Form 10-K
period 1995-12-31
LINCARE HOLDINGS INC
filed 1996-03-29
CIK 882235

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  (MARK ONE)
      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                  OR
     [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                         COMMISSION FILE NUMBER 0-19946

                             LINCARE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                       51-0331330
        (State or other jurisdiction of                         (I.R.S. Employer
         incorporation or organization)                      Identification Number)

          19337 US 19 NORTH, SUITE 500                               34624
              CLEARWATER, FLORIDA                                  (Zip Code)
    (Address of principal executive office)

       Registrant's telephone number, including area code: (813) 530-7700

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                 Title of Class
                     Common Stock, $.01 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X  Yes      No
                                          -----     ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates of the registrant, based on the closing sale price of the common stock on January 31, 1996, as reported in the NASDAQ National Market System, was approximately $871,075,737.

     As of February 29, 1996, there were 27,818,786 outstanding shares of the registrant's common stock, par value $.01, which is the only class of common stock of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders of Lincare Holdings Inc. which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Lincare Holdings Inc. and subsidiaries ("Lincare" or the "Company") is one of the nation's largest providers of oxygen and other respiratory therapy services to patients in the home. The Company's customers typically suffer from chronic obstructive pulmonary disease, such as emphysema, chronic bronchitis or asthma, and require supplemental oxygen or other respiratory therapy services in order to alleviate the symptoms and discomfort of respiratory dysfunction. Lincare currently serves over 85,000 customers in 36 states through 216 operating centers.

     On November 30, 1990, the Company acquired the outstanding capital stock of Lincare Inc. (the "Buyout"). The Company was formed by investment partnerships affiliated with the venture capital firms of Welsh, Carson, Anderson & Stowe and Summit Partners, by Dean Witter Capital Corporation, and by members of the Company's current management for the purpose of effecting the Buyout.

THE HOME RESPIRATORY MARKET

     The Company estimates that the home respiratory therapy market (including home oxygen equipment and respiratory therapy services) had revenues of approximately $3.0 billion in 1995, having grown by an estimated 8% to 10% per year over the last five years. This growth reflects the significant increase in the number of persons afflicted with chronic obstructive pulmonary disease, which is attributable, to a large extent, to the increasing proportion of the population over the age of 65.

BUSINESS STRATEGY

     The Company's strategy is to increase its market share through internal growth and acquisitions. Lincare will focus primarily on growth within its existing geographic markets, which the Company believes is generally more profitable than adding additional operating centers in new markets. In addition, the Company will expand into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when it believes such expansion will enhance its business. In 1995, Lincare acquired 22 local and regional competitors with combined annual revenue of approximately $45.0 million. These acquisitions established Lincare in one new state and expanded its presence in the states where the Company had existing locations.

     Revenue growth will be dependent upon the overall growth rate of the home respiratory care market, as well as on opportunities to increase market share through effective marketing efforts and selective acquisitions of local or regional competitors. The Company believes that the growing cost containment efforts of government and private insurance reimbursement programs and an increasingly competitive environment have accelerated consolidation trends within the home health care industry.

     The Company will continue to concentrate on providing oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where it believes such services will enhance the Company's primary business. In 1995, oxygen and other respiratory therapy services accounted for over 90% of the Company's revenues.

PRODUCTS AND SERVICES OF LINCARE

     Lincare primarily provides oxygen and other respiratory therapy services to patients in the home. Lincare also provides a variety of infusion therapies in certain geographic markets. When a patient is referred to one of the Company's operating centers by a physician, hospital discharge planner or other source, the Company's customer representative obtains the necessary medical and insurance coverage information and coordinates the delivery of patient care. The prescribed therapy is administered by one of the Company's representatives in the customer's home, where instructions and training are given to the customer and the customer's family regarding appropriate equipment use and maintenance and the therapy to be administered. Following the initial setup, Company representatives make periodic visits to the customer's home, the frequency of which is dictated by the type of therapy. The Company's services are coordinated with the customer's physician. During the period that the Company performs services for a customer, the customer remains under the physician's care and medical supervision. The Company employs respiratory therapists and nurses to perform certain training and other functions in connection with the Company's services. The respiratory therapists and nurses are licensed where required by applicable law.

     HOME OXYGEN EQUIPMENT. The major types of oxygen delivery equipment are liquid oxygen systems and oxygen concentrators. Each method of delivery has different characteristics that make it more or less suitable to specific patient applications.

          Liquid oxygen systems are thermally insulated containers of liquid oxygen, consisting of a stationary unit and a portable unit, which are most commonly used by ambulatory patients.

          Oxygen concentrators are stationary units that provide a continuous flow of oxygen by filtering ordinary room air. Concentrators are most commonly used by patients confined to the home or with only minimal mobility.

     OTHER RESPIRATORY THERAPY SERVICES. The other respiratory therapy services of the Company consist primarily of:

          Nebulizers and associated respiratory medications therapy provide aerosol therapy;

          Non-invasive ventilation provides nocturnal ventilatory support for neuromuscular and chronic obstructive pulmonary disease patients. This therapy improves daytime function and decreases incidents of acute illness; and

          Apnea monitors provide respiratory alarm systems for infants at risk for sudden infant death syndrome;

          Ventilators support respiratory function in severe cases of respiratory failure where the patient can no longer sustain the mechanics of breathing without the assistance of a machine.

          Continuous positive airway pressure devices maintain open airways in patients suffering from obstructive sleep apnea by providing airflow at prescribed pressures during sleep;

          Oximeters determine oxygen desaturation during exercise and sleep and assess the effectiveness of oxygen and home respiratory modalities.

     INFUSION THERAPY. Lincare provides a variety of infusion therapies consisting primarily of:

          Parenteral nutrition involves the intravenous feeding of life-sustaining nutrients to patients with impaired or altered digestive tracts or conditions that prohibit adequate oral nutritional support.

          Intravenous antibiotic therapy is the infusion of anti-infective medications into the patient's bloodstream for the treatment of a variety of infectious diseases.

          Enteral nutrition is administered to patients who cannot eat as a result of an obstruction to the upper gastrointestinal tract or other medical condition.

          Chemotherapy is the administration of cytotoxic drugs to patients suffering from various types of cancer.

          Dobutamine infusions are provided to patients with chronic end stage congestive heart failure that has not responded to standard drug therapy. These patients require a long-term venous access device and frequent blood chemistry monitoring.

          Immune globulin (IVIG) therapy is utilized for a variety of immune disorders such as B-cell and T-cell immune deficiency, acute infections, post transplant immunodeficiency and burns.

          Continuous pain management is the administration of analgesic drugs to patients suffering from acute or chronic pain.

          Central catheter management provides monitoring and supplies to patients requiring access via a peripherally inserted line into the superior vena cava.

     Through a limited number of operating centers, the Company provides home sleep studies, prenatal care, and prosthetic care.

     Lincare also supplies home medical equipment, such as hospital beds, wheelchairs and other supplies that may be required by patients.

COMPANY OPERATIONS

     Management. The Company is managed at the executive level as a portfolio of local businesses. Decentralization of managerial decision-making enables the Company's operating centers to respond promptly and effectively to local market demands and opportunities. The Company believes that the personalized nature of customer requirements and referral relationships characteristic of the home health care business mandates the Company's localized operating structure.

     Each of the Company's 216 operating centers is managed by a center manager who has responsibility and accountability for the operating and financial performance of the center. Service and marketing functions are performed at the local operating level, while strategic development, financial control and operating policies are administered at the executive level. Reporting mechanisms are in place at the operating center level to monitor performance and ensure field accountability.

     A regional management layer consisting of 28 area managers directly supervises individual operating center managers, serving as an additional mechanism for assessing and improving performance of the Company's operations. The Company's operating centers are served by eleven regional billing centers which control all the Company's billing and reimbursement functions.

     MIS Systems. The Company believes that the proprietary management information systems developed by the Company are one of its key competitive advantages and provide management with a critical asset in measuring and evaluating performance levels throughout the Company. Management reviews monthly reports containing information critical to the evaluation process, including revenues and profitability by individual center, accounts receivable and cash collection management, equipment controls and utilization, customer activity, and manpower trends. The Company has a staff of nine full-time computer programmers which permits the Company to continually enhance its computer systems in order to provide timely financial and operational information and to respond promptly to changes in reimbursement regulations and policies.

     Accounts Receivable Management. The Company derives a majority of its revenues from reimbursement by third party payors. The Company accepts assignment of insurance benefits from customers and in most instances invoices and collects payments directly from Medicare, Medicaid and private insurance carriers, as well as directly from customers under co-insurance provisions. The following table sets forth, for the period indicated, the Company's payor mix.

                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                     PAYORS                                  1995
          -------------------------------------------------------------  ------------
          Medicare and Medicaid programs...............................        60%
          Private insurance............................................        24
          Direct payment and other (1).................................        16
                                                                              ---
                                                                              100%
                                                                         ==========

---------------

(1) The direct payment category is comprised primarily of co-insurance amounts received from beneficiaries of Medicare and private insurance coverage.

     Reimbursement is a complicated process which involves submission of claims to multiple payors, each having its own claims requirements. To operate effectively in this environment, the Company has designed and implemented proprietary computer systems to decrease the time required for the submission and processing of third party payor claims. The Company's systems are capable of tailoring the submission of claims to the specifications of the individual payors. The Company's in-house MIS capability also enables it to adjust quickly to any regulatory or reimbursement changes. These features serve to decrease the processing time of claims by payors, resulting in a more rapid turnover of accounts receivable. In addition, the Company is capable of submitting claims electronically to any Medicare carrier or other third party payor that can receive electronic claims submissions.

     The Company's net accounts receivable in terms of days sales outstanding was 44 days as of December 31, 1995 and 40 days as of December 31, 1994.

SALES AND MARKETING

     Favorable trends affecting the U.S. population and home health care have created an environment which should produce increasing demand for the services provided by Lincare. The average age of Americans is increasing, and as a person ages more health care services are required. The well-documented major structural changes going on in health care are moving more services into the home and out of institutions.

     Sales activities are generally carried out by the Company's full-time sales representatives located at the Company's operating centers with assistance from the center managers. In addition to promoting the high quality of the Company's services, the sales representatives are trained to provide information concerning the advantages of home respiratory care. Sales representatives are often licensed respiratory therapists who are highly knowledgeable in the provision of supplemental oxygen.

     The Company primarily acquires new customers through referrals. The Company's principal sources of referrals are physicians, hospital discharge planners, prepaid health plans, clinical case managers and nursing agencies. The Company's sales representatives maintain continual contact with these medical professionals in order to strengthen these relationships.

     The Company's current base of referral sources provides a steady flow of customers in recognition of the Company's reputation for providing high-quality service to patients. While the Company views its referral sources as fundamental to its business, no single referral source accounts for more than 1.0% of the Company's revenues. The Company has more than 85,000 active customers, and the loss of any single customer or group of customers would not materially impact the Company's business.

     Joint Commission on Accreditation of Healthcare Organizations, ("JCAHO"). The Company has received accreditation from the JCAHO, a private not-for-profit organization that has established voluntary standards for the provision of home health care services, for all its operating centers.

     Accreditation by the JCAHO represents a marketing benefit to the Company's operating centers and provides for a recognized quality assurance program throughout the Company. The Company anticipates that referral sources may in the future require accreditation as a prerequisite to referring patients to individual home health care companies. Several proposals have been made to require health care providers to be accredited or licensed by independent agencies in order to participate in government reimbursement programs, and such a requirement has been adopted by certain private payors.

RECENT ACQUISITIONS

     In 1995, the Company acquired, in unrelated acquisitions, certain operating assets of 10 local and regional competitors, the common stock of 10 companies and, in two separate transactions, certain assets of two related companies and substantially all of the assets of a single company and eight of its wholly-owned subsidiaries. The operations acquired in 1995 had aggregate annualized revenues of approximately $45.0 million at the time of acquisition. These acquisitions resulted in the addition of 27 new operating centers.

     In 1994, the Company acquired, in unrelated acquisitions, certain operating assets of 16 local and regional competitors, the common stock of three companies and, in a single transaction, certain assets of five related companies. The operations acquired in 1994 had aggregate annualized revenues of approximately $35.0 million at the time of acquisition. These acquisitions resulted in the addition of 35 new operating centers.

QUALITY CONTROL

     The Company is committed to providing consistently high quality products and services. The Company's quality control procedures are designed to promote greater responsiveness and sensitivity in dealing with individual customer needs and to provide the highest level of quality assurance and convenience to the referring physician. Licensed respiratory therapists and registered nurses provide professional health care support and assist in the Company's sales and marketing efforts.

SUPPLIERS

     The Company purchases its oxygen and equipment needs from a variety of suppliers. The Company is not dependent upon any single supplier and believes that its oxygen and equipment needs can be provided by several manufacturers.

COMPETITION

     The home respiratory care market is a fragmented and highly competitive market that is served by the Company and other national providers and, the Company estimates, by over 2,000 regional and local companies.

     The quality of service is the single most important competitive factor within the home respiratory care market. The relationships between a home respiratory care company and its customers and referral sources are highly personal. There is no incentive for either the physician or the patient to alter this relationship so long as the home respiratory care company is providing responsive, professional and high-quality service. Other key competitive factors are strength of local ties to the referral community and efficiency of reimbursement and accounts receivable management systems.

     Home respiratory care companies normally compete based on service. Reimbursement levels are established by the fee schedules promulgated by Medicare, Medicaid or by the individual determinations of private insurance companies. Furthermore, marketing efforts by home respiratory care companies are directed toward referral sources which do not share financial responsibility for the payment of services provided to customers.

MEDICARE REIMBURSEMENT

     As a supplier of home oxygen and other respiratory therapy services for the home health care market, the Company participates in Medicare Part B, the Supplementary Medical Insurance Program, which was established by the Social Security Act of 1965. Suppliers of home oxygen and other respiratory therapy services have historically been heavily dependent on Medicare reimbursement due to the high proportion of elderly suffering from respiratory disease.

     Congress enacted legislation passed as part of the 1987 Omnibus Budget Reconciliation Act ("OBRA 1987") that significantly changed reimbursement for home oxygen, respiratory therapy services and home medical equipment. This legislation changed reimbursement from charge-based pricing by individual suppliers to a single price for each item paid to all suppliers within each Medicare carrier's jurisdiction. Under the provisions of OBRA 1987, home oxygen equipment is generally reimbursed at a set single monthly payment amount, regardless of the type of oxygen equipment provided. OBRA 1987 also defined whether certain home medical equipment would be paid for on a rental or sale basis and established a 15 month rental payment ceiling on certain home medical equipment.

     The 1990 Omnibus Budget Reconciliation Act ("OBRA 1990") provided that the fee schedules established under OBRA 1987 were to be adjusted annually at a rate equal to the change in the Consumer Price Index less 1 percent through December 31, 1992, and increased by the Consumer Price Index in 1993. OBRA 1990 also made new changes to Medicare Part B reimbursement which were implemented in 1991. These changes included a national standardization of Medicare rates for certain equipment categories, as well as reductions in amounts paid for home medical equipment rentals.

     On August 10, 1993, Congress passed the Omnibus Reconciliation Act of 1993 ("OBRA 93") which required changes to be made effective January 1, 1994, in the Medicare reimbursement of certain items of home medical equipment. The Company estimates that these Medicare price changes resulted in a revenue reduction of approximately $4,100,000 for the year ended December 31, 1994. The OBRA 93 legislation provided for a consumer price index update, effective January 1, 1995, which the company estimates increased 1995 revenue by $3,100,000.

     Congress passed the Balanced Budget Act of 1995 (H.R. 2491) on November 30, 1995. The legislation included reductions in the rate of growth of Medicare and Medicaid spending, along with significant tax reductions. The proposal included a $2.5 billion reduction to the home oxygen benefit out of a total seven-year program budget of $10.2 billion. President Clinton vetoed the bill on December 6, 1995 and offered an alternative seven-year balanced budget proposal.

     Continuing efforts between Congress and the Administration to reach agreement on a budget have produced lower proposed reductions in Medicare and Medicaid spending. With respect to the home oxygen benefit, the Clinton Administration and various congressional health care leaders have announced support for program reductions of $1.4 billion over the seven-year period. At this time, it is uncertain whether any budget agreement will be reached in 1996.

     Federal and state budgetary and other cost-containment pressures will continue to impact the home respiratory care industry. The Company cannot predict what new federal and state budgetary proposals will be adopted and, if adopted, what effect, if any, such proposals would have on the Company's business.

     Claims under the federal Medicare program are processed by private insurance companies under contract arrangements with the Health Care Financing Administration (HCFA). In 1993, the federal Medicare program began implementing a plan to reduce the number of carriers administering Part B of the Medicare program from approximately sixty carriers to four regional carriers. This transition to regional carriers was completed in 1994.

GOVERNMENT REGULATION

     The federal government and all states in which the Company currently operates regulate various aspects of its business. In particular, the Company's operating centers are subject to federal laws covering the repackaging and dispensing of drugs (including oxygen) and regulating interstate motor-carrier transportation. The Company's locations also are subject to state laws governing, among other things, pharmacies, nursing services and certain types of home health agency activities. Certain of the Company's employees are subject to state laws and regulations governing the ethics and professional practice of respiratory therapy, pharmacy and nursing.

     As a supplier of services under the Medicare and Medicaid programs, the Company is subject to the Medicare and Medicaid fraud and abuse laws. These laws, among other things, prohibit any payment, kickback or rebate in return for the referral of Medicare or Medicaid patients. Violations of these provisions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs.

     Health care is an area of rapid regulatory change. Changes in the law or new interpretations of existing laws can have an effect on permissible activities, the relative costs associated with doing business, and the amount of reimbursement by government and third party payors. The Company cannot predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, and of possible changes in national health care policies, including those pertaining to managed care organization, which are currently the focus of national political discussion. Future legislative and regulatory changes could have an adverse impact on the Company.

INSURANCE

     The Company currently has in force general liability and product liability insurance, each with a coverage limit of $10.0 million. In addition, the Company has professional liability insurance with a coverage limit of

$1.0 million per occurrence and $3.0 million in the aggregate. The Company's product liability insurance provides coverage on a claims-made basis, while its general and professional liability insurance are on an occurrence basis. All policies are subject to annual renewal and the Company anticipates adequate amounts of insurance coverage to be available at such renewal dates.

EMPLOYEES

     As of February 29, 1996, the Company had approximately 2,200 employees. None of the Company's employees are currently covered by collective bargaining agreements. The Company believes that the relations between the Company's management and its employees are good.

ENVIRONMENTAL MATTERS

     Management believes that the Company is currently in compliance in all material aspects with applicable federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Management does not believe it will be required to expend any material amounts in order to remain in compliance with these laws and regulations or that compliance will materially affect its capital expenditures, earnings or competitive position.

ITEM 2.  PROPERTIES

     All but one of the Company's 216 operating center locations are under third party lease arrangements. Each operating center is a combination warehouse and office, with warehouse space generally comprising approximately 50% of the facility. Warehouse space is used for storage of adequate supplies of equipment necessary to conduct the Company's business. The Company also leases a headquarters facility and 10 of its 11 separate billing centers.

ITEM 3.  LEGAL PROCEEDINGS

     In January 1994, the Company was advised by the United States Attorney for the Middle District of Florida that a grand jury has been investigating certain services provided by the Company to a pharmacy that supplied medications to home respiratory patients. Under its contracts with the pharmacy, the Company was responsible for providing various marketing, field administration and patient services to the pharmacy. The contracts were in effect from February 1989 to April 1992, and accounted for less than one percent of the Company's revenues during such period. The Company is cooperating with the investigation and believes that it will be able to demonstrate that its services for the pharmacy were provided in accordance with all applicable federal laws. However, no assurance can be given that the matter will be resolved promptly or that the United States Attorney will not seek penalties against the Company or its officers.

     The Company is also involved in certain other claims and legal actions arising in the ordinary course of business. In the opinion of the Company, the ultimate disposition of all matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market System under the symbol LNCR. The following table sets forth the high and low closing sale prices as reported by NASDAQ for the periods indicated.

                                                                          HIGH       LOW
                                                                         ------     ------
    1995
    First quarter......................................................  $31.25     $24.25
    Second quarter.....................................................   35.25      25.25
    Third quarter......................................................   35.25      23.25
    Fourth quarter.....................................................   28.50      21.00
    1994
    First quarter......................................................  $25.50     $19.75
    Second quarter.....................................................   23.00      18.75
    Third quarter......................................................   24.75      19.25
    Fourth quarter.....................................................   29.00      23.00

     There were approximately 284 holders of record of the common stock as of February 29, 1996.

     The Company has not paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of the Company's Board of Directors to retain all earnings in the Company in order to support the future growth of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below under the caption "Statements of Operations Data" for the years ended December 31, 1995, 1994, 1993, 1992, and 1991 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants.

     The data set forth below are qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

                                                   YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------
                                       1995       1994       1993       1992       1991
                                     --------   --------   --------   --------   --------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenues.......................  $274,800   $201,142   $154,506   $117,403   $ 88,634
Cost of goods and services.........    41,329     29,058     21,115     16,215     10,631
Operating expenses.................    60,272     44,347     34,388     28,475     23,746
Selling, general and administrative
  expenses.........................    57,275     43,249     34,623     28,354     24,499
Bad debt expense...................     2,190      1,546      1,832      1,591      1,006
Depreciation expense...............    16,511     13,403     11,764     10,143      8,736
Amortization expense...............    11,099      7,281      4,695      5,125     10,572
Non-recurring expense(1)...........     1,921         --         --         --         --
                                     --------   --------   --------   --------   --------
Operating income...................    84,203     62,258     46,089     27,500      9,444
Interest income....................       294        434        611        465        327
Interest expense...................       892        473        387      1,242      4,902
Gain on disposal of property and
  equipment........................        68        101        233         16         58
                                     --------   --------   --------   --------   --------
Income before income taxes and
  extraordinary loss...............    83,673     62,320     46,546     26,739      4,927
Income tax expense.................    32,634     24,367     18,294     10,600      2,080
                                     --------   --------   --------   --------   --------
Income before extraordinary loss...    51,039     37,953     28,252     16,139      2,847
Extraordinary loss, net of
  taxes(2).........................        --         --         --     (1,000)        --
                                     --------   --------   --------   --------   --------
Net income available for common....  $ 51,039   $ 37,953   $ 28,252   $ 15,139   $  2,847
                                     ========   ========   ========   ========   ========
Income per common share:
  Income before extraordinary
     loss..........................  $   1.79   $   1.34   $   1.01   $    .64   $    .15
                                     ========   ========   ========   ========   ========
  Net income.......................  $   1.79   $   1.34   $   1.01   $    .60   $    .15
                                     ========   ========   ========   ========   ========
Weighted average common and common
  equivalent shares outstanding....    28,576     28,307     27,911     25,334     18,713
                                     ========   ========   ========   ========   ========
Pro forma income (loss) per common
  share:(3)
  Income before extraordinary
     loss..........................                                              $    .23
  Extraordinary loss, net of
     taxes.........................                                                  (.05)
                                                                                 --------
  Net income.......................                                              $    .18
                                                                                 ========

---------------

(1) Related to the abandoned merger between the Company and Coram Healthcare Corporation, the Company recorded a non-recurring expense of $1,921,000 ($1,172,000 or $0.04 per share after taxes). Such non-recurring expense is comprised of (a) $1,448,000 or professional fees, (b) $199,000 of printing and mailing expenses, (c) $153,000 filing fees, and (d) $121,000 of other direct costs.
(2) Upon the prepayment of the Company's senior and subordinated debt with the proceeds of the Company's March 1992 initial public offering, the Company recorded an extraordinary loss, net of taxes, of $1,000,000, attributable to (i) a prepayment premium ($300,000), (ii) unamortized loan origination fees related to the senior debt ($990,000) and (iii) unamortized discount on the subordinated debt ($357,000).

(3) For purposes of the pro forma income (loss) per common share calculations, the Company's March 1992 initial public offering and the application of the proceeds therefrom is assumed to have been completed on January 1, 1991.

                                                                 AT DECEMBER 31,
                                               ---------------------------------------------------
                                                 1995       1994       1993       1992      1991
                                               --------   --------   --------   --------   -------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital..............................  $ 16,510   $ 18,517   $ 35,642   $ 26,134   $10,105
Total assets.................................   260,206    195,778    147,084    108,024    84,277
Long-term obligations, excluding current
  installments...............................     7,383      6,717      7,512      6,233    42,486
Redeemable preferred stock...................        --         --         --         --    12,076
Stockholders' equity.........................   221,383    162,088    117,058     82,435     6,721

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company continues to pursue its strategy of focusing on increasing market share within its existing geographical markets, through internal growth and through selective acquisitions of regional or local competitors. In addition, the Company will expand into new geographical markets on a selective basis, either through acquisitions or by opening new operating centers, when the Company believes it will enhance its business.

     The Company's focus remains primarily on oxygen and other respiratory therapy services, and it intends to expand its home infusion therapy services in 1996.

NET REVENUES

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                               1995       1994       1993
                                                             --------   --------   --------
                                                                     (IN THOUSANDS)
    Oxygen and other respiratory therapy...................  $250,287   $184,927   $141,918
    Home medical equipment and other.......................    24,513     16,215     12,588
                                                             --------   --------   --------
              Total........................................  $274,800   $201,142   $154,506
                                                             ========   ========   ========

     Net revenues for the year ended December 31, 1995 increased by $73,658,000 (or 36.6%) over 1994. Net revenues for the year ended December 31, 1994 increased by $46,636,000 (or 30.2%) over 1993. The increases are attributable to the Company's sales and marketing efforts that emphasize quality and customer service, and the effect of the acquisitions completed by the Company. The Company estimates that approximately $40,627,000 of the increase in revenues for year ended December 31, 1995, and $29,948,000 of the increase in revenues for the year ended December 31, 1994, were attributable to the acquired businesses. Approximately $29,931,000 of the net revenue increase for the year ended December 31, 1995 and $20,788,000 for the year ended December 31, 1994, was attributable to volume growth in the Company's business.

     On August 10, 1993, Congress passed the Omnibus Reconciliation Act of 1993 ("OBRA 93") which required changes to be made effective January 1, 1994, in the Medicare reimbursement of certain items of home medical equipment. The Company estimates that these Medicare price changes resulted in a revenue reduction of approximately $4,100,000 for the year ended December 31, 1994. The OBRA 93 legislation provided for a consumer price index update, effective January 1, 1995, which the company estimates increased 1995 revenue by $3,100,000.

     Congress passed the Balanced Budget Act of 1995 (H.R. 2491) on November 30, 1995. The legislation included reductions in the rate of growth of Medicare and Medicaid spending, along with significant tax reductions. The proposal included a $2.5 billion reduction to the home oxygen benefit out of a total seven-year program budget of $10.2 billion. President Clinton vetoed the bill on December 6, 1995 and offered an alternative seven-year balanced budget proposal.

     Continuing efforts between Congress and the Administration to reach agreement on a budget have produced lower proposed reductions in Medicare and Medicaid spending. With respect to the home oxygen benefit, the Clinton Administration and various congressional health care leaders have announced support for program reductions of $1.4 billion over the seven-year period. At this time, it is uncertain whether any budget agreement will be reached in 1996.

COST OF GOODS AND SERVICES

     Cost of goods and services as a percentage of net revenues was 15.0% for the year ended December 31, 1995 and was 14.4% and 13.7% for the years ended December 31, 1994 and 1993, respectively. The increase in 1995 is attributable to a change in the product mix related to acquisitions having higher levels of home medical equipment and certain respiratory therapy products.

OPERATING AND OTHER EXPENSES

     Operating expenses for the year ended December 31, 1995 decreased to 21.9% of net revenues, compared to 22.0% and 22.3% for the years ended December 31, 1994 and 1993, respectively.

     Selling, general and administrative expenses expressed as a percentage of net revenues decreased to 20.8% for the year ended December 31, 1995 compared with 21.5% and 22.4% for the years ended December 31, 1994 and 1993, respectively. This improvement is primarily due to the Company's ability to maintain a cost structure that, with increases in net revenues, has permitted the Company to spread its overhead over a larger base of revenues, resulting in improvement in operating income.

     Bad debt expense as a percentage of net revenues was 0.8% for the years ended December 31, 1995 and 1994, and 1.2% for the year ended December 31, 1993.

     The Company's increased depreciation expense reflects increased capital expenditures primarily for additional oxygen equipment to service the Company's growing customer base. Depreciation expense as a percentage of net revenues decreased to 6.0% for the year ended December 31, 1995 compared with 6.7% and 7.6% for the years ended December 31, 1994 and 1993, respectively.

AMORTIZATION EXPENSE

     The Company's net intangible assets were $146,371,000 as of December 31, 1995. Of this total, $9,510,000 (consisting of the value assigned to customer lists) is being amortized over a period of 10 to 36 months, $6,370,000 (consisting of various covenants not to compete) over a period of three to seven years, and $130,491,000 (consisting of goodwill) over a period of 40 years.

     During 1995, the Company amortized $11,099,000 of its intangible assets (4.0% of net revenues) compared to $7,281,000 (3.6% of net revenues) in 1994 and $4,695,000 (3.0% of net revenues) in 1993.

OPERATING INCOME

     As shown in the table below, operating income before non-recurring expense for the year ended December 31, 1995 increased by $23,866,000 over 1994: The Company recognized a non-recurring charge of $1,921,000 related to the Company's abandoned merger with Coram Healthcare Corporation. Operating income for the year ended December 31, 1994 increased by $16,169,000 over 1993. The percentage increases in operating income are attributable to the Company's continued revenue growth, while maintaining effective cost controls over expenses.

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                        (IN THOUSANDS)
Operating income before non-recurring expense.................  $86,124     $62,258     $46,089
Percentage of net revenues....................................     31.3%       31.0%       29.8%

INTEREST EXPENSE

     Interest expense for the year ended December 31, 1995 was $892,000, compared to $473,000 and $387,000 for the years ended December 31, 1994 and 1993, respectively. The increase in 1995 is attributable to the Company's use of its revolving line of credit during the year.

INCOME TAXES

     The Company's effective income tax rate was 39.0% for the year ended December 31, 1995, 39.1% for 1994 and 39.3% for 1993.

ACQUISITIONS

     For a description of business combinations entered into by the Company during 1995 and 1994, see "Business -- Recent Acquisitions" and Note 13 to the Consolidated Financial Statements.

     The intangible assets acquired in the Buyout resulted in amortization expense of $443,000, $443,000 and $1,090,000 in 1995, 1994 and 1993,
respectively. Depreciation expense associated with the computer software acquired in the Buyout was $1,344,000 in 1993. The computer software was fully amortized in 1993.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company's working capital was $16,510,000, as compared to $18,517,000 at December 31, 1994, and $35,642,000 at December 31, 1993.

     Net cash provided by operating activities was $79,523,000 for the year ended December 31, 1995, compared with $66,018,000 for the year ended December 31, 1994, and $51,392,000 for the year ended December 31, 1993. A significant portion of the Company's assets consists of accounts receivables from third party payors that provide reimbursement for the services provided by the Company. Because of the Company's ability to collect its accounts receivable on a timely basis, the Company has not been required to obtain interim financing of its accounts receivable to satisfy operating needs.

     Net cash used in investing and financing activities amounted to $94,537,000, $79,733,000 and $41,530,000 for the years ended December 31, 1995,
1994 and 1993, respectively. Activity in the year ended December 31, 1995 included the Company's investment of $58,590,000 in business acquisitions, investment in capital equipment of $30,148,000, the borrowing of $44,000,000 from its revolving line of credit, payments of $41,000,000 on the revolving line of credit and payments of $13,247,000 related long-term obligations.

     As of December 31, 1995, the Company's principal sources of liquidity consisted of $16,510,000 of working capital and $45,000,000 available under its revolving line of credit. On February 10, 1995, the Company increased the amount it may borrow under the revolving line of credit from $25,000,000 to $50,000,000. The Company believes that internally generated funds, together with funds that may be borrowed under such credit facility, will be sufficient to meet the Company's anticipated capital requirements over the foreseeable future.

     The Company anticipates that capital expenditures for 1996 will be approximately $35,000,000 and that over the next several years its capital expenditure requirements will grow no faster than the growth in the Company's revenue. The Company believes that it will be able to generate sufficient funds internally to meet its short-term and long-term capital expenditure requirements.

     The Company's future liquidity will continue to be dependent upon its operating cash flow and management of accounts receivable. Additionally, the Company is not aware of any impact on liquidity due to pending litigation arising in the ordinary course of business.

INFLATION

     The Company has not experienced large increases in either the cost of supplies or operating expenses due to inflation. Because of restrictions on reimbursement by government and private medical insurance programs and the pressures to contain the growth in the costs of such programs, the Company bears the risk that reimbursement rates set by such programs will not keep pace with inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are listed in Item 14(1)(a) and are submitted at the end of this Annual Report on Form 10-K. The supplementary data required by this Item is included on page S-1. The financial statements and supplementary data are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is included in the definitive proxy statement, under "Information Regarding the Board of Directors" for the Annual Meeting of Stockholders to be held May 13, 1996, and is herein incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is included in the definitive proxy statement, under "Executive Compensation" for the Annual Meeting of Stockholders to be held May 13, 1996, and is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is included in the definitive proxy statement under "Security Ownership of Principal Stockholders and Management" for the Annual Meeting of Stockholders to be held May 13, 1996, and is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) The following consolidated financial statements of Lincare Holdings Inc. and subsidiaries are filed as part of this Form 10-K starting at page F-1:

          Independent Auditors' Report

          Consolidated Balance Sheets -- December 31, 1995 and 1994

          Consolidated Statements of Operations -- Years ended December 31, 1995, 1994 and 1993.

          Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1995, 1994 and 1993

          Consolidated Statements of Cash Flows -- Years ended December 31, 1995, 1994 and 1993

          Notes to Consolidated Financial Statements

     (2) The following consolidated financial statement schedule of Lincare Holdings Inc. and subsidiaries is included in this Form 10-K at page S-1:

          Schedule VIII -- Valuation and Qualifying Accounts

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3) Exhibits included or incorporated herein:

          See Exhibit Index.

     (b) The Company did not file a Current Report on Form 8-K during the three months ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LINCARE HOLDINGS INC.

                                                /s/  JAMES M. EMANUEL
                                          --------------------------------------
                                                     James M. Emanuel
                                              Secretary, Chief Financial and
                                               Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                               POSITION                     DATE
----------------------------------------  -----------------------------------  ---------------
          /s/  JAMES T. KELLY               Chairman of the Board, Chief          March 27, 1996
----------------------------------------    Executive Officer and President
              James T. Kelly

        /s/  JAMES M. EMANUEL               Director, Chief Financial and         March 27, 1996
----------------------------------------    Principal Accounting Officer
             James M. Emanuel

       /s/  CHESTER B. BLACK                Director                              March 27, 1996
----------------------------------------
            Chester B. Black

          /s/  FRANK T. CARY                Director                              March 27, 1996
----------------------------------------
              Frank T. Cary

        /s/  HOWARD R. DEUTSCH              Director                              March 27, 1996
----------------------------------------
             Howard R. Deutsch

         /s/  ANDREW M. PAUL                Director                              March 27, 1996
----------------------------------------
              Andrew M. Paul

         /s/  THOMAS O. PYLE                Director                              March 27, 1996
----------------------------------------
              Thomas O. Pyle

                               INDEX OF EXHIBITS



                                                                                                      Sequentially
Exhibit                                                                                                   Numbered
Number                            Exhibit                                                                     Page
------                            -------                                                                     ----
       +3.1-   Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.  . . . .

       +3.2-   Amended and Restated By-Laws of Lincare Holdings Inc. . . . . . . . . . . . . . . .

      +10.6-   Purchase Agreement dated as of September 25, 1991 among the Registrant and the several purchasers named therein  . . . . . . . . . . . . . . . . . . . . . . . . .

     +10.10-   Non-Qualified Stock Option Plan of Registrant . . . . . . . . . . . . . . . . . . .

     +10.11-   Lincare Holdings Inc. 1991 Stock Plan . . . . . . . . . . . . . . . . . . . . . . .

     +10.12-   Non-Qualified Stock Option Agreements dated as of November 30, 1990, as amended, between the Registrant and James T. Kelly . . . . . . . . . . . . . . . . . . . . .

     +10.13-   Non-Qualified Stock Option Agreements dated as of November 30, 1990, as amended, between the Registrant and Howard R. Deutsch  . . . . . . . . . . . . . . . . . . .

     +10.14-   Non-Qualified Stock Option Agreements dated as of November 30, 1990, as amended, between the Registrant and James M. Emanuel . . . . . . . . . . . . . . . . . . . .

     +10.15-   Lincare Inc. 401(k) Plan  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

     +10.19-   Asset Purchase Agreement dated as of September 25, 1991, between Lincare Inc. and
               Glasrock Home Health Care, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .

    ++10.20-   Asset Purchase Agreement dated as of October 2, 1992, among Lincare Inc., Advance
               Home Health Services, Inc. and Diversified Diagnostics Inc., Richard Levy and
               Michael D. Moore  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   +++10.21-   Amendment to Non-Qualified Stock Option Agreement dated December 2, 1992, between the Registrant and James T. Kelly . . . . . . . . . . . . . . . . . . . . . . . . .

   +++10.22-   Amendment to Non-Qualified Stock Option Agreement dated December 2, 1992, between the Registrant and Howard R. Deutsch  . . . . . . . . . . . . . . . . . . . . . . .


                                                                                                  Sequentially
Exhibit                                                                                              Numbered
Number                                             Exhibit                                               Page
------                                             -------                                               ----
   +++10.23-   Amendment to Non-Qualified Stock Option Agreement dated December 2, 1992, between the Registrant and James M. Emanuel . . . . . . . . . . . . . . . . . . .

  ++++10.24-   Asset Purchase Agreement effective March 31, 1993, between Lincare Inc. and T2
               Medical, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

     *10.26-   Loan Agreement dated February 10, 1995, between Registrant and NationsBank of
               Florida, N.A. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

     *10.27-   Employment Agreement dated as of November 1, 1993 between Lincare Holdings Inc.
               and James T. Kelly  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

     *10.28-   Employment Agreement dated as of November 1, 1993 between Lincare Holdings Inc.
               and Howard R. Deutsch . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

     *10.29-   Employment Agreement dated as of November 1, 1993 between Lincare Holdings Inc.
               and James M. Emanuel  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

    **10.30-   Asset Purchase Agreement dated as of May 24, 1995 between Lincare Inc. and
               PrimaCare Health Resources, Inc.  . . . . . . . . . . . . . . . . . . . . . . . .

      10.31    Non-Qualified Stock Option Agreements dated as of January 23, 1995, between
               the Registrant and James T. Kelly . . . . . . . . . . . . . . . . . . . . . . . .         27

      10.32-   Non-Qualified Stock Option Agreements dated as of Janury 23, 1995, between
               the Registrant and Howard R. Deutsch  . . . . . . . . . . . . . . . . . . . . . .         28

      10.33-   Non-Qualified Stock Option Agreements dated as of January 23, 1995, between
               the Registrant and James M. Emanuel . . . . . . . . . . . . . . . . . . . . . . .         29

 +++++22.2-    List of Subsidiaries of Lincare Holdings Inc. . . . . . . . . . . . . . . . . . .

      23.5-    Consent of KPMG Peat Marwick LLP  . . . . . . . . . . . . . . . . . . . . . . . .         30

      27       Financial Data Schedule (for SEC Use Only)  . . . . . . . . . . . . . . . . . . .

---------------
+ Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-44672)

++ Incorporated by reference to Exhibit A to the Registrant's Form 8-K dated October 14, 1992.

+++ Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-55260).

++++    Incorporated by reference to the Registrant's Form 8-K dated April 28,
        1993.

+++++ Incorporated by reference to the Registrant's Form 10-K dated March 22, 1994.

*       Incorporated by reference to the Registrant's Form 10-K dated
        March 22, 1995.

**      Incorporated by reference to the Registrant's Form 8-K dated May 24,
        1995.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Lincare Holdings Inc.:

     We have audited the accompanying consolidated balance sheets of Lincare Holdings Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincare Holdings Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

St. Petersburg, Florida
January 19, 1996

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                                             1995       1994
                                                                           --------   --------
                                                                               (DOLLARS IN
                                                                               THOUSANDS)
                                       ASSETS (NOTE 5)
Current assets:
  Cash and cash equivalents..............................................  $  1,009   $ 16,023
  Accounts and notes receivable (note 2).................................    36,610     23,629
  Income taxes receivable................................................       772         --
  Inventories............................................................     1,299      1,029
  Prepaid expenses.......................................................       674        752
                                                                           --------   --------
          Total current assets...........................................    40,364     41,433
                                                                           --------   --------
Property and equipment (notes 3 and 4)...................................   121,786     93,098
Less accumulated depreciation............................................    48,534     37,014
                                                                           --------   --------
          Net property and equipment.....................................    73,252     56,084
                                                                           --------   --------
Other assets:
  Goodwill, less accumulated amortization of $6,920 in 1995 and $3,878 in
     1994................................................................   130,491     82,795
  Intangible assets, less accumulated amortization of $27,229 in 1995 and
     $21,249 in 1994.....................................................     9,510      9,205
  Covenants not to compete, less accumulated amortization of $5,315 in
     1995 and $3,238 in 1994.............................................     6,370      6,055
  Other..................................................................       219        206
                                                                           --------   --------
          Total other assets.............................................   146,590     98,261
                                                                           ========   ========
                                                                           $260,206   $195,778
                                                                           ========   ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations (note 6).................  $  4,992   $  6,972
  Accounts payable.......................................................    10,214      8,273
  Accrued expenses:
     Compensation and benefits...........................................     7,028      5,087
     Other...............................................................     1,620      1,377
  Income taxes payable...................................................         -      1,207
                                                                           --------   --------
          Total current liabilities......................................    23,854     22,916
Revolving credit loan (note 5)...........................................     5,000      2,000
Long-term obligations, excluding current installments (note 6)...........     2,383      4,717
Deferred income taxes (note 7)...........................................     6,707      3,255
Minority interest........................................................       879        802
Stockholders' equity (notes 7, 8 and 9):
  Common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 27,686,834 shares in 1995 and 27,124,130 shares in
     1994................................................................       277        271
  Additional paid-in capital.............................................    86,049     77,799
  Retained earnings......................................................   135,057     84,018
                                                                           --------   --------
          Total stockholders' equity.....................................   221,383    162,088
Commitments and contingencies (notes 4 and 14)...........................
                                                                           --------   --------
                                                                           $260,206   $195,778
                                                                           ========   ========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                           1995           1994           1993
                                                         --------       --------       --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
Net revenues (note 10).................................  $274,800       $201,142       $154,506
                                                         --------       --------       --------
Costs and expenses:
  Cost of goods and services...........................    41,329         29,058         21,115
  Operating expenses...................................    60,272         44,347         34,388
  Selling, general and administrative expenses.........    57,275         43,249         34,623
  Bad debt expense.....................................     2,190          1,546          1,832
  Depreciation expense.................................    16,511         13,403         11,764
  Amortization expense.................................    11,099          7,281          4,695
  Non-recurring expense (note 11)......................     1,921             --             --
                                                         --------       --------       --------
                                                          190,597        138,884        108,417
                                                         --------       --------       --------
          Operating income.............................    84,203         62,258         46,089
                                                         --------       --------       --------
Other income (expenses):
  Interest income......................................       294            434            611
  Interest expense.....................................      (892)          (473)          (387)
  Net gain on disposal of property and equipment.......        68            101            233
                                                         --------       --------       --------
                                                             (530)            62            457
                                                         --------       --------       --------
          Income before income taxes...................    83,673         62,320         46,546
Income tax expense (note 7)............................    32,634         24,367         18,294
                                                         --------       --------       --------
          Net income...................................  $ 51,039       $ 37,953       $ 28,252
                                                         ========       ========       ========
Income per common share................................  $   1.79       $   1.34       $   1.01
                                                         ========       ========       ========
Weighted average number of common shares and common
  share equivalents outstanding (in thousands).........    28,576         28,307         27,911
                                                         ========       ========       ========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                 ADDITIONAL                  TOTAL
                                                        COMMON    PAID-IN     RETAINED   STOCKHOLDERS'
                                                        STOCK     CAPITAL     EARNINGS      EQUITY
                                                        ------   ----------   --------   -------------
                                                                    (DOLLARS IN THOUSANDS)
Balances at December 31, 1992.........................   $255     $ 64,367    $ 17,813     $  82,435
Exercise of stock options (note 9)....................      9          412          --           421
Adjustment of 1992 offering costs.....................     --           16          --            16
Tax benefit related to exercise of employee stock
  options (notes 7 and 9).............................     --        5,934          --         5,934
Net income............................................     --           --      28,252        28,252
                                                        ------   ----------   --------   -------------
Balances at December 31, 1993.........................    264       70,729      46,065       117,058
Exercise of stock options (note 9)....................      7          454          --           461
Tax benefit related to exercise of employee stock
  options (notes 7 and 9).............................     --        6,616          --         6,616
Net income............................................     --           --      37,953        37,953
                                                        ------   ----------   --------   -------------
Balances at December 31, 1994.........................    271       77,799      84,018       162,088
Exercise of stock options (note 9)....................      6        2,800          --         2,806
Tax benefit related to exercise of employee stock
  options (notes 7 and 9).............................     --        5,450          --         5,450
Net income............................................     --           --      51,039        51,039
                                                        ------   ----------   --------   -------------
Balances at December 31, 1995.........................   $277     $ 86,049    $135,057     $ 221,383
                                                        ======     =======    ========     =========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                   1995       1994       1993
                                                                 --------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
Net income.....................................................  $ 51,039   $ 37,953   $ 28,252
  Adjustments to reconcile net income to net cash provided by operating activities:
     Decrease in provision for losses on accounts and notes
       receivable..............................................    (1,989)      (491)      (167)
     Depreciation expense......................................    16,511     13,403     11,764
     Gain on disposal of property and equipment................       (68)      (101)      (233)
     Amortization expense......................................    11,099      7,281      4,695
     Amortization of imputed interest..........................       130        219        258
     Deferred income taxes.....................................     2,369     (2,979)      (738)
     Minority interest in net earnings of subsidiary...........       196        122        187
     Change in operating assets and liabilities:
       (Increase) decrease in accounts and notes receivable....    (5,524)       911     (2,995)
       (Increase) decrease in inventories......................       (53)       177        140
       Decrease (increase) in prepaid expenses.................        78       (301)       185
       Increase in accounts payable............................       336      1,282        474
       Increase in accrued expenses............................     1,927      1,154      1,294
       Increase in income taxes................................     3,472      7,388      8,276
                                                                 --------   --------   --------
          Net cash provided by operating activities............    79,523     66,018     51,392
                                                                 --------   --------   --------
Cash flows from investing activities:
  Proceeds from sale of property and equipment.................     1,269        900        737
  Capital expenditures.........................................   (30,148)   (22,614)   (18,166)
  Increase in other assets.....................................       (13)        (7)       (27)
  Business acquisitions, net of cash acquired (note 13)........   (58,590)   (52,904)   (10,362)
                                                                 --------   --------   --------
          Net cash used by investing activities................   (87,482)   (74,625)   (27,818)
                                                                 --------   --------   --------
Cash flows from financing activities:
  Proceeds from revolving credit loan..........................    44,000      8,000         --
  Payment of revolving credit loan.............................   (41,000)    (6,000)       (50)
  Proceeds from long-term obligations..........................       506         --         --
  Payment of long-term obligations.............................   (13,247)    (8,009)   (14,151)
  (Decrease) increase in minority interest.....................      (120)       440         52
  Proceeds from issuance of common stock.......................     2,806        461        421
  Adjustment of offering costs.................................        --         --         16
                                                                 --------   --------   --------
          Net cash used by financing activities................    (7,055)    (5,108)   (13,712)
                                                                 --------   --------   --------
          Net (decrease) increase in cash......................   (15,014)   (13,715)     9,862
Cash and cash equivalents, beginning of year...................    16,023     29,738     19,876
                                                                 --------   --------   --------
Cash and cash equivalents, end of year.........................  $  1,009   $ 16,023   $ 29,738
                                                                 ========   ========   ========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1995, 1994, AND 1993

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

     Lincare Holdings Inc. and subsidiaries (the "Company") provides oxygen and respiratory therapy services to the home health care market and also supplies home medical equipment, such as hospital beds, wheelchairs and other medical supplies. The Company's customers are located in 36 states. The Company's supplies are readily available and the Company is not dependent on a single supplier or even a few suppliers.

  (b) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates included in these financial statements are related to the allowance for uncollectible accounts. Actual results could differ from those estimates.

  (c) Principles of Consolidation

     The consolidated financial statements include the accounts of Lincare Holdings Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  (d) Financial Instruments

     The Company believes the book value of their cash equivalents, accounts and notes receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximates their fair value due to their short-term nature. The book value of the Company's revolving credit loan and long-term obligations approximates their fair value as the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company.

  (e) Inventories

     Inventories, consisting of equipment, supplies and replacement parts, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

  (f) Property and Equipment

     Property and equipment is stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets as set forth in the table below.

    Land improvements......................................................  15 years
    Buildings and improvements.............................................  5 to 40 years
    Equipment and furniture................................................  3 to 11 years

     Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or estimated useful life of the asset. Amortization is included with depreciation expense.

  (g) Other Assets

     Goodwill results from the excess of cost over net assets of acquired businesses and is amortized on a straight-line basis over 40 years.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Intangible assets, consisting of customer base and assembled workforce, are amortized on a straight-line basis over the estimated life of the asset, ten to thirty-six months.

     Covenants not to compete are amortized on a straight-line basis over the life of the respective covenants, three to seven years.

     The Company annually evaluates goodwill and other intangible assets by utilizing an operating income realization test for the applicable businesses acquired. In addition, the Company considers the effects of external changes to the Company's business environment, including competitive pressures, market changes and technological and regulatory changes.

  (h) Income Taxes

     Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

  (i) Pension Plan

     The Company has a defined contribution pension plan covering substantially all employees. The Company makes monthly contributions to the plan equal to the amount accrued for pension expense. Employer contributions (net of applied forfeitures) were approximately $1,271,000 in 1995, $1,015,000 in 1994 and $750,000 in 1993.

  (j) Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers all short-term investments with a purchased maturity of three months or less to be cash equivalents.

  (k) New Accounting Standards

     The Company will be required to adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in 1996. Statement 123 allows the Company to select either a fair value based method or it's current intrinsic value based method of accounting for employee stock-based compensation. Companies that select the intrinsic value based method will be required to provide pro forma disclosures of net income and earnings per share as if the fair value method was selected. The Company plans to retain it's intrinsic value method of accounting and, therefore, adoption of this standard is not expected to have a material effect on the Company's financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2) ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable at December 31, 1995 and 1994 consist of:

                                                                          1995      1994
                                                                         -------   -------
                                                                          (IN THOUSANDS)
    Trade..............................................................  $41,057   $28,271
    Other..............................................................       88        81
                                                                         -------   -------
                                                                          41,145    28,352
    Less allowance for uncollectible accounts..........................    4,535     4,723
                                                                         -------   -------
                                                                         $36,610   $23,629
                                                                         =======   =======

(3) PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1995 and 1994 consists of:

                                                                          1995      1994
                                                                        --------   -------
                                                                          (IN THOUSANDS)
    Land and improvements.............................................  $     85   $    87
    Building and improvements.........................................     1,125     1,412
    Equipment and furniture...........................................   120,576    91,599
                                                                        --------   -------
                                                                        $121,786   $93,098
                                                                        ========   =======

     Rental equipment of approximately $94,785,000 in 1995 and $71,324,000 in 1994 is included with equipment and furniture.

(4) LEASES

     The Company has several noncancelable operating leases, primarily for buildings, computer equipment and vehicles, that expire over the next five years and provide for purchase or renewal options. Operating lease expense was approximately $9,781,000 in 1995, $6,971,000 in 1994, and $5,469,000 in 1993.

     Future minimum lease payments under noncancelable operating leases, net of sublease income, as of December 31, 1995 are as follows:

                                                                        (IN THOUSANDS)
          1996........................................................     $  8,668
          1997........................................................        6,754
          1998........................................................        4,338
          1999........................................................        1,900
          2000........................................................          556
                                                                        --------------
                    Total minimum lease payments......................     $ 22,216
                                                                        ===========

(5) REVOLVING CREDIT LOAN

     Under the revolving line of credit, the Company may borrow amounts up to $50,000,000. The maturity date is sixty months from the date of the note. The revolving line of credit bears interest at LIBOR plus 58 basis points (6.55% at December 31, 1995). The line of credit is comprised of three distinct termed loan periods. Each termed loan period commences on the date that is exactly 24, 36 and 48 months from the date of the loan (February 10, 1995). The principal amount outstanding on the first day at each of the three termed loan periods is repaid separately, based on a 60-month amortization plus interest monthly. The unpaid

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

principal on the maturity date (February 10, 2000) will be paid in one final installment. Interest accrued on the outstanding principal balance that is not termed for repayment is payable monthly. The Loan Agreement contains several financial and other covenants and is secured by, effectively, all of the assets of the Company. At December 31, 1995, $5,000,000 was outstanding under the revolving line of credit. At December 31, 1994, $2,000,000 was outstanding under the revolving line of credit.

     Amortization of loan origination fees amounted to approximately $5,000 in 1995, $4,000 in 1994 and $1,000 in 1993.

(6) LONG-TERM OBLIGATIONS

     Long-term obligations generally consist of unsecured, non-interest bearing deferred acquisition obligations payable in varying installments through 1998. Unamortized imputed interest at 5.75% to 8.25% was $45,000 in 1995, $47,000 in 1994 and $62,000 in 1993.

     The aggregate maturities of long-term obligations for each of the five years subsequent to December 31, 1995 are as follows:

                                                                         (IN THOUSANDS)
        1996...........................................................      $4,992
        1997...........................................................       1,701
        1998...........................................................         682
                                                                            -------
                                                                             $7,375
                                                                         ===========

(7)  INCOME TAXES

     The tax effects of temporary differences that account for significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

                                                                          1995      1994
                                                                         -------   -------
                                                                          (IN THOUSANDS)
    Deferred tax assets:
      Accounts receivable, principally due to allowance for
         uncollectible
         accounts......................................................  $(1,779)  $(1,878)
      Accrued expenses, principally due to deferral for income tax
         reporting purposes............................................   (1,881)   (1,140)
      Intangible assets and covenants not to compete, principally due
         to differences in amortization................................   (2,727)   (2,777)
                                                                         -------   -------
              Total gross deferred tax assets..........................   (6,387)   (5,795)
                                                                         -------   -------
    Deferred tax liabilities:
      Property and equipment, principally due to differences in
         depreciation..................................................    7,054     7,182
      Goodwill, principally due to differences in amortization.........    2,430       922
      Other............................................................    3,610       946
                                                                         -------   -------
              Total gross deferred tax liabilities.....................   13,094     9,050
                                                                         -------   -------
              Net deferred tax liability...............................  $ 6,707   $ 3,255
                                                                         =======   =======

     There was no valuation allowance for deferred tax assets as of January 1, 1995 or December 31, 1995. The Company expects the results of future operations will generate sufficient taxable income to allow for the utilization of deferred tax assets.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Income tax expense attributable to operations consists of:

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1995      1994      1993
                                                                -------   -------   -------
                                                                      (IN THOUSANDS)
    Current:
      Federal.................................................  $27,164   $23,224   $15,549
      State...................................................    3,102     4,147     3,483
                                                                -------   -------   -------
              Total current...................................   30,266    27,371    19,032
                                                                -------   -------   -------
    Deferred:
      Federal.................................................    2,072    (2,606)     (605)
      State...................................................      296      (398)     (133)
                                                                -------   -------   -------
              Total deferred..................................    2,368    (3,004)     (738)
                                                                -------   -------   -------
                                                                $32,634   $24,367   $18,294
                                                                =======   =======   =======
    Total income tax expense was allocated:
      Income from operations..................................  $32,634   $24,367   $18,294
      Stockholders' equity for compensation expense for tax
         purposes.............................................   (5,450)   (6,616)   (5,934)
                                                                -------   -------   -------
                                                                $27,184   $17,751   $12,360
                                                                =======   =======   =======

     Total income tax expense differs from the amounts computed by applying U.S. federal income tax rates (35% in 1995, 1994 and 1993) to income before income taxes as a result of the following:

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1995      1994      1993
                                                                -------   -------   -------
                                                                      (IN THOUSANDS)
    Computed "expected" tax expense...........................  $29,286   $21,812   $16,291
    State income taxes, net of federal income tax benefit.....    2,209     2,437     2,178
    Other.....................................................    1,139       118      (175)
                                                                -------   -------   -------
              Total income tax expense........................  $32,634   $24,367   $18,294
                                                                =======   =======   =======

(8)  STOCKHOLDERS' EQUITY

     The Company has 4,879,238 authorized and unissued shares of preferred stock. The Board of Directors has the authority to issue up to such number of shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications, limitations and restrictions thereof without any further vote or action by the stockholders.

(9)  STOCK OPTIONS

     The Company has reserved a total of 2,973,768 shares of common stock for issuance under its Non-Qualified Stock Option Plan (the Plan). Of the options outstanding under the Plan at December 31, 1995, 264,579 are exercisable as of January 1, 1996. At December 31, 1995, there were 76,979 shares available for issue under the Plan.

     The Company has reserved a total of 1,600,000 shares of common stock for issuance under its 1991 Stock Plan (the 1991 Plan). Options granted vest between December 31, 1992 and December 1, 1998. Of the options outstanding under the 1991 Plan, 74,400 are exercisable as of December 31, 1995 and 334,000 are exercisable between December 1, 1996 and 1998. At December 31, 1995 there were 42,400 shares available for issuance under the 1991 Plan.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has reserved a total of 500,000 shares of common stock for issuance under its 1994 Stock Plan (the 1994 Plan). Options granted vest between December 1, 1997 and December 1, 1998. At December 31, 1995, there were 30,000 shares available for issue under the 1994 Plan.

     Information related to the Plan is as follows:

                                                                  NUMBER OF      OPTION
                                                                   OPTIONS       PRICES
                                                                  ---------   -------------
    Outstanding at December 31, 1993............................  2,879,310   $  .25-$19.00
    Exercised in 1994...........................................   (724,248)  $  .25-$19.00
                                                                  ---------   -------------
    Outstanding at December 31, 1994............................  2,155,062   $  .25-$19.00
    Exercised in 1995...........................................   (562,704)  $  .25-$19.00
    Surrendered in 1995.........................................    (91,379)  $  .25-$19.00
    Options issued in 1995......................................    542,000   $24.63-$28.50
                                                                  ---------   -------------
    Outstanding at December 31, 1995............................  2,042,979   $  .25-$28.50
                                                                   ========    ============

     In connection with the exercise of certain stock options in 1995, 1994 and 1993, the Company receives a tax deduction for the difference between the fair value of the common stock at the date of exercise and the exercise price. The related income tax benefit of approximately $5,450,000 in 1995, $6,616,000 in 1994 and $5,934,000 in 1993 has been recorded as a reduction of income taxes payable and an addition to additional paid-in capital.

(10) NET REVENUES

     Included in the Company's net revenues is reimbursement from the federal government under the Medicare and under Medicaid programs which aggregated approximately 60% in 1995, 58% in 1994 and 57% in 1993.

(11) NON-RECURRING EXPENSE

     Related to the abandoned merger between the Company and Coram Healthcare Corporation, the Company recorded a nonrecurring expense of $1,921,000. Such non-recurring expense is comprised of (a) $1,448,000 of professional fees, (b) $199,000 of printing and mailing expenses, (c) $153,000 of filing fees, and (d) $121,000 of other direct costs.

(12) SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                                                      YEAR ENDED DECEMBER 31,
                                                                    ---------------------------
                                                                     1995      1994      1993
                                                                    -------   -------   -------
                                                                          (IN THOUSANDS)
Cash paid for:
  Interest........................................................  $   762   $   254   $   183
                                                                    =======   =======   =======
  Income taxes....................................................  $25,036   $19,983   $11,609
                                                                    =======   =======   =======

(13) BUSINESS COMBINATIONS

     During 1995, the Company acquired the outstanding stock or certain assets of 22 businesses in 22 separate transactions. During 1994, the Company acquired the outstanding stock or certain assets of 26 businesses in 20 separate transactions. Consideration for the acquisitions generally included cash, unsecured non-interest bearing obligations and the assumption of certain liabilities.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     None of the businesses acquired were related to the Company prior to acquisition. Each acquisition during 1995 and 1994 was accounted for as a purchase. The results of operations of the acquired companies are included in the accompanying consolidated statement of operations since the respective date of acquisition. Each of the acquired companies conducted operations similar to that of the Company.

     The aggregate cost of the above acquisitions was as follows:

                                                                          1995      1994
                                                                         -------   -------
                                                                          (IN THOUSANDS)
    Cash...............................................................  $58,865   $52,904
    Deferred acquisition obligations...................................    9,140     7,701
    Assumption of liabilities..........................................    2,929       947
                                                                         -------   -------
                                                                         $70,934   $61,552
                                                                         =======   =======

     The aggregate purchase price was allocated as follows:

                                                                          1995      1994
                                                                         -------   -------
                                                                          (IN THOUSANDS)
    Current assets (including cash acquired of $275 in 1995)...........  $ 8,097   $ 2,915
    Property and equipment.............................................    4,731     4,024
    Intangible assets..................................................   12,056    11,613
    Goodwill...........................................................   46,050    43,000
                                                                         -------   -------
                                                                         $70,934   $61,552
                                                                         =======   =======

     The following unaudited pro forma supplemental information on the results of operations for the years ended December 31, 1995 and 1994 include the acquisitions as if they had been combined at the beginning of the respective years.

                                                                         1995       1994
                                                                       --------   --------
                                                                         (IN THOUSANDS)
    Net revenues.....................................................  $291,100   $213,237
                                                                       ========   ========
    Net income.......................................................  $ 54,304   $ 40,106
                                                                       ========   ========
    Net income per common share......................................  $   1.90   $   1.42
                                                                       ========   ========

     The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective preceding years or of future results of operations of the combined companies.

(14) CONTINGENCIES

     In January 1994, the Company was advised by the United States Attorney for the Middle District of Florida that a grand jury has been investigating certain services provided by the Company to a pharmacy that supplied medications to home respiratory patients. Under its contracts with the pharmacy, the Company was responsible for providing various marketing, field administration and patient services to the pharmacy. The contracts were in effect from February 1989 to April 1992, and accounted for less than one percent of the Company's revenues during such period. The Company is also involved in certain other claims and legal actions arising in the ordinary cause of business. In the opinion of management, the ultimate disposition of all matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of quarterly financial results for the years ended December 31, 1995 and 1994:

                                                         FIRST    SECOND     THIRD    FOURTH
                                                        QUARTER   QUARTER   QUARTER   QUARTER
                                                        -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
    1995:
      Net revenues....................................  $61,223   $67,400   $71,876   $74,301
                                                        =======   =======   =======   =======
      Operating income(1).............................  $19,415   $21,135   $20,649   $23,004
                                                        =======   =======   =======   =======
      Net income(1)...................................  $11,862   $12,778   $12,429   $13,970
                                                        =======   =======   =======   =======
      Income per common share(1)......................  $   .42   $   .45   $   .43   $   .49
                                                        =======   =======   =======   =======
    1994:
      Net revenues....................................  $44,009   $49,267   $52,812   $55,054
                                                        =======   =======   =======   =======
      Operating income................................  $13,255   $14,922   $16,555   $17,526
                                                        =======   =======   =======   =======
      Net income......................................  $ 8,129   $ 9,022   $10,102   $10,700
                                                        =======   =======   =======   =======
      Income per common share(2)......................  $  0.29   $  0.32   $  0.36   $  0.38
                                                        =======   =======   =======   =======

---------------

(1) The 1995 third quarter operating income included a nonrecurring expense of $1,921,000 ($1,172,000 or $.04 per share after taxes) (see note 11).
(2) Based on the weighted average number of common shares and common share equivalents outstanding for each quarter. The total of the four quarters do not equal the annual amount as a result of the treasury stock method of calculating weighted average number of common shares and common share equivalents outstanding.

                                                                   SCHEDULE VIII

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                  CHARGED TO
                                        BALANCE AT   CHARGED TO     OTHER
                                        BEGINNING    COSTS AND     ACCOUNTS      DEDUCTIONS      BALANCE AT
             DESCRIPTION                OF PERIOD     EXPENSES     DESCRIBE       DESCRIBE      END OF PERIOD
--------------------------------------  ----------   ----------   ----------     ----------     -------------
                                                                   (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1995
Deducted from asset accounts:
  Allowance for uncollectible
     accounts.........................    $4,723       $2,190       $1,713(1)      $4,091(2)       $ 4,535
                                          ======       ======       ======         ======           ======
YEAR ENDED DECEMBER 31, 1994
Deducted from asset accounts:
  Allowance for uncollectible
     accounts.........................    $4,596       $1,546       $  617(1)      $2,036(2)       $ 4,723
                                          ======       ======       ======         ======           ======
YEAR ENDED DECEMBER 31, 1993
Deducted from asset accounts:
  Allowance for uncollectible
     accounts.........................    $3,860       $1,832       $  903(1)      $1,999(2)       $ 4,596
                                          ======       ======       ======         ======           ======

---------------

(1) To record allowance on business combinations
(2) To record write-offs