Form 10-Q
period 1996-03-31
LINCARE HOLDINGS INC
filed 1996-05-13
CIK 882235

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

(MARK ONE)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

   [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES ACT OF 1934

                         COMMISSION FILE NUMBER 0-19946

                             LINCARE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     51-0331330
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)
        19337 US 19 NORTH, SUITE 500,                             34624
                CLEARWATER, FL                                  (Zip Code)
   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (813) 530-7700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                CLASS                                  OUTSTANDING AT APRIL 30, 1996
- ---------------------------------------------------------------------  -----------------------------
Common Stock, $0.01 par value........................................        27,844,396 shares

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             LINCARE HOLDINGS INC.

                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                     INDEX

                                                                                          PAGE
                                                                                          ----
PART I.  FINANCIAL INFORMATION
Item 1   Financial Statements (unaudited)
         Condensed consolidated balance sheets..........................................    3
         Condensed consolidated statements of operations................................    4
         Condensed consolidated statements of cash flows................................    5
         Notes to condensed consolidated financial statements...........................    6
Item 2   Management's Discussion and Analysis of Financial Condition and Results of
         Operations.....................................................................    7
PART II.  OTHER INFORMATION
Item 1   Legal Proceedings..............................................................    8
Item 2   Changes in Securities..........................................................    8
Item 3   Defaults Upon Senior Securities................................................    8
Item 4   Submission of Matters to a Vote of Security Holders............................    8
Item 5   Other Information..............................................................    8
Item 6   Exhibits and Reports on Form 8-K...............................................    8
SIGNATURES..............................................................................    8

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                       MARCH 31,      DECEMBER 31,
                                                                         1996             1995
                                                                      -----------     ------------
                                                                      (UNAUDITED)
                                                                             (IN THOUSANDS)
                                              ASSETS
Current assets:
  Cash and cash equivalents.........................................   $   3,942        $  1,009
  Accounts and notes receivable.....................................      39,259          36,610
  Income tax receivable.............................................          --             772
  Inventories.......................................................       1,287           1,299
  Prepaid expenses..................................................         821             674
                                                                      -----------     ------------
          Total current assets......................................      45,309          40,364
                                                                      -----------     ------------
Property and equipment..............................................     124,729         121,786
Less accumulated depreciation.......................................      48,806          48,534
                                                                      -----------     ------------
          Net property and equipment................................      75,923          73,252
                                                                      -----------     ------------
Other assets:
  Goodwill..........................................................     143,612         130,491
  Intangible assets.................................................       9,460           9,510
  Covenants not to compete..........................................       5,998           6,370
  Other.............................................................         469             219
                                                                      -----------     ------------
          Total other assets........................................     159,539         146,590
                                                                      -----------     ------------
               Total assets.........................................   $ 280,771        $260,206
                                                                       =========      ==========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations.....................   $   6,219        $  4,992
  Accounts payable..................................................       9,165          10,214
  Accrued expenses:
     Compensation and benefits......................................       5,795           7,028
     Other..........................................................       1,839           1,620
  Income taxes payable..............................................       6,984              --
                                                                      -----------     ------------
          Total current liabilities.................................      30,002          23,854
Revolving credit loan...............................................       3,000           5,000
Long-term obligations, excluding current installments...............       1,503           2,383
Deferred income taxes...............................................       6,735           6,707
Minority interest...................................................         733             879
Stockholders' equity:
  Common stock......................................................         278             277
  Additional paid-in capital........................................      88,039          86,049
  Retained earnings.................................................     150,481         135,057
                                                                      -----------     ------------
          Total stockholders' equity................................     238,798         221,383
                                                                      -----------     ------------
               Total liabilities and stockholders' equity...........   $ 280,771        $260,206
                                                                       =========      ==========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                        FOR THE THREE MONTHS
                                                                                ENDED
                                                                      -------------------------
                                                                       MARCH 31,     MARCH 31,
                                                                         1996          1995
                                                                      -----------   -----------
                                                                        (IN THOUSANDS EXCEPT
                                                                      SHARE AND PER SHARE DATA)
Net revenues........................................................  $    79,772   $    61,223
                                                                      -----------   -----------
Costs and expenses:
  Costs of goods and services.......................................       12,258         9,112
  Operating expenses................................................       17,318        13,207
  Selling, general and administrative expenses......................       16,344        12,664
  Bad debt expense..................................................          798           489
  Depreciation expense..............................................        4,785         3,945
  Amortization expense..............................................        3,131         2,391
                                                                      -----------   -----------
                                                                           54,634        41,808
                                                                      -----------   -----------
          Operating income..........................................       25,138        19,415
                                                                      -----------   -----------
Other income (expense):
  Interest income...................................................           32           134
  Interest expense..................................................          (85)         (110)
  Net gain on disposal of property and equipment....................           (6)            7
                                                                      -----------   -----------
                                                                              (59)           31
                                                                      -----------   -----------
          Income before income taxes................................       25,079        19,446
Income taxes........................................................        9,655         7,584
                                                                      -----------   -----------
          Net income................................................  $    15,424   $    11,862
                                                                       ==========    ==========
Income per common share.............................................  $      0.54   $      0.42
                                                                       ==========    ==========
Weighted average number of common shares and common share
  equivalents outstanding...........................................   28,593,365    28,525,960
                                                                       ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         FOR THE THREE MONTHS
                                                                                 ENDED
                                                                       -------------------------
                                                                       MARCH 31,       MARCH 31,
                                                                         1996            1995
                                                                       ---------       ---------
                                                                            (IN THOUSANDS)
Cash from operations.................................................   $28,240         $20,088
Investing activities:
  Proceeds from sale of property and equipment.......................       170             292
  Capital expenditures...............................................    (6,658)         (7,336)
  Decrease in other assets...........................................      (250)             26
  Business acquisitions, net of cash acquired........................   (14,992)        (27,033)
                                                                       ---------       ---------
                                                                        (21,730)        (34,051)
                                                                       ---------       ---------
Financing activities:
  Proceeds from revolving line of credit.............................     4,000           8,000
  Payment on revolving line of credit................................    (6,000)             --
  Payment of long-term obligations...................................    (2,003)         (4,075)
  Decrease in minority interest......................................      (226)           (116)
  Proceeds from issuance of common stock.............................       652           1,397
                                                                       ---------       ---------
                                                                         (3,577)          5,206
                                                                       ---------       ---------
Increase (decrease) in cash..........................................     2,933          (8,757)
Cash and cash equivalents, beginning of period.......................     1,009          16,023
                                                                       ---------       ---------
Cash and cash equivalents, end of period.............................   $ 3,942         $ 7,266
                                                                        =======         =======

     See accompanying notes to condensed consolidated financial statements.

                             LINCARE HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of March 31, 1996 and condensed statements of operations and cash flows for the three months ended March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 1995 is derived from the Lincare Holdings Inc. (the "Company") audited balance sheet as of that date.

NOTE 2 -- BUSINESS COMBINATIONS

     During the three months ended March 31, 1996 the Company acquired, in unrelated acquisitions, the stock of three companies and certain assets of five companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective date of acquisition.

     The aggregate cost of these acquisitions was as follows:

                                                                             (IN THOUSANDS)
                                                                             --------------
    Cash...................................................................     $ 14,992
    Deferred acquisition obligations.......................................        2,130
    Assumption of liabilities..............................................           62
    Other..................................................................           11
                                                                             --------------
                                                                                $ 17,195
                                                                             ===========

     The aggregate purchase price was allocated as follows:

    Current assets.........................................................     $    686
    Property and equipment.................................................          975
    Intangible assets......................................................        1,822
    Goodwill...............................................................       13,712
                                                                             --------------
                                                                                $ 17,195
                                                                             ===========

     Unaudited pro forma supplemental information on the results of operations for the three months ended March 31, 1996 and March 31, 1995 are provided below and reflect the acquisitions as if they had been combined at the beginning of each respective period.

                                                                     FOR THE THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                     ---------------------
                                                                      1996          1995
                                                                     -------       -------
                                                                     (IN THOUSANDS, EXCEPT
                                                                        PER SHARE DATA)
    Net revenues...................................................  $81,874       $64,133
                                                                     =======       =======
    Net income.....................................................  $15,880       $12,497
                                                                     =======       =======
    Income per common share........................................  $  0.56       $  0.44
                                                                     =======       =======

     The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective preceding periods or of future results of operations of the combined companies.

NOTE 3 -- NEW ACCOUNTING STANDARDS

     Effective January 1, 1996, the Company adopted Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This standard allows the Company to select either a fair value based method or its current intrinsic value based method of accounting for employee stock-based compensation. The Company retained its intrinsic value method of accounting and, therefore, the adoption of this standard did not have a material affect on the Company's financial statements.

                             LINCARE HOLDINGS INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING RESULTS

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                                                          FOR THE THREE
                                                                       MONTHS ENDED MARCH
                                                                               31,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Oxygen and other respiratory therapy.............................  $73,194     $55,880
    Home medical equipment and other.................................    6,578       5,343
                                                                       -------     -------
              Total..................................................  $79,772     $61,223
                                                                       =======     =======

     Net revenues for the three months ended March 31, 1996 increased by $18,549,000 (or 30.3%) compared with the three months ended March 31, 1995. Approximately $9,751,000 of the net revenue increase is attributable to acquisitions and the balance of approximately $8,798,000 reflects internal growth.

     On August 10, 1993, Congress passed the Omnibus Reconciliation Act of 1993 ("OBRA 93"). The OBRA 93 legislation provided for a consumer price index update, effective January 1, 1996, of approximately 3.0% on Medicare products and services. No additional impact from OBRA 93 is expected for 1996.

     Cost of goods and services as a percentage of net revenues was 15.4% for the three months ended March 31, 1996 compared with 14.9% for the three months ended March 31, 1995. The increase is attributable to a change in the product mix related to acquisitions having higher levels of home medical equipment and certain respiratory therapy products.

     Operating expenses as a percentage of net revenues was 21.7% for the three months ended March 31, 1996 which is comparable with 21.6% for the three months ended March 31, 1995.

     Selling, general and administrative expenses as a percentage of net revenues decreased to 20.5% for the three months ended March 31, 1996 compared with 20.7% for the three months ended March 31, 1995. The improvement is attributable to the Company's ability to leverage its infrastructure, with selling, general and administrative expenses increasing by 29.1% while revenues grew by 30.3%.

     Amortization expense for the three months ended March 31, 1996 increased to $3,131,000 compared with $2,391,000 for the three month period ending March 31, 1995. The increase is attributable to the amortization of intangible assets acquired in 1995 and the first quarter of 1996.

     Operating income for the three months ended March 31, 1996 increased to $25,138,000 compared with $19,415,000 for the three months ended March 31, 1995. The increases in operating income are attributable to the continued revenue growth and efforts to control costs.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operating activities was $28,240,000 for the three months ended March 31, 1996 compared with $20,088,000 for the three months ended March 31, 1995.

     Net cash used in investing and financing activities was $25,307,000 for the three months ended March 31, 1996 compared with $28,845,000 for the three months ended March 31, 1995. First quarter activity included the Company's investment of $14,992,000 in business acquisitions, investment in capital equipment of $6,658,000, the borrowing of $4,000,000 from its revolving line of credit, payments of $6,000,000 on its revolving line of credit and payments of $2,003,000 related long-term obligations.

FORWARD LOOKING STATEMENTS

     Statements contained in this Form 10-Q that are not based on historical facts are forward looking statements, subject to uncertainties and risks, including, but not limited to, the constantly changing healthcare environment, potential reductions in reimbursement by government and third party payors for the Company's products and services, the demand for Company's products and services, economic and competitive conditions, the availability of appropriate acquisition candidates and the successful completion of acquisitions, access to borrowed and/or equity capital on favorable terms, and other risks detailed in the Company's Securities and Exchange Commission filings.

PART II.  OTHER INFORMATION

Items 1-5  Not applicable.

Item  6    Exhibits and Reports on Form 8-K

     (a) Exhibits:

                                                                                        SEQUENTIALLY
EXHIBIT                                                                                   NUMBERED
NUMBER                                        EXHIBIT                                       PAGE
- ------       -------------------------------------------------------------------------  ------------
 27.0    --  Financial Data Schedule (for SEC Use Only)...............................

     (b) The Company did not file a Current Report on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Lincare Holdings Inc.
                                          --------------------------------------
                                                        Registrant

                                                /s/  JAMES M. EMANUEL
                                          --------------------------------------
                                                     James M. Emanuel
                                            Secretary, Chief Financial Officer
                                             and Principal Accounting Officer

May 13, 1996