Form 10-Q
period 1996-06-30
LINCARE HOLDINGS INC
filed 1996-08-08
CIK 882235

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

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

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)

        19337 US 19 NORTH, SUITE 500,                                34624
               CLEARWATER, FL                                     (Zip Code)
  (Address of principal executive offices)

      Registrant's telephone number, including area code:  (813) 530-7700

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                                OUTSTANDING AT JULY 31, 1996
- - ---------------------------------------------    ---------------------------------------------
        COMMON STOCK, $0.01 PAR VALUE                          27,991,596 SHARES

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                             LINCARE HOLDINGS INC.

                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     INDEX

                                                                                          PAGE
                                                                                          ----
PART I.  FINANCIAL INFORMATION
Item 1   Financial Statements (Unaudited)
            Condensed Consolidated Balance Sheets.......................................    3
            Condensed Consolidated Statements of Operations.............................    4
            Condensed Consolidated Statements of Cash Flows.............................    5
            Notes to Condensed Consolidated Financial Statements........................    6
Item 2   Management's Discussion and Analysis of Financial Condition and Results of
         Operations.....................................................................    7
PART II.  OTHER INFORMATION
Item 1   Legal Proceedings..............................................................    8
Item 2   Changes in Securities..........................................................    8
Item 3   Defaults Upon Senior Securities................................................    8
Item 4   Submission of Matters to a Vote of Security Holders............................    8
Item 5   Other Information..............................................................    8
Item 6   Exhibits and Reports on Form 8-K...............................................    8
SIGNATURES..............................................................................    8

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                         JUNE 30,     DECEMBER 31,
                                                                           1996           1995
                                                                        ------------   ------------
                                                                        (UNAUDITED)
                                                                              (IN THOUSANDS)
                                              ASSETS
Current assets:
  Cash and cash equivalents...........................................     $   1,328     $  1,009
  Accounts and notes receivable.......................................        44,835       36,610
  Income tax receivables..............................................            --          772
  Inventories.........................................................         1,328        1,299
  Prepaid expenses....................................................           711          674
                                                                           ---------     --------
          Total current assets........................................        48,202       40,364
                                                                           ---------     --------
Property and equipment................................................       131,640      121,786
Less accumulated depreciation.........................................        50,657       48,534
                                                                           ---------     --------
     Net property, plant and equipment................................        80,983       73,252
                                                                           ---------     --------
Other assets:
  Goodwill............................................................       162,235      130,491
  Intangible assets...................................................         9,368        9,510
  Covenants not to compete............................................         5,490        6,370
  Other...............................................................           616          219
                                                                           ---------     --------
          Total other assets..........................................       177,709      146,590
                                                                           ---------     --------
          Total assets................................................     $ 306,894     $260,206
                                                                           =========     ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations.......................     $   9,639     $  4,992
  Accounts payable....................................................        10,278       10,214
  Accrued expenses:
     Compensation and benefits........................................         7,658        7,028
     Other............................................................         2,097        1,620
  Income taxes payable................................................           362           --
                                                                           ---------     --------
          Total current liabilities...................................        30,034       23,854
Revolving credit loan.................................................        10,267        5,000
Long-term obligations, excluding current installments.................         1,106        2,383
Deferred income taxes.................................................         5,429        6,707
Minority interest.....................................................           791          879
Stockholders' equity:
  Common stock........................................................           280          277
  Additional paid-in capital..........................................        91,561       86,049
  Retained earnings...................................................       167,426      135,057
                                                                           ---------     --------
          Total stockholders' equity..................................       259,267      221,383
                                                                           ---------     --------
          Total liabilities and stockholders' equity..................     $ 306,894     $260,206
                                                                           =========     ========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                FOR THE THREE MONTHS
                                                        ENDED             FOR THE SIX MONTHS ENDED
                                              -------------------------   -------------------------
                                               JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                                 1996          1995          1996          1995
                                              -----------   -----------   -----------   -----------
                                                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
Net revenues................................  $    84,970   $    67,400   $   164,742   $   128,623
                                              -----------   -----------   -----------   -----------
Costs and expenses:
  Costs of goods and services...............       13,060         9,968        25,318        19,080
  Operating expenses........................       17,988        14,623        35,306        27,830
  Selling, general and administrative
     expense................................       17,331        14,197        33,675        26,861
  Bad debt expense..........................          841           534         1,639         1,023
  Depreciation expense......................        4,980         4,095         9,765         8,040
  Amortization expense......................        3,189         2,848         6,320         5,239
                                              -----------   -----------   -----------   -----------
                                                   57,389        46,265       112,023        88,073
                                              -----------   -----------   -----------   -----------
     Operating income.......................       27,581        21,135        52,719        40,550
                                              -----------   -----------   -----------   -----------
Other income (expense):
  Interest income...........................           55            81            87           215
  Interest expense..........................          (79)         (275)         (164)         (385)
  Net gain (loss) on disposal of property
     and equipment..........................           (5)            7           (11)           14
                                              ------------  ------------  ------------  ------------
                                                      (29)         (187)          (88)         (156)
                                              -----------   -----------   -----------   -----------
     Income before income taxes.............       27,552        20,948        52,631        40,394
Income taxes................................       10,607         8,170        20,262        15,754
                                              -----------   -----------   -----------   -----------
     Net income.............................  $    16,945   $    12,778   $    32,369   $    24,640
                                              ===========   ===========   ===========   ===========
Net income per common share.................  $       .59   $      0.45   $      1.13   $      0.86
                                              ===========   ===========   ===========   ===========
Weighted average number of common shares and
  common share equivalents outstanding......   28,867,381    28,619,482    28,742,439    28,571,566
                                              ===========   ===========   ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          FOR THE SIX MONTHS
                                                                                 ENDED
                                                                         ---------------------
                                                                         JUNE 30,     JUNE 30,
                                                                           1996         1995
                                                                         --------     --------
                                                                            (IN THOUSANDS)
Cash from operations...................................................  $ 47,724     $ 34,096
Investing activities:
  Proceeds from sale of property and equipment.........................       185          488
  Capital expenditures.................................................   (15,722)     (14,511)
  (Increase) decrease in other assets..................................      (396)          48
  Business acquisitions, net of cash acquired..........................   (36,226)     (50,532)
                                                                         --------     --------
                                                                          (52,159)     (64,507)
                                                                         --------     --------
Financing activities:
  Proceeds from revolving line of credit...............................    15,000       32,000
  Payment on revolving line of credit..................................    (9,000)     (13,000)
  Proceeds from long-term obligations..................................        --          506
  Payment of long-term obligations.....................................    (3,319)      (5,504)
  Decrease in minority interest........................................      (226)        (118)
  Proceeds from issuance of common stock...............................     2,299        1,419
                                                                         --------     --------
                                                                            4,754       15,302
                                                                         --------     --------
Increase (decrease) in cash............................................       319      (15,109)
Cash and cash equivalents, beginning of period.........................     1,009       16,023
                                                                         --------     --------
Cash and cash equivalents, end of period...............................  $  1,328     $    914
                                                                         ========     ========

     See accompanying notes to condensed consolidated financial statements.

                             LINCARE HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of June 30, 1996 and condensed statements of operations for the three months ended June 30, 1996 and 1995, and for the six months ended June 30, 1996 and 1995 and statement of cash flows for the six months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 1995 is derived from the Company's audited balance sheet as of that date.

NOTE 2 -- BUSINESS COMBINATIONS

     During the six months ended June 30, 1996 the Company acquired, in unrelated acquisitions, the stock of six companies and certain assets of six companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective date of acquisition.

     The aggregate cost of these acquisitions was as follows:

                                                                      (IN THOUSANDS)
          Cash......................................................     $ 36,226
          Deferred acquisition obligations..........................        5,655
          Assumption of liabilities.................................          132
                                                                         --------
                                                                         $ 42,013
                                                                         ========

     The aggregate purchase price was allocated as follows:

          Current assets............................................     $  3,257
          Property and equipment....................................        1,971
          Intangible assets.........................................        3,422
          Goodwill..................................................       33,363
                                                                         --------
                                                                         $ 42,013
                                                                         ========

     Unaudited pro forma supplemental information on the results of operations for the six months ended June 30, 1996 and 1995 are provided below and reflect the 12 acquisitions as if they had been combined at the beginning of each respective period.

                                                                         FOR THE SIX MONTHS
                                                                                ENDED
                                                                       -----------------------
                                                                       JUNE 30,       JUNE 30,
                                                                         1996           1995
                                                                       --------       --------
                                                                        (IN THOUSANDS EXCEPT
                                                                         SHARE AND PER SHARE
                                                                                DATA)
Net revenues.........................................................  $173,865       $142,585
                                                                       ========       ========
Net income...........................................................  $ 34,062       $ 27,300
                                                                       ========       ========
Net income per common share..........................................  $   1.18       $    .95
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

                             LINCARE HOLDINGS INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                                       FOR THE                   FOR THE
                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                ---------------------     ---------------------
                                                JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                  1996         1995         1996         1995
                                                --------     --------     --------     --------
                                                                (IN THOUSANDS)
    Oxygen and other respiratory therapy......  $ 77,861     $ 61,472     $151,055     $117,352
    Home medical equipment and other..........     7,109        5,928       13,687       11,271
                                                --------     --------     --------     --------
              Total...........................  $ 84,970     $ 67,400     $164,742     $128,623
                                                ========     ========     ========     ========

     Net revenues for the three months ended June 30, 1996 increased by $17,570,000 (or 26.1%) compared with the three months ended June 30, 1995, and for the six months ended June 30, 1996 increased $36,119,000 (or 28.1%) compared with the six months ended June 30, 1995. Approximately $9,062,000 of the net revenue increase for the three months ended June 30, 1996 and $18,822,000 for the six months ended June 30, 1996 is attributable to acquisitions, while $8,508,000 for the three months ended June 30, 1996 and $17,297,000 for the six months ended June 30, 1996 reflects internal growth.

     On August 10, 1993, Congress passed the Omnibus Reconciliation Act of 1993 ("OBRA 93"). The OBRA 93 legislation provided for a consumer price index update, effective January 1, 1996, of approximately 3.0% on Medicare products and services. No additional impact from OBRA 93 is expected for 1996.

     Cost of goods and services as a percentage of net revenues was 15.4% for the three months ended June 30, 1996 compared with 14.8% for the three months ended June 30, 1995. Cost of goods and services as a percentage of net revenues for the six months ended June 30, 1996 was 15.4% compared with 14.8% for the six months ended June 30, 1995. The cost of sales increase as a percentage of revenues is attributable to the increased home medical equipment product mix of some of the acquisitions made in the last twelve months.

     Operating expenses as a percentage of net revenues was 21.2% for the three months ended June 30, 1996 compared with 21.7% for the three months ended June 30, 1995. Operating expenses as a percentage of net revenues for the six months ended June 30, 1996 was 21.4% compared with 21.6% for the six months ended June 30, 1995. This improvement was primarily due to the Company's successful integration of acquired businesses into its existing locations. Selling, general and administrative expenses as a percentage of net revenues decreased to 20.4% for the three months ended June 30, 1996 compared with 21.1% for the three months ended June 30, 1995, and 20.4% for the six months ended June 30, 1996 compared with 20.9% for the six months ended June 30, 1995. The improvement is attributable to the Company's continued ability to leverage its infrastructure, with selling, general and administrative expenses increasing by 22.1% and 25.4% while revenues grew by 26.1% and 28.1%, respectively, for the three months ended June 30, 1996 and for the six months ended June 30, 1996.

     Amortization expense for the three months ended June 30, 1996 increased to $3,189,000 compared with $2,848,000 for the three month period ending June 30, 1995. Amortization expense increased to $6,320,000 for the six months ended June 30, 1996 compared with $5,239,000 for the six months ended June 30, 1995. This increase is attributable to the amortization of intangible assets acquired during 1995 and the first six months of 1996.

     Operating income for the three months ended June 30, 1996, and six months ended June 30, 1996 increased to $27,581,000 and $52,719,000, respectively, compared with $21,135,000 and $40,550,000 for the three months ended June 30, 1995, and for the six months ended June 30, 1995 respectively. The increases in operating income are attributable to the continued internal and acquisition revenue growth and efforts to control costs.

LIQUIDITY AND CAPITAL RESOURCES

     Cash from operations was $47,724,000 for the six months ended June 30, 1996 compared with $34,096,000 for the six months ended June 30, 1995.

     Cash used in investing and financing activities was $47,405,000 for the six months ended June 30, 1996 compared with $49,205,000 for the six months ended June 30, 1995. Activity in the six months ended June 30, 1996 included the Company's investment of $36,226,000 in business acquisitions, investment in capital equipment of $15,722,000, the borrowing of $15,000,000 from its revolving line of credit, payments of $9,000,000 on the revolving line of credit and payments of $3,319,000 related to deferred acquisition obligations.

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

PART II.  OTHER INFORMATION

ITEMS 1-5  Not applicable

ITEM 6  Exhibits and Reports on Form 8-K

     (a) Exhibits:

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER                                 EXHIBIT                                   PAGE
- - ------    -----------------------------------------------------------------  ------------
 27.0     Financial Data Schedule (for SEC use only).......................

     (b) The Company did not file a current report on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  LINCARE HOLDINGS INC.
                                               -----------------------------
                                                        Registrant

August 8, 1996

                                                  /s/  JAMES M. EMANUEL
                                               -----------------------------
                                                     James M. Emanuel
                                          Secretary, Chief Financial Officer and
                                               Principal Accounting Officer