Form 10-Q
period 1996-09-30
LINCARE HOLDINGS INC
filed 1996-11-12
CIK 882235

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                             ---------------------

(MARK ONE)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                         OR
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                               SECURITIES ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                               OUTSTANDING AT OCTOBER 31, 1996
---------------------------------------------    ---------------------------------------------
        COMMON STOCK, $0.01 PAR VALUE                          28,221,596 SHARES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LINCARE HOLDINGS INC.

                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                     INDEX

                                                                                          PAGE
                                                                                          ----
PART I.  FINANCIAL INFORMATION
Item 1   Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets..........................................    3
         Condensed Consolidated Statements of Operations................................    4
         Condensed Consolidated Statements of Cash Flows................................    5
         Notes to Condensed Consolidated Financial Statements...........................    6
Item 2   Management's Discussion and Analysis of Results of Operations and Financial
         Condition......................................................................    7
PART II.  OTHER INFORMATION
Item 1   Legal Proceedings..............................................................    8
Item 2   Changes in Securities..........................................................    8
Item 3   Defaults Upon Senior Securities................................................    8
Item 4   Submission of Matters to a Vote of Security Holders............................    8
Item 5   Other Information..............................................................    8
Item 6   Exhibits and Reports on Form 8-K...............................................    9
SIGNATURES..............................................................................    9

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                             1996               1995
                                                                         -------------      ------------
                                                                         (UNAUDITED)
                                                                             (IN THOUSANDS)
                                              ASSETS
Current assets:
  Cash and cash equivalents..........................................    $  7,564            $  1,009
  Accounts and notes receivable......................................      46,653              36,610
  Income tax receivables.............................................          --                 772
  Inventories........................................................       1,218               1,299
  Prepaid expenses...................................................         535                 674
                                                                         --------            --------
          Total current assets.......................................      55,970              40,364
                                                                         --------            --------
Property and equipment...............................................     138,036             121,786
Less accumulated depreciation........................................      51,320              48,534
                                                                         --------            --------
     Net property, plant and equipment...............................      86,716              73,252
                                                                         --------            --------
Other assets:
  Goodwill...........................................................     169,070             130,491
  Intangible assets..................................................       8,572               9,510
  Covenants not to compete...........................................       4,939               6,370
  Other..............................................................         720                 219
                                                                         --------            --------
          Total other assets.........................................     183,301             146,590
                                                                         --------            --------
          Total assets...............................................    $325,987            $260,206
                                                                         ========            ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations......................    $  7,956            $  4,992
  Accounts payable...................................................      10,791              10,214
  Accrued expenses:
     Compensation and benefits.......................................       9,676               7,028
     Other...........................................................       2,136               1,620
  Income taxes payable...............................................       1,960                  --
                                                                         --------            --------
          Total current liabilities..................................      32,519              23,854
Revolving credit loan................................................       4,417               5,000
Long-term obligations, excluding current installments................       1,101               2,383
Deferred income taxes................................................       6,531               6,707
Minority interest....................................................         856                 879
Stockholders' equity:
  Common stock.......................................................         282                 277
  Additional paid-in capital.........................................      95,218              86,049
  Retained earnings..................................................     185,063             135,057
                                                                         --------            --------
          Total stockholders' equity.................................     280,563             221,383
                                                                         --------            --------
          Total liabilities and stockholders' equity.................    $325,987            $260,206
                                                                         ========            ========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                              -----------------------------   -----------------------------
                                              SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                  1996            1995            1996            1995
                                              -------------   -------------   -------------   -------------
                                                     (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
Net revenues................................   $     89,633    $     71,876    $    254,375    $    200,499
                                              -------------   -------------   -------------   -------------
Costs and expenses:
  Costs of goods and services...............         13,928          10,606          39,246          29,686
  Operating expense.........................         19,206          15,909          54,512          43,739
  Selling, general and administrative
     expense................................         18,297          14,793          51,972          41,654
  Bad debt expense..........................            894             575           2,533           1,598
  Depreciation expense......................          5,255           4,224          15,020          12,264
  Amortization expense......................          3,266           3,199           9,586           8,438
  Non-recurring expense.....................             --           1,921              --           1,921
                                              -------------   -------------   -------------   -------------
                                                     60,846          51,227         172,869         139,300
                                              -------------   -------------   -------------   -------------
     Operating income.......................         28,787          20,649          81,506          61,199
                                              -------------   -------------   -------------   -------------
Other income (expense):
  Interest income...........................             33              36             120             251
  Interest expense..........................           (117)           (357)           (281)           (742)
  Net gain (loss) on disposal of property
     and equipment..........................            (26)             49             (37)             63
                                              -------------   -------------   -------------   -------------
                                                       (110)           (272)           (198)           (428)
                                              -------------   -------------   -------------   -------------
     Income before income taxes.............         28,677          20,377          81,308          60,771
Income taxes................................         11,040           7,948          31,302          23,702
                                              -------------   -------------   -------------   -------------
     Net income.............................   $     17,637    $     12,429    $     50,006    $     37,069
                                                 ==========      ==========      ==========      ==========
Net income per common share.................   $       0.61    $       0.43    $       1.74    $       1.30
                                                 ==========      ==========      ==========      ==========
Weighted average number of common shares and
  common share equivalents outstanding......     28,973,719      28,684,289      28,813,720      28,610,569
                                                 ==========      ==========      ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       FOR THE NINE MONTHS ENDED
                                                                    -------------------------------
                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                        1996              1995
                                                                    -------------     -------------
                                                                            (IN THOUSANDS)
Cash from operations..............................................    $  80,615         $  57,998
Investing activities:
  Proceeds from sale of property and equipment....................          218               883
  Capital expenditures............................................      (26,393)          (21,465)
  (Increase) decrease in other assets.............................         (501)               18
  Business acquisitions, net of cash acquired.....................      (43,789)          (53,659)
                                                                    -------------     -------------
                                                                        (70,465)          (74,223)
                                                                    -------------     -------------
Financing activities:
  Proceeds from revolving line of credit..........................       25,000            37,000
  Payment on revolving line of credit.............................      (25,000)          (22,000)
  Proceeds from long-term obligations.............................           --               506
  Payment of long-term obligations................................       (7,266)          (10,918)
  Decrease in minority interest...................................         (226)             (120)
  Proceeds from issuance of common stock..........................        3,897             2,779
                                                                    -------------     -------------
                                                                         (3,595)            7,247
                                                                    -------------     -------------
Increase (decrease) in cash.......................................        6,555            (8,978)
Cash and cash equivalents, beginning of period....................        1,009            16,023
                                                                    -------------     -------------
Cash and cash equivalents, end of period..........................    $   7,564         $   7,045
                                                                     ==========        ==========

     See accompanying notes to condensed consolidated financial statements.

                             LINCARE HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of September 30, 1996 and condensed statements of operations for the three months ended September 30, 1996 and 1995, and for the nine months ended September 30, 1996 and 1995 and statement of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 1995 is derived from the Company's audited balance sheet as of that date.

NOTE 2 -- BUSINESS COMBINATIONS

     During the nine months ended September 30, 1996 the Company acquired, in unrelated acquisitions, the stock of seven companies and certain assets of seven companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective date of acquisition.

     The aggregate cost of these acquisitions was as follows:

                                                                      (IN THOUSANDS)
          Cash......................................................     $ 43,789
          Deferred acquisition obligations..........................        7,055
          Assumption of liabilities.................................          358
                                                                      --------------
                                                                         $ 51,202
                                                                      =============

     The aggregate purchase price was allocated as follows:

          Current assets............................................     $  4,315
          Property and equipment....................................        2,369
          Intangible assets.........................................        4,246
          Goodwill..................................................       40,272
                                                                      --------------
                                                                         $ 51,202
                                                                      =============

     Unaudited pro forma supplemental information on the results of operations for the nine months ended September 30, 1996 and 1995 are provided below and reflect the 14 acquisitions as if they had been combined at the beginning of each respective period.

                                                                      FOR THE NINE MONTHS ENDED
                                                                  ---------------------------------
                                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                                      1996                1995
                                                                  -------------       -------------
                                                                   (IN THOUSANDS EXCEPT SHARE AND
                                                                           PER SHARE DATA)
Net revenues....................................................    $ 266,719           $ 224,907
                                                                   ==========          ==========
Net income......................................................    $  52,379           $  41,896
                                                                   ==========          ==========
Net income per common share.....................................    $    1.82           $    1.46
                                                                   ==========          ==========

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                                 FOR THE                             FOR THE
                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                     -------------------------------     -------------------------------
                                     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                         1996              1995              1996              1995
                                     -------------     -------------     -------------     -------------
                                                               (IN THOUSANDS)
    Oxygen and other respiratory
      therapy......................     $80,668           $65,196          $ 231,723         $ 182,546
    Home medical equipment and
      other........................       8,965             6,680             22,652            17,953
                                     -------------     -------------     -------------     -------------
              Total................     $89,633           $71,876          $ 254,375         $ 200,499
                                     ==========        ==========         ==========        ==========

     Net revenues for the three months ended September 30, 1996 increased by $17,757,000 (or 24.7%) compared with the three months ended September 30, 1995, and for the nine months ended September 30, 1996 increased $53,876,000 (or 26.9%) compared with the nine months ended September 30, 1995. Approximately $8,271,000 of the net revenue increase for the three months ended September 30, 1996 and $27,093,000 for the nine months ended September 30, 1996 is attributable to acquisitions, while $9,486,000 for the three months ended September 30, 1996 and $26,783,000 for the nine months ended September 30, 1996 reflects internal growth.

     On August 10, 1993, Congress passed the Omnibus Reconciliation Act of 1993 ("OBRA 93"). The OBRA 93 legislation provided for a consumer price index update, effective January 1, 1996, of 3.0% on Medicare products and services. No additional impact from OBRA 93 is expected for 1996.

     Cost of goods and services as a percentage of net revenues was 15.5% for the three months ended September 30, 1996 compared with 14.8% for the three months ended September 30, 1995. Cost of goods and services as a percentage of net revenues for the nine months ended September 30, 1996 was 15.4% compared with 14.8% for the nine months ended September 30, 1995. The cost of sales increase as a percentage of revenues is attributable to the increased home medical equipment product mix of some of the acquisitions made in the last twelve months.

     Operating expenses as a percentage of net revenues was 21.4% for the three months ended September 30, 1996 compared with 22.1% for the three months ended September 30, 1995. Operating expenses as a percentage of net revenues for the nine months ended September 30, 1996 was 21.4% compared with 21.8% for the nine months ended September 30, 1995. This improvement was primarily due to the Company's successful integration of acquired businesses into its existing locations. Selling, general and administrative expenses as a percentage of net revenues decreased to 20.4% for the three months ended September 30, 1996 compared with 20.6% for the three months ended September 30, 1995, and 20.4% for the nine months ended September 30, 1996 compared with 20.8% for the nine months ended September 30, 1995. The improvement is attributable to the Company's continued ability to leverage its infrastructure, with selling, general and administrative expenses increasing by 23.7% and 24.8% while revenues grew by 24.7% and 26.9%, respectively, for the three months ended September 30, 1996 and for the nine months ended September 30, 1996.

     Amortization expense for the three months ended September 30, 1996 increased to $3,266,000 compared with $3,199,000 for the three month period ending September 30, 1995. Amortization expense increased to $9,586,000 for the nine months ended September 30, 1996 compared with $8,438,000 for the nine months ended September 30, 1995. This increase is attributable to the amortization of intangible assets acquired during 1995 and the first nine months of 1996.

     Operating income for the three months ended September 30, 1996, and nine months ended September 30, 1996 increased to $28,787,000 and $81,506,000, respectively, compared with $20,649,000 and $61,199,000 for the three months ended September 30, 1995, and for the nine months ended September 30, 1995 respectively. The increases in operating income are attributable to the continued internal and acquisition revenue growth and efforts to control costs.

LIQUIDITY AND CAPITAL RESOURCES

     Cash from operations was $80,615,000 for the nine months ended September 30, 1996 compared with $57,998,000 for the nine months ended September 30, 1995.

     Cash used in investing and financing activities was $74,060,000 for the nine months ended September 30, 1996 compared with $66,976,000 for the nine months ended September 30, 1995. Activity in the nine months ended September 30, 1996 included the Company's investment of $43,789,000 in business acquisitions, investment in capital equipment of $26,393,000, the borrowing of $25,000,000 from its revolving line of credit, payments of $25,000,000 on the revolving line of credit and payments of $7,266,000 related to deferred acquisition obligations.

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

PART II.  OTHER INFORMATION

ITEM 1  Legal Proceedings

     In October 1996, the Company resolved with the United States Attorney for the Middle District of Florida an investigation that had been pending since 1991. The United States Attorney had been investigating certain services provided by the Company to a pharmacy that supplied medications to home respiratory patients. Under its contracts with the pharmacy, the Company was responsible for providing various marketing, field administration and patient services to the pharmacy. The contracts were in effect from February 1989 to April 1992, and generated less than 1% of the Company's revenue during such period. Throughout the course of this investigation the Company consistently contended that its performance under the contracts was entirely proper and in compliance with applicable law. As part of its settlement with the United States Attorney, the Company, without admitting any wrongdoing or liability, has agreed to pay $1 million to the United States Government.

ITEMS 2-5  Not applicable

ITEM 6  Exhibits and Reports on Form 8-K

     (a) Exhibits:

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER                                 EXHIBIT                                   PAGE
------    -----------------------------------------------------------------  ------------
 27.0     Financial Data Schedule (for SEC use only).......................

     (b) The Company did not file a current report on Form 8-K during the three months ended September 30, 1996.

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

November 12, 1996

                                                  /s/  JAMES M. EMANUEL
                                          --------------------------------------
                                                     James M. Emanuel
                                          Secretary, Chief Financial Officer and
                                               Principal Accounting Officer