Form 10-K
period 1996-12-31
LINCARE HOLDINGS INC
filed 1997-03-26
CIK 882235

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     (MARK ONE)
         [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                       EFFECTIVE OCTOBER 7, 1996)

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                     OR

        [  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                     Common Stock, $.01 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X  Yes   ___  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates of the registrant, based on the closing sale price of the common stock on February 28, 1997, as reported in the NASDAQ National Market System, was approximately $1,222,528,890.

     As of February 28, 1997, there were 28,348,496 outstanding shares of the registrant's common stock, par value $.01, which is the only class of common stock of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of Lincare Holdings Inc. which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Lincare Holdings Inc. and subsidiaries ("Lincare" or the "Company") is one of the nation's largest providers of oxygen and other respiratory therapy services to patients in the home. The Company's customers typically suffer from chronic obstructive pulmonary disease, such as emphysema, chronic bronchitis or asthma, and require supplemental oxygen or other respiratory therapy services in order to alleviate the symptoms and discomfort of respiratory dysfunction. Lincare currently serves over 110,000 customers in 38 states through 261 operating centers.

     On November 30, 1990, the Company acquired the outstanding capital stock of Lincare Inc. (the "Buyout"). The Company was formed by investment partnerships affiliated with the venture capital firms of Welsh, Carson, Anderson & Stowe and Summit Partners, by Dean Witter Capital Corporation, and by members of the Company's current management for the purpose of effecting the Buyout.

THE HOME RESPIRATORY MARKET

     The Company estimates that the home respiratory therapy market (including home oxygen equipment and respiratory therapy services) had revenues of approximately $3.0 billion in 1996, having grown by an estimated 8% to 10% per year over the last five years. This growth reflects the significant increase in the number of persons afflicted with chronic obstructive pulmonary disease, which is attributable, to a large extent, to the increasing proportion of the population over the age of 65.

BUSINESS STRATEGY

     The Company's strategy is to increase its market share through internal growth and acquisitions. Lincare will focus primarily on growth within its existing geographic markets, which the Company believes is generally more profitable than adding additional operating centers in new markets. In addition, the Company will expand into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when it believes such expansion will enhance its business. In 1996, Lincare acquired 17 local and regional competitors with combined annual revenue of approximately $44.0 million. These acquisitions established Lincare in two new states and expanded its presence in the states where the Company had existing locations.

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

     The Company will continue to concentrate on providing oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where it believes such services will enhance the Company's primary business. In 1996, oxygen and other respiratory therapy services accounted for over 90% of the Company's revenues.

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

     Each of the Company's 261 operating centers is managed by a center manager who has responsibility and accountability for the operating and financial performance of the center. Service and marketing functions are performed at the local operating level, while strategic development, financial control and operating policies are administered at the executive level. Reporting mechanisms are in place at the operating center level to monitor performance and ensure field accountability.

     A regional management layer consisting of 31 area managers directly supervises individual operating center managers, serving as an additional mechanism for assessing and improving performance of the Company's operations. The Company's operating centers are served by twelve billing centers which control all the Company's billing and reimbursement functions.

     MIS Systems. The Company believes that the proprietary management information systems developed by the Company are one of its key competitive advantages and provide management with a critical asset in measuring and evaluating performance levels throughout the Company. Management reviews monthly reports containing information critical to the evaluation process, including revenues and profitability by individual center, accounts receivable and cash collection management, equipment controls and utilization, customer activity, and manpower trends. The Company has a staff of eleven full-time computer programmers which permits the Company to continually enhance its computer systems in order to provide timely financial and operational information and to respond promptly to changes in reimbursement regulations and policies.

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

                                                               YEAR ENDED
                                                              DECEMBER 31,
                           PAYORS                                 1996
                           ------                             ------------
Medicare and Medicaid programs..............................       61%
Private insurance...........................................       27
Direct payment..............................................       12
                                                                  ---
                                                                  100%
                                                                  ===

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

     The Company's net accounts receivable in terms of days sales outstanding was 48 days as of December 31, 1996 and 44 days as of December 31, 1995.

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

     The Company's current base of referral sources provides a steady flow of customers in recognition of the Company's reputation for providing high-quality service to patients. While the Company views its referral sources as fundamental to its business, no single referral source accounts for more than 1.0% of the Company's revenues. The Company has more than 110,000 active customers, and the loss of any single customer or group of customers would not materially impact the Company's business.

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

RECENT ACQUISITIONS

     In 1996, the Company acquired, in unrelated acquisitions, certain operating assets of 8 local and regional competitors, the common stock of 7 companies and, in two separate transactions, the common stock and certain assets of two related companies and the common stock and certain assets of three related companies. The operations acquired in 1996 had aggregate annualized revenues of approximately $44.0 million at the time of acquisition. These acquisitions resulted in the addition of 30 new operating centers.

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

     On August 10, 1993, Congress passed the Omnibus Reconciliation Act of 1993 ("OBRA 93") which required changes to be made effective January 1, 1994, in the Medicare reimbursement of certain items of home medical equipment. The Company estimates that these Medicare price changes resulted in a revenue reduction of approximately $4,100,000 for the year ended December 31, 1994. The OBRA 93 legislation provided for a consumer price index update, effective January 1, 1996 and 1995, which the company estimates increased revenue by $4,900,000 and $3,100,000 respectively. A Medicare fee schedule update of 2.8% has been established effective January 1, 1997.

     In December 1995, President Clinton vetoed the Balanced Budget Act of 1995 (H.R. 2491), which had been passed by Congress on November 30, 1995. The bill included reductions in the rate of growth of Medicare and Medicaid spending, along with significant tax reductions. The proposal included a $2.5 billion reduction to the home oxygen benefit out of a total seven-year program budget of $10.2 billion. President Clinton subsequently offered an alternative seven-year balanced budget proposal which included home oxygen program reductions of $1.4 billion over the seven year period. Ultimately no agreement was reached regarding Medicare oxygen payment reductions for fiscal years 1996 and 1997.

     Continuing efforts between Congress and the Administration to reach agreement on a budget have produced lower proposed reductions in Medicare and Medicaid spending. At this time, it is uncertain whether any budget agreement will be reached in 1997 for fiscal year 1998.

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

EMPLOYEES

     As of February 28, 1997, the Company had approximately 2,800 employees. None of the Company's employees are currently covered by collective bargaining agreements. The Company believes that the relations between the Company's management and its employees are good.

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

ITEM 2.  PROPERTIES

     All but one of the Company's 261 operating center locations are under third party lease arrangements. Each operating center is a combination warehouse and office, with warehouse space generally comprising approximately 50% of the facility. Warehouse space is used for storage of adequate supplies of equipment necessary to conduct the Company's business. The Company also leases a headquarters facility and 11 of its 12 separate billing centers.

ITEM 3.  LEGAL PROCEEDINGS

     In October 1996, the Company resolved with the United States Attorney for, the Middle District of Florida an investigation that had been pending since 1991. The United States Attorney had been investigating certain services provided by the Company to a pharmacy that supplied medications to home respiratory patients. Under its contracts with the pharmacy, the Company was responsible for providing various marketing, field administration and patient services to the pharmacy. The contracts were in effect from February 1989 to April 1992, and accounted for less than one percent of the Company's revenues during such period. As part of its settlement with the United States Attorney, the Company, without admitting any wrongdoing or liability, has agreed to pay $1 million to the United States Government.

     The Company is also involved in certain other claims and legal actions arising in the ordinary course of business. In the opinion of the Company, the ultimate disposition of all matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market System under the symbol LNCR. The following table sets forth the high and low closing sale prices as reported by NASDAQ for the periods indicated.

                                                               HIGH      LOW
                                                              ------    ------
1996
First quarter...............................................  $34.00    $24.75
Second quarter..............................................   43.50     32.75
Third quarter...............................................   42.25     36.00
Fourth quarter..............................................   42.88     35.25
1995
First quarter...............................................  $31.25    $24.25
Second quarter..............................................   35.25     25.25
Third quarter...............................................   35.25     23.25
Fourth quarter..............................................   28.50     21.00

     There were approximately 254 holders of record of the common stock as of February 28, 1997.

     The Company has not paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of the Company's Board of Directors to retain all earnings in the Company in order to support the future growth of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below under the caption "Statements of Operations Data" for the years ended December 31, 1996, 1995, 1994, 1993, and 1992 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants.

     The data set forth below are qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

                                                   YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------
                                       1996       1995       1994       1993       1992
                                     --------   --------   --------   --------   --------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenues.......................  $348,870   $274,800   $201,142   $154,506   $117,403
Cost of goods and services.........    53,711     41,329     29,058     21,115     16,215
Operating expenses.................    75,158     60,272     44,347     34,388     28,475
Selling, general and administrative
  expenses.........................    71,259     57,275     43,249     34,623     28,354
Bad debt expense...................     3,472      2,190      1,546      1,832      1,591
Depreciation expense...............    20,790     16,511     13,403     11,764     10,143
Amortization expense...............    13,128     11,099      7,281      4,695      5,125
Non-recurring expense(1)...........     3,932      1,921         --         --         --
                                     --------   --------   --------   --------   --------
Operating income...................   107,420     84,203     62,258     46,089     27,500
Interest income....................       153        294        434        611        465
Interest expense...................       497        892        473        387      1,242
Gain (loss) on disposal of property
  and equipment....................       (80)        68        101        233         16
                                     --------   --------   --------   --------   --------
Income before income taxes and
  extraordinary loss...............   106,996     83,673     62,320     46,546     26,739
Income tax expense.................    40,422     32,634     24,367     18,294     10,600
                                     --------   --------   --------   --------   --------
Income before extraordinary loss...  $ 66,574     51,039     37,953     28,252     16,139
Extraordinary loss, net of
  taxes(2).........................        --         --         --         --     (1,000)
                                     --------   --------   --------   --------   --------
Net income available for common....  $ 66,574   $ 51,039   $ 37,953   $ 28,252   $ 15,139
                                     ========   ========   ========   ========   ========
Income per common share:
  Income before extraordinary
     loss..........................  $   2.31   $   1.79   $   1.34   $   1.01   $    .64
                                     ========   ========   ========   ========   ========
  Net income.......................  $   2.31   $   1.79   $   1.34   $   1.01   $    .60
                                     ========   ========   ========   ========   ========
Weighted average common and common
  equivalent shares outstanding....    28,876     28,576     28,307     27,911     25,334
                                     ========   ========   ========   ========   ========

---------------

(1) In 1996 the Company recorded a non-recurring expense of $3,932,000 of which $2,682,000 is related to the restructuring of certain senior management employment agreements and $1,250,000 is related to the resolution of an investigation. In 1995 the Company recorded a non-recurring expense of $1,921,000 related to the abandoned merger between the Company and Coram Healthcare Corporation. Such non-recurring expense is comprised of (a) $1,448,000 of professional fees, (b) $199,000 of printing and mailing expenses, (c) $153,000 filing fees, and (d) $121,000 of other direct costs.
(2) Upon the prepayment of the Company's senior and subordinated debt with the proceeds of the Company's March 1992 initial public offering, the Company recorded an extraordinary loss, net of taxes, of $1,000,000, attributable to (i) a prepayment premium ($300,000), (ii) unamortized loan origination fees related to the senior debt ($990,000) and (iii) unamortized discount on the subordinated debt ($357,000).

                                                                AT DECEMBER 31,
                                              ----------------------------------------------------
                                                1996       1995       1994       1993       1992
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................  $ 23,633   $ 16,510   $ 18,517   $ 35,642   $ 26,134
Total assets................................   347,408    260,206    195,778    147,084    108,024
Long-term obligations and revolving credit
  loan, excluding current installments......     8,234      7,383      6,717      7,512      6,233
Stockholders' equity........................   299,248    221,383    162,088    117,058     82,435

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company continues to pursue its strategy of focusing on increasing market share within its existing geographical markets, through internal growth and through selective acquisitions of regional or local competitors. In addition, the Company will continue to expand into new geographical markets on a selective basis, either through acquisitions or by opening new operating centers, when the Company believes it will enhance its business.

     The Company's focus remains primarily on oxygen and other respiratory therapy services, and it intends to expand its home infusion therapy services in 1997.

NET REVENUES

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1996       1995       1994
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Oxygen and other respiratory therapy...................  $316,816   $250,287   $184,927
Home medical equipment and other.......................    32,054     24,513     16,215
                                                         --------   --------   --------
          Total........................................  $348,870   $274,800   $201,142
                                                         ========   ========   ========

     Net revenues for the year ended December 31, 1996 increased by $74,070,000 (or 27.0%) over 1995. Net revenues for the year ended December 31, 1995 increased by $73,658,000 (or 36.6%) over 1994. The increases are attributable to the Company's sales and marketing efforts that emphasize quality and customer service, and the effect of the acquisitions completed by the Company. The Company estimates that approximately $37,905,000 of the increase in revenues for year ended December 31, 1996, and $40,627,000 of the increase in revenues for the year ended December 31, 1995, were attributable to the acquired businesses. Approximately $31,265,000 of the net revenue increase for the year ended December 31, 1996 and $29,931,000 for the year ended December 31, 1995, was attributable to volume growth in the Company's business.

     On August 10, 1993, Congress passed the Omnibus Reconciliation Act of 1993 ("OBRA 93") which required changes to be made effective January 1, 1994, in the Medicare reimbursement of certain items of home medical equipment. The Company estimates that these Medicare price changes resulted in a revenue reduction of approximately $4,100,000 for the year ended December 31, 1994. The OBRA 93 legislation provided for a consumer price index update, effective January 1, 1996 and 1995, which the company estimates increased revenue by $4,900,000 and $3,100,000, respectively. A Medicare fee schedule update of 2.8% has been established effective January 1, 1997.

     In December 1995, President Clinton vetoed the Balanced Budget Act of 1995 (H.R. 2491), which had been passed by Congress on November 30, 1995. The bill included reductions in the rate of growth of Medicare and Medicaid spending, along with significant tax reductions. The proposal included a $2.5 billion reduction to the home oxygen benefit out of a total seven-year program budget of $10.2 billion. President

Clinton subsequently offered an alternative seven-year balanced budget proposal, which included home oxygen program reductions of $1.4 billion over the seven year period. Ultimately no agreement was reached regarding Medicare oxygen payment reductions for fiscal years 1996 and 1997.

     Continuing efforts between Congress and the Administration to reach agreement on a budget have produced lower proposed reductions in Medicare and Medicaid spending. At this time, it is uncertain whether any budget agreement will be reached in 1997 for fiscal year 1998.

COST OF GOODS AND SERVICES

     Cost of goods and services as a percentage of net revenues was 15.4% for the year ended December 31, 1996 and was 15.0% and 14.4% for the years ended December 31, 1995 and 1994, respectively. The increase in 1996 and 1995 is attributable to a change in the product mix related to acquisitions having higher levels of home medical equipment and certain respiratory therapy products.

OPERATING AND OTHER EXPENSES

     Operating expenses for the year ended December 31, 1996 decreased to 21.5% of net revenues, compared to 21.9% and 22.0% for the years ended December 31, 1995 and 1994, respectively.

     Selling, general and administrative expenses expressed as a percentage of net revenues decreased to 20.4% for the year ended December 31, 1996 compared with 20.8% and 21.5% for the years ended December 31, 1995 and 1994, respectively. This improvement is primarily due to the Company's ability to maintain a cost structure that, with increases in net revenues, has permitted the Company to spread its overhead over a larger base of revenues, resulting in improvement in operating income.

     Bad debt expense as a percentage of net revenues was 1.0% for the year ended December 31, 1996 and 0.8% for the years ended December 31, 1995 and 1994.

     The Company's increased depreciation expense reflects increased capital expenditures primarily for additional oxygen equipment to service the Company's growing customer base. Depreciation expense as a percentage of net revenues decreased to 6.0% for the years ended December 31, 1996 and 1995 compared with 6.7% for the year ended December 31, 1994.

AMORTIZATION EXPENSE

     The Company's net intangible assets were $198,162,000 as of December 31, 1996. Of this total, $8,867,000 (consisting of the value assigned to customer lists) is being amortized over a period of 36 months, $4,478,000 (consisting of various covenants not to compete) over a period of three to five years, and $184,817,000 (consisting of goodwill) over a period of 40 years.

     During 1996, the Company amortized $13,128,000 of its intangible assets compared to $11,099,000 in 1995 and $7,281,000 in 1994.

OPERATING INCOME

     As shown in the table below, operating income before non-recurring expense for the year ended December 31, 1996 increased by $25,228,000 over 1995. The Company recorded a non-recurring expense of $3,932,000 relating to the restructuring of certain senior management employment agreements and the resolution of an investigation. Operating income before non-recurring expense for the year ended December 31, 1995 increased by $23,866,000 over 1994. The Company recognized a non-recurring charge of $1,921,000 related to the Company's abandoned merger with Coram Healthcare Corporation. The percentage increases in operating income are attributable to the Company's continued revenue growth, while maintaining effective cost controls over expenses.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------    -------    -------
                                                                      (IN THOUSANDS)
Operating income before non-recurring expense...............  $111,352    $86,124    $62,258
Percentage of net revenues..................................      31.9%      31.3%      31.0%

INTEREST EXPENSE

     Interest expense for the year ended December 31, 1996 was $497,000, compared to $892,000 and $473,000 for the years ended December 31, 1995 and 1994, respectively. The decrease in expense is attributed to a lower revolving credit loan balance throughout 1996 as compared to 1995.

INCOME TAXES

     The Company's effective income tax rate was 37.8% for the year ended December 31, 1996, 39.0% for 1995 and 39.1% for 1994. The Company expects the effective tax rate for 1997 to be 38.5%.

ACQUISITIONS

     For a description of business combinations entered into by the Company during 1996 and 1995, see "Business -- Recent Acquisitions" and Note 13 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company's working capital was $23,633,000, as compared to $16,510,000 at December 31, 1995, and $18,517,000 at December 31, 1994.

     Net cash provided by operating activities was $106,883,000 for the year ended December 31, 1996, compared with $79,523,000 for the year ended December 31, 1995, and $66,018,000 for the year ended December 31, 1994. A significant portion of the Company's assets consists of accounts receivables from third party payors that provide reimbursement for the services provided by the Company. Because of the Company's ability to collect its accounts receivable on a timely basis, the Company has not been required to obtain interim financing of its accounts receivable to satisfy operating needs.

     Net cash used in investing and financing activities amounted to $106,351,000, $94,537,000 and $79,733,000 for the years ended December 31, 1996,
1995 and 1994, respectively. Activity in the year ended December 31, 1996 included the Company's investment of $64,764,000 in business acquisitions, investment in capital equipment of $38,241,000, the borrowing of $58,000,000 from its revolving line of credit, payments of $54,000,000 on the revolving line of credit and payments of $11,772,000 related to long-term obligations.

     As of December 31, 1996, the Company's principal sources of liquidity consisted of $23,633,000 of working capital and $41,000,000 available under its revolving line of credit. On February 10, 1995, the Company increased the amount it may borrow under the revolving line of credit from $25,000,000 to $50,000,000. The Company believes that internally generated funds, together with funds that may be borrowed under such credit facility, will be sufficient to meet the Company's anticipated capital requirements over the foreseeable future.

     The Company anticipates that capital expenditures for 1997 will be approximately $45,000,000 and that over the next several years its capital expenditure requirements will grow no faster than the growth in the Company's revenue. The Company believes that it will be able to generate sufficient funds internally to meet its short-term and long-term capital expenditure requirements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is included in the definitive proxy statement, under "Information Regarding the Board of Directors" for the Annual Meeting of Stockholders to be held May 12, 1997, and is herein incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is included in the definitive proxy statement, under "Executive Compensation" for the Annual Meeting of Stockholders to be held May 12, 1997, and is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is included in the definitive proxy statement under "Security Ownership of Principal Stockholders and Management" for the Annual Meeting of Stockholders to be held May 12, 1997, and is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) The following consolidated financial statements of Lincare Holdings Inc. and subsidiaries are filed as part of this Form 10-K starting at page F-1:

          Independent Auditors' Report

          Consolidated Balance Sheets -- December 31, 1996 and 1995

          Consolidated Statements of Operations -- Years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows -- Years ended December 31, 1996, 1995 and 1994

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

     (3) Exhibits included or incorporated herein:

          See Exhibit Index.

     (b) The Company did not file a Current Report on Form 8-K during the three months ended December 31, 1996.

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

                   SIGNATURE                                   POSITION                     DATE
                   ---------                                   --------                     ----

               /s/ JAMES T. KELLY                 Chairman of the Board                 March 25, 1997
------------------------------------------------
                 James T. Kelly

              /s/ JAMES M. EMANUEL                Director, Chief Financial and         March 25, 1997
------------------------------------------------    Principal Accounting Officer
                James M. Emanuel

              /s/ CHESTER B. BLACK                Director                              March 25, 1997
------------------------------------------------
                Chester B. Black

               /s/ FRANK T. CARY                  Director                              March 25, 1997
------------------------------------------------
                 Frank T. Cary

             /s/ HOWARD R. DEUTSCH                Director                              March 25, 1997
------------------------------------------------
               Howard R. Deutsch

               /s/ ANDREW M. PAUL                 Director                              March 25, 1997
------------------------------------------------
                 Andrew M. Paul

               /s/ THOMAS O. PYLE                 Director                              March 25, 1997
------------------------------------------------
                 Thomas O. Pyle

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Lincare Holdings Inc.:

     We have audited the consolidated financial statements of Lincare Holdings Inc. and subsidiaries as listed in the index on page 13. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index on page 13. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincare Holdings Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

St. Petersburg, Florida
January 21, 1997

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                 1996         1995
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,541     $  1,009
  Accounts and notes receivable (note 2)....................      51,090       36,610
  Income taxes receivable...................................         187          772
  Inventories...............................................       1,689        1,299
  Prepaid expenses..........................................         466          674
                                                                --------     --------
          Total current assets..............................      54,973       40,364
                                                                --------     --------
Property and equipment (notes 3 and 4)......................     150,598      121,786
Less accumulated depreciation...............................      57,068       48,534
                                                                --------     --------
          Net property and equipment........................      93,530       73,252
                                                                --------     --------
Other assets:
  Goodwill, less accumulated amortization of $11,135 in 1996
     and $6,920 in 1995.....................................     184,817      130,491
  Intangible assets, less accumulated amortization of
     $30,036 in 1996 and $27,229 in 1995....................       8,867        9,510
  Covenants not to compete, less accumulated amortization of
     $7,543 in 1996 and $5,315 in 1995......................       4,478        6,370
  Other.....................................................         743          219
                                                                --------     --------
          Total other assets................................     198,905      146,590
                                                                --------     --------
                                                                $347,408     $260,206
                                                                ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations (note 6)....    $  5,783     $  4,992
  Accounts payable..........................................      16,958       10,214
  Accrued expenses:
     Compensation and benefits..............................       6,895        7,028
     Other..................................................       1,704        1,620
                                                                --------     --------
          Total current liabilities.........................      31,340       23,854
                                                                --------     --------
Revolving credit loan (note 5)..............................       7,500        5,000
Long-term obligations, excluding current installments (note
  6)........................................................         734        2,383
Deferred income taxes (note 7)..............................       7,681        6,707
Minority interest...........................................         905          879
Stockholders' equity (notes 7, 8 and 9):
  Common stock, $.01 par value. Authorized 50,000,000
     shares; issued and outstanding 28,254,996 in 1996 and
     27,686,834 shares in 1995..............................         282          277
  Additional paid-in capital................................      97,335       86,049
  Retained earnings.........................................     201,631      135,057
                                                                --------     --------
          Total stockholders' equity........................     299,248      221,383
Commitments and contingencies (notes 4 and 14)..............
                                                                --------     --------
                                                                $347,408     $260,206
                                                                ========     ========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                            1996             1995             1994
                                                         -----------      -----------      -----------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues (note 10).................................     $348,870         $274,800         $201,142
                                                            --------         --------         --------
Costs and expenses:
  Cost of goods and services...........................       53,711           41,329           29,058
  Operating expenses...................................       75,158           60,272           44,347
  Selling, general and administrative expenses.........       71,259           57,275           43,249
  Bad debt expense.....................................        3,472            2,190            1,546
  Depreciation expense.................................       20,790           16,511           13,403
  Amortization expense.................................       13,128           11,099            7,281
  Non-recurring expense (note 11)......................        3,932            1,921               --
                                                            --------         --------         --------
                                                             241,450          190,597          138,884
                                                            --------         --------         --------
          Operating income.............................      107,420           84,203           62,258
                                                            --------         --------         --------
Other income (expenses):
  Interest income......................................          153              294              434
  Interest expense.....................................         (497)            (892)            (473)
  Net gain (loss) on disposal of property and
     equipment.........................................          (80)              68              101
                                                            --------         --------         --------
                                                                (424)            (530)              62
                                                            --------         --------         --------
          Income before income taxes...................      106,996           83,673           62,320
Income tax expense (note 7)............................       40,422           32,634           24,367
                                                            --------         --------         --------
          Net income...................................     $ 66,574         $ 51,039         $ 37,953
                                                            ========         ========         ========
Income per common share................................     $   2.31         $   1.79         $   1.34
                                                            ========         ========         ========
Weighted average number of common shares and common
  share equivalents outstanding (in thousands).........       28,876           28,576           28,307
                                                            ========         ========         ========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                 ADDITIONAL                  TOTAL
                                                        COMMON    PAID-IN     RETAINED   STOCKHOLDERS'
                                                        STOCK     CAPITAL     EARNINGS      EQUITY
                                                        ------   ----------   --------   -------------
                                                                    (DOLLARS IN THOUSANDS)
Balances at December 31, 1993.........................   $264     $70,729     $ 46,065     $117,058
Exercise of stock options (note 9)....................      7         454           --          461
Tax benefit related to exercise of employee stock
  options (notes 7 and 9).............................     --       6,616           --        6,616
Net income............................................     --          --       37,953       37,953
                                                         ----     -------     --------     --------
Balances at December 31, 1994.........................    271      77,799       84,018      162,088
Exercise of stock options (note 9)....................      6       2,800           --        2,806
Tax benefit related to exercise of employee stock
  options (notes 7 and 9).............................     --       5,450           --        5,450
Net income............................................     --          --       51,039       51,039
                                                         ----     -------     --------     --------
Balances at December 31, 1995.........................    277      86,049      135,057      221,383
Exercise of stock options (note 9)....................      5       4,895           --        4,900
Tax benefit related to exercise of employee stock
  options (notes 7 and 9).............................     --       6,391           --        6,391
Net income............................................     --          --       66,574       66,574
                                                         ----     -------     --------     --------
Balances at December 31, 1996.........................   $282     $97,335     $201,631     $299,248
                                                         ====     =======     ========     ========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                1996        1995       1994
                                                              ---------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  66,574   $ 51,039   $ 37,953
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Increase in provision for losses on accounts and notes
       receivable...........................................     (1,433)    (1,989)      (491)
     Depreciation expense...................................     20,790     16,511     13,403
     Loss (gain) on disposal of property and equipment......         80        (68)      (101)
     Amortization expense...................................     13,128     11,099      7,281
     Amortization of imputed interest.......................         80        130        219
     Deferred income taxes..................................      1,090      2,369     (2,979)
     Minority interest in net earnings of subsidiary........        252        196        122
     Change in operating assets and liabilities:
       (Increase) decrease in accounts and notes
          receivable........................................     (6,883)    (5,524)       911
       (Increase) decrease in inventories...................       (256)       (53)       177
       Decrease (increase) in prepaid expenses..............         81         78       (301)
       Increase in accounts payable.........................      6,743        336      1,282
       (Decrease) increase in accrued expenses..............       (339)     1,927      1,154
       Decrease in income taxes.............................      6,976      3,472      7,388
                                                              ---------   --------   --------
          Net cash provided by operating activities.........    106,883     79,523     66,018
                                                              ---------   --------   --------
Cash flows from investing activities:
  Proceeds from sale of property and equipment..............        276      1,269        900
  Capital expenditures......................................    (38,241)   (30,148)   (22,614)
  Increase in other assets..................................       (524)       (13)        (7)
  Business acquisitions, net of cash acquired (note 13).....    (64,764)   (58,590)   (52,904)
                                                              ---------   --------   --------
          Net cash used by investing activities.............   (103,253)   (87,482)   (74,625)
                                                              ---------   --------   --------
Cash flows from financing activities:
  Proceeds from revolving credit loan.......................     58,000     44,000      8,000
  Payment of revolving credit loan..........................    (54,000)   (41,000)    (6,000)
  Proceeds from long-term obligations.......................         --        506         --
  Payment of long-term obligations..........................    (11,772)   (13,247)    (8,009)
  (Decrease) increase in minority interest..................       (226)      (120)       440
  Proceeds from issuance of common stock....................      4,900      2,806        461
                                                              ---------   --------   --------
          Net cash used by financing activities.............     (3,098)    (7,055)    (5,108)
                                                              ---------   --------   --------
          Net increase (decrease) in cash...................        532    (15,014)   (13,715)
Cash and cash equivalents, beginning of year................      1,009     16,023     29,738
                                                              ---------   --------   --------
Cash and cash equivalents, end of year......................  $   1,541   $  1,009   $ 16,023
                                                              =========   ========   ========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995, AND 1994

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

     Lincare Holdings Inc. and subsidiaries (the "Company") provides oxygen, respiratory therapy services, and infusion therapy services to the home health care market and also supplies home medical equipment, such as hospital beds, wheelchairs and other medical supplies. The Company's customers are located in 38 states. The Company's supplies are readily available and the Company is not dependent on a single supplier or even a few suppliers.

  (b) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates included in these financial statements are related to the allowance for uncollectible accounts and self-insurance accruals. Actual results could differ from those estimates.

  (c) Principles of Consolidation

     The consolidated financial statements include the accounts of Lincare Holdings Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  (d) Financial Instruments

     The Company believes the book value of its cash equivalents, accounts and notes receivable, income taxes receivable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The book value of the Company's revolving credit loan and long-term obligations approximates their fair value as the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company.

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

Land improvements...........................................  15 years
Buildings and improvements..................................  5 to 40 years
Equipment and furniture.....................................  3 to 11 years

     Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or estimated useful life of the asset. Amortization is included with depreciation expense.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (g) Other Assets

     Goodwill results from the excess of cost over net assets of acquired businesses and is amortized on a straight-line basis over 40 years.

     Intangible assets (customer base) are amortized on a straight-line basis over the estimated life of thirty-six months.

     Covenants not to compete are amortized on a straight-line basis over the life of the respective covenants, three to five years.

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

  (i) Pension Plan

     The Company has a defined contribution pension plan covering substantially all employees. The Company makes monthly contributions to the plan equal to the amount accrued for pension expense. Employer contributions (net of applied forfeitures) were approximately $1,362,000 in 1996, $1,271,000 in 1995, and $1,015,000 in 1994.

  (j) Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers all short-term investments with a purchased maturity of three months or less to be cash equivalents.

  (k) Stock Options

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2) ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable at December 31, 1996 and 1995 consist of:

                                                               1996      1995
                                                              -------   -------
                                                               (IN THOUSANDS)
Trade.......................................................  $56,697   $41,057
Other.......................................................      310        88
                                                              -------   -------
                                                               57,007    41,145
Less allowance for uncollectible accounts...................    5,917     4,535
                                                              -------   -------
                                                              $51,090   $36,610
                                                              =======   =======

(3) PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1995 consists of:

                                                                1996       1995
                                                              --------   --------
                                                                (IN THOUSANDS)
Land and improvements.......................................  $     85   $     85
Building and improvements...................................     1,344      1,125
Equipment and furniture.....................................   149,169    120,576
                                                              --------   --------
                                                              $150,598   $121,786
                                                              ========   ========

     Rental equipment of approximately $118,719,000 in 1996 and $94,785,000 in 1995 are included with equipment and furniture.

(4) LEASES

     The Company has several noncancelable operating leases, primarily for buildings, computer equipment and vehicles, that expire over the next five years and provide for purchase or renewal options. Operating lease expense was approximately $12,617,000 in 1996, $9,781,000 in 1995, and $6,971,000 in 1994.

     Future minimum lease payments under noncancelable operating leases, net of sublease income, as of December 31, 1996 are as follows:

                                                              (IN THOUSANDS)
1997........................................................     $11,172
1998........................................................       8,326
1999........................................................       5,077
2000........................................................       2,440
2001........................................................         782
                                                                 -------
          Total minimum lease payments......................     $27,797
                                                                 =======

(5) REVOLVING CREDIT LOAN

     Under the revolving line of credit, the Company may borrow amounts up to $50,000,000. The maturity date is sixty months from the date of the note. The revolving line of credit bears interest at LIBOR plus 58 basis points (5.96% at December 31, 1996). The line of credit is comprised of three distinct termed loan periods. Each termed loan period commences on the date that is exactly 24, 36 and 48 months from the date of the loan (February 10, 1995). The principal amount outstanding on the first day at each of the three termed loan periods is repaid separately, based on a 60-month amortization plus interest monthly. The unpaid principal on the maturity date (February 10, 2000) will be paid in one final installment. Interest accrued on

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the outstanding principal balance that is not termed for repayment is payable monthly. The Loan Agreement contains several financial and other covenants and is secured by, effectively, all of the assets of the Company. At December 31, 1996, $9,000,000 was outstanding under the revolving line of credit. At December 31, 1995, $5,000,000 was outstanding under the revolving line of credit.

     Amortization of loan origination fees amounted to approximately $5,000 in 1996, $5,000 in 1995, and $4,000 in 1994.

(6) LONG-TERM OBLIGATIONS

     Long-term obligations generally consist of unsecured, non-interest bearing deferred acquisition obligations payable in varying installments through 1998. Unamortized imputed interest at 5.75% to 8.25% was $4,000 in 1996, $45,000 in 1995, and $47,000 in 1994.

     The aggregate maturities of long-term obligations and the revolving credit loan for each of the five years subsequent to December 31, 1996 are as follows:

                                                              (IN THOUSANDS)
1997........................................................     $ 5,783
1998........................................................       2,534
1999........................................................       1,800
2000........................................................       1,800
2001........................................................       1,800
                                                                 -------
                                                                 $13,717
                                                                 =======

(7) INCOME TAXES

     The tax effects of temporary differences that account for significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                               1996      1995
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Accounts receivable, principally due to allowance for
     uncollectible
     accounts...............................................  $(1,748)  $(1,779)
  Accrued expenses, principally due to deferral for income
     tax reporting purposes.................................   (2,311)   (1,881)
  Intangible assets and covenants not to compete,
     principally due to differences in amortization.........   (4,431)   (2,727)
  Net operating loss carryforward...........................     (489)       --
                                                              -------   -------
          Total gross deferred tax assets...................   (8,979)   (6,387)
                                                              -------   -------
Deferred tax liabilities:
  Property and equipment, principally due to differences in
     depreciation...........................................    9,291     7,054
  Goodwill, principally due to differences in
     amortization...........................................    4,232     2,430
  Other.....................................................    3,137     3,610
                                                              -------   -------
          Total gross deferred tax liabilities..............   16,660    13,094
                                                              -------   -------
          Net deferred tax liability........................  $ 7,681   $ 6,707
                                                              =======   =======

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     There was no valuation allowance for deferred tax assets as of January 1, 1995, December 31, 1995 and 1996. The Company expects the results of future operations will generate sufficient taxable income to allow for the utilization of deferred tax assets.

     Income tax expense attributable to operations consists of:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1996      1995      1994
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Current:
  Federal.................................................  $35,149   $27,164   $23,224
  State...................................................    4,183     3,102     4,147
                                                            -------   -------   -------
          Total current...................................  $39,332    30,266    27,371
                                                            =======   =======   =======
Deferred:
  Federal.................................................      959     2,072    (2,606)
  State...................................................      131       296      (398)
                                                            -------   -------   -------
          Total deferred..................................    1,090     2,368    (3,004)
                                                            -------   -------   -------
                                                            $40,422   $32,634   $24,367
                                                            =======   =======   =======
Total income tax expense was allocated:
  Income from operations..................................  $40,422   $32,634   $24,367
  Stockholders' equity for compensation expense for tax
     purposes.............................................   (6,391)   (5,450)   (6,616)
                                                            -------   -------   -------
                                                            $34,031   $27,184   $17,751
                                                            =======   =======   =======

     Total income tax expense differs from the amounts computed by applying U.S. federal income tax rates (35% in 1996, 1995 and 1994) to income before income taxes as a result of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1996      1995      1994
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Computed "expected" tax expense...........................  $37,449   $29,286   $21,812
State income taxes, net of federal income tax benefit.....    2,804     2,209     2,437
Other.....................................................      169     1,139       118
                                                            -------   -------   -------
          Total income tax expense........................  $40,422   $32,634   $24,367
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

(9) STOCK OPTIONS

     The Company has four stock option plans that provide for the grant of options to officers and employees. Stock options are granted with an exercise price equal to the stock's fair value at the date of grant. Stock options generally have ten-year terms and generally vest over four years.

     The Company has reserved a total of 2,973,768 shares of common stock for issuance under its Non-Qualified Stock Option Plan (the Plan). At December 31, 1996, there were options for 177,520 shares

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

outstanding and options for 979 shares available for issue under the Plan. The Company has reserved a total of 1,600,000 shares of common stock for issuance under its 1991 Stock Plan (the 1991 Plan). At December 31, 1996 there were options for 936,900 shares outstanding and options for 15,800 shares available for issuance under the 1991 Plan. The Company has reserved a total of 500,000 shares of common stock for issuance under its 1994 Stock Plan (the 1994 Plan). At December 31, 1996, there were options for 480,000 shares outstanding and options for 13,000 shares available for issue under the 1994 Plan. The Company has reserved a total of 750,000 shares of common stock for issuance under its 1996 Stock Plan (the 1996 Plan). At December 31, 1996, there were options for 381,000 shares outstanding and options for 369,000 shares available for issue under the 1996 Plan.

     The per share weighted average fair value of stock options granted during 1996 and 1995 was $17.48 and $11.56 on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:
1996 -- expected dividend yield 0%, risk-free interest rate of 6.2%, expected life of 7 years, and volatility of 42.2%; 1995 -- expected dividend yield 0%, risk-free interest rate of 6.2%, expected life of 6 years, and volatility of 43.5%.

     The Company applied APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                           1996        1995
                                                          -------     -------
                                                            (IN THOUSANDS,
                                                           EXCEPT PER SHARE
                                                                 DATA)
Net income:
  As reported...........................................  $66,574     $51,039
  Pro forma.............................................   64,093      49,775
                                                          =======     =======
Income per common share:
  As reported...........................................  $  2.31     $  1.79
  Pro forma.............................................     2.22        1.74
                                                          =======     =======

     Pro forma net income reflects only options granted in 1996 and 1995, therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information related to the Plans is as follows:

                                                             NUMBER OF   WEIGHTED AVERAGE
                                                              OPTIONS     EXERCISE PRICE
                                                             ---------   ----------------
Outstanding at December 31, 1994...........................  2,155,062        $10.49
Exercised in 1995..........................................   (562,704)         4.99
Canceled in 1995...........................................    (91,379)         3.83
Options issued in 1995.....................................    542,000         25.05
                                                             ---------
Outstanding at December 31, 1995...........................  2,042,979         16.17
Exercised in 1996..........................................   (568,159)         8.74
Canceled in 1996...........................................    (29,400)        15.78
Options issued in 1996.....................................    530,000         32.44
                                                             ---------
Outstanding at December 31, 1996...........................  1,975,420        $22.67
                                                             =========

     At December 31, 1996, the range of exercise prices and weighted average remaining contractual life of outstanding options was as follows:

                                                               OPTIONS            WEIGHTED
                                                          OUTSTANDING AS OF       AVERAGE
                       RANGE OF                             DECEMBER 31,         REMAINING
                    EXERCISE PRICES                             1996          CONTRACTUAL LIFE
                    ---------------                       -----------------   ----------------
$0.25-$12.125..........................................         261,720           4.0 years
$19.00-$19.00..........................................         669,700           6.9 years
$24.63-$25.00..........................................         504,000           7.3 years
$25.25-$35.25..........................................         540,000           8.4 years
                                                              ---------          ----------
$0.25-$35.25...........................................       1,975,420           7.0 years

     At December 31, 1996 and 1995, the number of options exercisable was 825,920 and 1,074,152, respectively, and the weighted average exercise price of those options was $15.62 and $13.25, respectively.

     In connection with the exercise of certain stock options in 1996, 1995 and 1994, the Company receives a tax deduction for the difference between the fair value of the common stock at the date of exercise and the exercise price. The related income tax benefit of approximately $6,391,000 in 1996, $5,450,000 in 1995, and $6,616,000 in 1994 has been recorded as a reduction of income taxes payable and an addition to additional paid-in capital.

(10) NET REVENUES

     Included in the Company's net revenues is reimbursement from the federal government under the Medicare and under Medicaid programs which aggregated approximately 61% in 1996, 60% in 1995, and 58% in 1994.

(11) NON-RECURRING EXPENSE

     In 1996, the Company recorded a non-recurring expense of $3,932,000 of which $2,682,000 is related to the restructuring of certain senior management employment agreements and $1,250,000 is related to the resolution of an investigation. In 1995, the Company recorded a non-recurring expense of $1,921,000 related to the abandoned merger between the Company and Coram Healthcare Corporation. Such non-recurring expense is comprised of (a) $1,448,000 of professional fees, (b) $199,000 of printing and mailing expenses,
(c) $153,000 of filing fees, and (d) $121,000 of other direct costs.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(12) SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1996      1995      1994
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Cash paid for:
  Interest..................................................  $   414   $   762   $   254
                                                              =======   =======   =======
  Income taxes..............................................  $31,566   $25,036   $19,983
                                                              =======   =======   =======

(13) BUSINESS COMBINATIONS

     During 1996, the Company acquired the outstanding stock or certain assets of 17 businesses in 17 separate transactions. During 1995, the Company acquired the outstanding stock or certain assets of 22 businesses in 22 separate transactions. Consideration for the acquisitions generally included cash, unsecured non-interest bearing obligations and the assumption of certain liabilities.

     None of the businesses acquired were related to the Company prior to acquisition. Each acquisition during 1996 and 1995 was accounted for as a purchase. The results of operations of the acquired companies are included in the accompanying consolidated statement of operations since the respective date of acquisition. Each of the acquired companies conducted operations similar to that of the Company.

     The aggregate cost of the above acquisitions was as follows:

                                                               1996      1995
                                                              -------   -------
                                                               (IN THOUSANDS)
Cash........................................................  $64,764   $58,865
Deferred acquisition obligations............................    7,905     9,140
Assumption of liabilities...................................      383     2,929
                                                              -------   -------
                                                              $73,052   $70,934
                                                              =======   =======

     The aggregate purchase price was allocated as follows:

                                                               1996      1995
                                                              -------   -------
                                                               (IN THOUSANDS)
Current assets (including cash acquired of $275 in 1995)....  $ 6,362   $ 8,097
Property and equipment......................................    3,205     4,731
Intangible assets...........................................    6,379    12,056
Goodwill....................................................   57,106    46,050
                                                              -------   -------
                                                              $73,052   $70,934
                                                              =======   =======

     The following unaudited pro forma supplemental information on the results of operations for the years ended December 31, 1996 and 1995 include the acquisitions as if they had been combined at the beginning of the respective years.

                                                                1996       1995
                                                              --------   --------
                                                                (IN THOUSANDS)
Net revenues................................................  $369,127   $318,060
                                                              ========   ========
Net income..................................................  $ 70,535   $ 59,626
                                                              ========   ========
Net income per common share.................................  $   2.44   $   2.09
                                                              ========   ========

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective years or of future results of operations of the combined companies.

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

     The Company is involved in certain claims and legal actions arising in the ordinary cause of business. In the opinion of management, the ultimate disposition of all matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of quarterly financial results for the years ended December 31, 1996 and 1995:

                                                     FIRST    SECOND     THIRD    FOURTH
                                                    QUARTER   QUARTER   QUARTER   QUARTER
                                                    -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996:
  Net revenues....................................  $79,772   $84,970   $89,633   $94,495
                                                    =======   =======   =======   =======
  Operating income (1)............................  $25,138   $27,581   $28,787   $25,914
                                                    =======   =======   =======   =======
  Net income (1)..................................  $15,424   $16,945   $17,637   $16,568
                                                    =======   =======   =======   =======
  Income per common share.........................  $   .54   $   .59   $   .61   $   .57
                                                    =======   =======   =======   =======
1995:
  Net revenues....................................  $61,223   $67,400   $71,876   $74,301
                                                    =======   =======   =======   =======
  Operating income (2)............................  $19,415   $21,135   $20,649   $23,004
                                                    =======   =======   =======   =======
  Net income (2)..................................  $11,862   $12,778   $12,429   $13,970
                                                    =======   =======   =======   =======
  Income per common share.........................  $   .42   $   .45   $   .43   $   .49
                                                    =======   =======   =======   =======

---------------

(1) The 1996 fourth quarter operating income included a non-recurring expense of $3,932,000 ($1,649,000 or $.06 per share after taxes) (see note 11).
(2) The 1995 third quarter operating income included a non-recurring expense of $1,921,000 ($1,172,000 or $.04 per share after taxes) (see note 11).

                                                                   SCHEDULE VIII

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                  CHARGED TO
                                        BALANCE AT   CHARGED TO     OTHER
                                        BEGINNING    COSTS AND     ACCOUNTS     DEDUCTIONS     BALANCE AT
             DESCRIPTION                OF PERIOD     EXPENSES     DESCRIBE      DESCRIBE     END OF PERIOD
             -----------                ----------   ----------   ----------    ----------    -------------
                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1996
Deducted from asset accounts:
  Allowance for uncollectible
     accounts.........................    $4,535       $3,472       $2,788(1)     $4,878(2)      $5,917
                                          ======       ======       ======        ======         ======
YEAR ENDED DECEMBER 31, 1995
Deducted from asset accounts:
  Allowance for uncollectible
     accounts.........................    $4,723       $2,190       $1,713(1)     $4,091(2)      $4,535
                                          ======       ======       ======        ======         ======
YEAR ENDED DECEMBER 31, 1994
Deducted from asset accounts:
  Allowance for uncollectible
     accounts.........................    $4,596       $1,546       $  617(1)     $2,036(2)      $4,723
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

   ***10.31-   Non-Qualified Stock Option Agreements dated as of January 23, 1995, between the Registrant and James T. Kelly . . . . . . . . . . . . . . . . . . . . . . . .

   ***10.32-   Non-Qualified Stock Option Agreements dated as of January 23, 1995, between the Registrant and Howard R. Deutsch  . . . . . . . . . . . . . . . . . . . . . .

   ***10.33-   Non-Qualified Stock Option Agreements dated as of January 23, 1995, between the Registrant and James M. Emanuel . . . . . . . . . . . . . . . . . . . . . . .

      10.34-   Employment Agreement dated as of January 1, 1997 between Lincare Holdings Inc.
               and John P. Byrnes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         31

      10.35-   Employment Agreement dated as of January 1, 1997 between Lincare Holdings Inc.
               and James T. Kelly  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32

      10.36-   Employment Agreement dated as of January 1, 1997 between Lincare Holdings Inc.
               and Howard R. Deutsch . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         33

      10.37-   Employment Agreement dated as of January 1, 1997 between Lincare Holdings Inc.
               and James M. Emanuel  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         34

      10.38-   Non-Qualified Stock Option Agreements dated as of January 26, 1996, between
               the Registrant and John P. Byrnes . . . . . . . . . . . . . . . . . . . . . . . .         35

      10.39-   Non-Qualified Stock Option Agreements dated as of July 15, 1996 between
               the Registrant and John P. Byrnes . . . . . . . . . . . . . . . . . . . . . . . .         36

 +++++22.2-    List of Subsidiaries of Lincare Holdings Inc. . . . . . . . . . . . . . . . . . .

      23.5-    Consent of KPMG Peat Marwick LLP  . . . . . . . . . . . . . . . . . . . . . . . .         37

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

***     Incorporated by reference to the Registrant's Form 10-K dated March 27,
        1996.