Form 10-Q
period 1997-03-31
LINCARE HOLDINGS INC
filed 1997-05-12
CIK 882235

================================================================================

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

   [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

                         COMMISSION FILE NUMBER 0-19946

                             LINCARE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      51-0331330
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

        19337 US 19 NORTH, SUITE 500,                              34624
                CLEARWATER, FL                                   (Zip Code)
   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (813) 530-7700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               ----      ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           CLASS                              OUTSTANDING AT APRIL 30, 1997
                           -----                              -----------------------------
Common Stock, $0.01 par value...............................        28,349,696 shares

================================================================================

                             LINCARE HOLDINGS INC.

                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                     INDEX

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1  Financial Statements (unaudited)
        Condensed consolidated balance sheets.......................    3
        Condensed consolidated statements of operations.............    4
        Condensed consolidated statements of cash flows.............    5
        Notes to condensed consolidated financial statements........    6

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................    7

PART II.  OTHER INFORMATION

Item 1  Legal Proceedings...........................................    8

Item 2  Changes in Securities.......................................    8

Item 3  Defaults Upon Senior Securities.............................    8

Item 4  Submission of Matters to a Vote of Security Holders.........    8

Item 5  Other Information...........................................    8

Item 6  Exhibits and Reports on Form 8-K............................    8

SIGNATURES..........................................................    8

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1997            1996
                                                              -----------    ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  3,682        $  1,541
  Accounts and notes receivable.............................     55,695          51,090
  Income tax receivable.....................................         --             187
  Inventories...............................................      1,829           1,689
  Prepaid expenses..........................................        546             466
                                                               --------        --------
          Total current assets..............................     61,752          54,973
                                                               --------        --------
Property and equipment......................................    163,614         150,598
Less accumulated depreciation...............................     63,371          57,068
                                                               --------        --------
          Net property and equipment........................    100,243          93,530
                                                               --------        --------
Other assets:
  Goodwill..................................................    203,025         184,817
  Intangible assets.........................................      8,893           8,867
  Covenants not to compete..................................      4,186           4,478
  Other.....................................................        632             743
                                                               --------        --------
          Total other assets................................    216,736         198,905
                                                               --------        --------
               Total assets.................................   $378,731        $347,408
                                                               ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations.............   $  6,726        $  5,783
  Accounts payable..........................................      9,883          16,958
  Accrued expenses:
     Compensation and benefits..............................      7,021           6,895
     Other..................................................      2,092           1,704
  Income taxes payable......................................     10,353              --
                                                               --------        --------
          Total current liabilities.........................     36,075          31,340
Revolving credit loan.......................................     12,200           7,500
Long-term obligations, excluding current installments.......        330             734
Deferred income taxes.......................................      7,669           7,681
Minority interest...........................................        720             905
Stockholders' equity:
  Common stock..............................................        283             282
  Additional paid-in capital................................     99,768          97,335
  Retained earnings.........................................    221,686         201,631
                                                               --------        --------
          Total stockholders' equity........................    321,737         299,248
                                                               --------        --------
               Total liabilities and stockholders' equity...   $378,731        $347,408
                                                               ========        ========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED
                                                              -------------------------------
                                                                MARCH 31,        MARCH 31,
                                                                   1997             1996
                                                              --------------   --------------
                                                              (IN THOUSANDS EXCEPT SHARE AND
                                                                      PER SHARE DATA)
Net revenues................................................     $   101,012      $    79,772
                                                                 -----------      -----------
Costs and expenses:
  Costs of goods and services...............................          15,417           12,258
  Operating expenses........................................          21,540           17,318
  Selling, general and administrative expenses..............          20,470           16,344
  Bad debt expense..........................................           1,005              798
  Depreciation expense......................................           6,315            4,785
  Amortization expense......................................           3,440            3,131
                                                                 -----------      -----------
                                                                      68,187           54,634
                                                                 -----------      -----------
          Operating income..................................          32,825           25,138
                                                                 -----------      -----------
Other income (expense):
  Interest income...........................................              28               32
  Interest expense..........................................            (226)             (85)
  Net loss on disposal of property and equipment............             (19)              (6)
                                                                 -----------      -----------
                                                                        (217)             (59)
                                                                 -----------      -----------
          Income before income taxes........................          32,608           25,079
Income taxes................................................          12,553            9,655
                                                                 -----------      -----------
          Net income........................................     $    20,055      $    15,424
                                                                 ===========      ===========
Income per common share.....................................     $      0.69      $      0.54
                                                                 ===========      ===========
Weighted average number of common shares and common share
  equivalents outstanding...................................      29,174,600       28,593,365
                                                                 ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                              --------------------------
                                                              MARCH 31,       MARCH 31,
                                                                 1997            1996
                                                              ----------      ----------
                                                                    (IN THOUSANDS)
Cash from operations........................................   $ 31,407        $ 28,240

Investing activities:
  Proceeds from sale of property and equipment..............          6             170
  Capital expenditures......................................    (11,915)         (6,658)
  Decrease (increase) in other assets.......................        111            (250)
  Business acquisitions, net of cash acquired...............    (21,165)        (14,992)
                                                               --------        --------
                                                                (32,963)        (21,730)
                                                               --------        --------
Financing activities:
  Proceeds from revolving line of credit....................     19,000           4,000
  Payment on revolving line of credit.......................    (14,000)         (6,000)
  Payment of long-term obligations..........................     (2,244)         (2,003)
  Decrease in minority interest.............................       (244)           (226)
  Proceeds from issuance of common stock....................      1,185             652
                                                               --------        --------
                                                                  3,697          (3,577)
                                                               --------        --------
Increase in cash............................................      2,141           2,933
Cash and cash equivalents, beginning of period..............      1,541           1,009
                                                               --------        --------
Cash and cash equivalents, end of period....................   $  3,682        $  3,942
                                                               ========        ========

     See accompanying notes to condensed consolidated financial statements.

                             LINCARE HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of March 31, 1997 and condensed statements of operations and cash flows for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 1996 is derived from the Lincare Holdings Inc. (the "Company") audited balance sheet as of that date.

NOTE 2 -- BUSINESS COMBINATIONS

     During the three months ended March 31, 1997 the Company acquired, in unrelated acquisitions, the stock of three companies and certain assets of five companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective date of acquisition.

     The aggregate cost of these acquisitions was as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Cash........................................................     $21,165
Deferred acquisition obligations............................       2,150
Assumption of liabilities...................................         144
Other.......................................................          86
                                                                 -------
                                                                 $23,545
                                                                 =======

     The aggregate purchase price was allocated as follows:

Current assets..............................................     $ 1,327
Property and equipment......................................       1,137
Intangible assets...........................................       1,899
Goodwill....................................................      19,182
                                                                 -------
                                                                 $23,545
                                                                 =======

     Unaudited pro forma supplemental information on the results of operations for the three months ended March 31, 1997 and March 31, 1996 are provided below and reflect the acquisitions as if they had been combined at the beginning of each respective period.

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                 1997             1996
                                                              -----------      ----------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
Net revenues................................................     $103,922         $83,807
                                                                 ========         =======
Net income..................................................     $ 20,540         $16,112
                                                                 ========         =======
Income per common share.....................................     $    .70         $   .56
                                                                 ========         =======

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

                             LINCARE HOLDINGS INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING RESULTS

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                1997         1996
                                                              ---------    --------
                                                                 (IN THOUSANDS)
Oxygen and other respiratory therapy........................   $ 91,453     $73,194
Home medical equipment and other............................      9,559       6,578
                                                               --------     -------
          Total.............................................   $101,012     $79,772
                                                               ========     =======

     Net revenues for the three months ended March 31, 1997 increased by $21,240,000 (or 26.6%) compared with the three months ended March 31, 1996. Approximately $11,219,000 of the net revenue increase is attributable to acquisitions and the balance of approximately $10,021,000 reflects internal growth.

     On August 10, 1993, Congress passed the Omnibus Reconciliation Act of 1993 ("OBRA 93"). The OBRA 93 legislation provided for a consumer price index update, effective January 1, 1997, of approximately 2.8% on Medicare products and services. No additional impact from OBRA 93 is expected for 1997.

     Cost of goods and services as a percentage of net revenues was 15.3% for the three months ended March 31, 1997 compared with 15.4% for the three months ended March 31, 1996.

     Operating expenses as a percentage of net revenues was 21.3% for the three months ended March 31, 1997 as compared to 21.7% for the three months ended March 31, 1996. This improvement was primarily due to the Company's successful integration of acquired businesses into its existing locations. The company has been able to maintain a cost structure that, with increases in net revenues, allows the Company to spread its overhead over the larger base of revenue, resulting in improvements in operating income.

     Selling, general and administrative expenses as a percentage of net revenues decreased to 20.3% for the three months ended March 31, 1997 compared with 20.5% for the three months ended March 31, 1996. The improvement is attributable to the Company's ability to leverage its infrastructure, with selling, general and administrative expenses increasing by 25.2% while revenues grew by 26.6%.

     Amortization expense for the three months ended March 31, 1997 increased to $3,440,000 compared with $3,131,000 for the three month period ending March 31, 1996. The increase is attributable to the amortization of intangible assets acquired in 1996 and the first quarter of 1997.

     Operating income for the three months ended March 31, 1997 increased to $32,825,000 compared with $25,138,000 for the three months ended March 31, 1996. The increases in operating income are attributable to the continued revenue growth and efforts to control costs.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operating activities was $31,407,000 for the three months ended March 31, 1997 compared with $28,240,000 for the three months ended March 31, 1996.

     Net cash used in investing and financing activities was $29,266,000 for the three months ended March 31, 1997 compared with $25,307,000 for the three months ended March 31, 1996. First quarter activity included the Company's investment of $21,165,000 in business acquisitions, investment in capital equipment of $11,915,000, the borrowing of $19,000,000 from its revolving line of credit, payments of $14,000,000 on its revolving line of credit and payments of $2,244,000 related long-term to obligations.

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

     (a) Exhibits:

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER                                   EXHIBIT                                 PAGE
-------                                  -------                             ------------
  27.0    --   Financial Data Schedule (for SEC Use Only)..................

     (b) The Company did not file a Current Report on Form 8-K during the three months ended March 31, 1997.

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

May 12, 1997