Form 10-Q
period 1997-06-30
LINCARE HOLDINGS INC
filed 1997-08-14
CIK 882235

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           CLASS                              OUTSTANDING AT JULY 31, 1997
                           -----                              ----------------------------
Common Stock, $0.01 par value...............................       28,365,896 shares

================================================================================

                             LINCARE HOLDINGS INC.

                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     INDEX

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION
Item 1  Financial Statements (unaudited)
          Condensed consolidated balance sheets.....................    3
          Condensed consolidated statements of operations...........    4
          Condensed consolidated statements of cash flows...........    5
          Notes to condensed consolidated financial statements......    6
Item 2  Management's Discussion and Analysis of Results of
          Operations and Financial Condition........................    7

PART II.  OTHER INFORMATION
Item 1  Legal Proceedings...........................................    9
Item 2  Changes in Securities.......................................    9
Item 3  Defaults Upon Senior Securities.............................    9
Item 4  Submission of Matters to a Vote of Security Holders.........    9
Item 5  Other Information...........................................    9
Item 6  Exhibits and Reports on Form 8-K............................    9

SIGNATURES..........................................................    9

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1997           1996
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  2,585       $  1,541
  Accounts and notes receivable.............................     59,437         51,090
  Income tax receivable.....................................         30            187
  Inventories...............................................      1,800          1,689
  Prepaid expenses..........................................        515            466
                                                               --------       --------
          Total current assets..............................     64,367         54,973
                                                               --------       --------
Property and equipment......................................    177,663        150,598
Less accumulated depreciation...............................     69,856         57,068
                                                               --------       --------
          Net property and equipment........................    107,807         93,530
                                                               --------       --------
Other assets:
  Goodwill..................................................    222,223        184,817
  Intangible assets.........................................     10,311          8,867
  Covenants not to compete..................................      3,724          4,478
  Other.....................................................        709            743
                                                               --------       --------
          Total other assets................................    236,967        198,905
                                                               --------       --------
               Total assets.................................   $409,141       $347,408
                                                               ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations.............   $  5,861       $  5,783
  Accounts payable..........................................     11,856         16,958
  Accrued expenses:
     Compensation and benefits..............................      7,200          6,895
     Other..................................................      2,322          1,704
                                                               --------       --------
          Total current liabilities.........................     27,239         31,340
Revolving credit loan.......................................     29,100          7,500
Long-term obligations, excluding current installments.......        330            734
Deferred income taxes.......................................      7,657          7,681
Minority interest...........................................        786            905
Stockholders' equity:
  Common stock..............................................        284            282
  Additional paid-in capital................................    100,216         97,335
  Retained earnings.........................................    243,529        201,631
                                                               --------       --------
          Total stockholders' equity........................    344,029        299,248
                                                               --------       --------
               Total liabilities and stockholders' equity...   $409,141       $347,408
                                                               ========       ========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                  ---------------------------   ---------------------------
                                                    JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                      1997           1996           1997           1996
                                                  ------------   ------------   ------------   ------------
                                                  (IN THOUSANDS EXCEPT SHARE    (IN THOUSANDS EXCEPT SHARE
                                                      AND PER SHARE DATA)           AND PER SHARE DATA)
Net revenues....................................    $  108,702     $   84,970     $  209,714     $  164,742
                                                    ----------     ----------     ----------     ----------
Costs and expenses:
  Costs of goods and services...................        16,527         13,060         31,944         25,318
  Operating expenses............................        22,966         17,988         44,506         35,306
  Selling, general and administrative
     expenses...................................        21,879         17,331         42,349         33,675
  Bad debt expense..............................         1,092            841          2,097          1,639
  Depreciation expense..........................         6,620          4,980         12,935          9,765
  Amortization expense..........................         3,623          3,189          7,063          6,320
                                                    ----------     ----------     ----------     ----------
                                                        72,707         57,389        140,894        112,023
                                                    ----------     ----------     ----------     ----------
          Operating income......................        35,995         27,581         68,820         52,719
                                                    ----------     ----------     ----------     ----------
Other income (expense):
  Interest income...............................            39             55             67             87
  Interest expense..............................          (475)           (79)          (701)          (164)
  Net loss on disposal of property and
     equipment..................................           (40)            (5)           (59)           (11)
                                                    ----------     ----------     ----------     ----------
                                                          (476)           (29)          (693)           (88)
                                                    ----------     ----------     ----------     ----------
          Income before income taxes............        35,519         27,552         68,127         52,631
Income taxes....................................        13,676         10,607         26,229         20,262
                                                    ----------     ----------     ----------     ----------
          Net income............................    $   21,843     $   16,945     $   41,898     $   32,369
                                                    ==========     ==========     ==========     ==========
Income per common share.........................    $     0.75     $     0.59     $     1.44     $     1.13
                                                    ==========     ==========     ==========     ==========
Weighted average number of common shares and
  common share equivalents outstanding..........    29,195,637     28,867,381     29,180,737     28,742,439
                                                    ==========     ==========     ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED
                                                              ------------------------
                                                              JUNE 30,       JUNE 30,
                                                                1997           1996
                                                              ---------      ---------
                                                                   (IN THOUSANDS)
Cash from operations........................................   $ 52,602       $ 47,724
Investing activities:
  Proceeds from sale of property and equipment..............        102            185
  Capital expenditures......................................    (24,901)       (15,722)
  Decrease (increase) in other assets.......................         35           (396)
  Business acquisitions, net of cash acquired...............    (45,094)       (36,226)
                                                               --------       --------
                                                                (69,858)       (52,159)
                                                               --------       --------
Financing activities:
  Proceeds from revolving line of credit....................     53,000         15,000
  Payment on revolving line of credit.......................    (32,900)        (9,000)
  Payment of long-term obligations..........................     (3,049)        (3,319)
  Decrease in minority interest.............................       (244)          (226)
  Proceeds from issuance of common stock....................      1,493          2,299
                                                               --------       --------
                                                                 18,300          4,754
                                                               --------       --------
Increase in cash............................................      1,044            319
Cash and cash equivalents, beginning of period..............      1,541          1,009
                                                               --------       --------
Cash and cash equivalents, end of period....................   $  2,585       $  1,328
                                                               ========       ========

     See accompanying notes to condensed consolidated financial statements.

                             LINCARE HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of June 30, 1997 and condensed statements of operations and cash flows for the six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 1996 is derived from the Lincare Holdings Inc. (the "Company") audited balance sheet as of that date.

NOTE 2 -- BUSINESS COMBINATIONS

     During the six months ended June 30, 1997 the Company acquired, in unrelated acquisitions, the stock of three companies and certain assets of eight companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective date of acquisition.

     The aggregate cost of these acquisitions was as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Cash........................................................     $45,094
Deferred acquisition obligations............................       3,850
Assumption of liabilities...................................         144
Other.......................................................         199
                                                                 -------
                                                                 $49,287
                                                                 =======

     The aggregate purchase price was allocated as follows:

Current assets..............................................     $ 2,232
Property and equipment......................................       2,472
Intangible assets...........................................       5,011
Goodwill....................................................      39,572
                                                                 -------
                                                                 $49,287
                                                                 =======

     Unaudited pro forma supplemental information on the results of operations for the six months ended June 30, 1997 and June 30, 1996 are provided below and reflect the acquisitions as if they had been combined at the beginning of each respective period.

                                                              FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                1997           1996
                                                              ---------      ---------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
Net revenues................................................   $219,010       $181,848
                                                               ========       ========
Net income..................................................   $ 43,240       $ 35,284
                                                               ========       ========
Income per common share.....................................   $   1.48       $   1.23
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

                             LINCARE HOLDINGS INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING RESULTS

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                                FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                   ENDED JUNE 30,         ENDED JUNE 30,
                                                ---------------------   -------------------
                                                  1997        1996        1997       1996
                                                ---------   ---------   --------   --------
                                                   (IN THOUSANDS)         (IN THOUSANDS)
Oxygen and other respiratory therapy..........   $ 96,772    $ 77,861   $188,222   $151,055
Home medical equipment and other..............     11,930       7,109     21,492     13,687
                                                 --------    --------   --------   --------
          Total...............................   $108,702    $ 84,970   $209,714   $164,742
                                                 ========    ========   ========   ========

     Net revenues for the three months ended June 30, 1997 increased by $23,732,000 (or 27.9%) compared with the three months ended June 30, 1996, and for the six months ended June 30, 1997 increased $44,972,000 (or 27.3%) compared with the six months ended June 30, 1996. Approximately $12,418,000 of the net revenue increase for the three months ended June 30, 1997 and $23,686,000 for the six months ended June 30, 1997 is attributable to acquisitions, while $11,314,000 for the three months ended June 30, 1997 and $21,286,000 for the six months ended June 30, 1997 reflects internal growth.

     On August 5, 1997, the Balanced Budget Act of 1997 ("BBA") was signed into law. The legislation, among other things, reduces Medicare expenditures by $115 billion over five years. The BBA reduces Medicare payment amounts for oxygen and oxygen equipment furnished after January 1, 1998 to 75 percent of the fee schedule amounts in effect during 1997. Payment amounts for oxygen and oxygen equipment furnished after January 1, 1999 and each subsequent year are reduced to 70 percent of the fee schedule amounts in effect during 1997. During the six-month period ended June 30, 1997, Lincare derived approximately 46% of its net revenues from Medicare-funded home oxygen services.

     The BBA freezes the Consumer Price Index (U.S. urban average) update for covered items of durable medical equipment for each of the years 1998 through 2002 while limiting fees for parenteral and enteral nutrients, supplies and equipment to 1995 reasonable charge levels over the same period. The BBA reduces payment amounts for covered drugs and biologicals to 95 percent of the average wholesale price of such covered items for each of the years 1998 through 2002.

     The BBA authorizes the Department of Health and Human Services to conduct up to five competitive bidding demonstration projects for the acquisition of durable medical equipment and requires that one such project be established for oxygen and oxygen equipment. Each demonstration project is to be operated over a three-year period and is to be conducted in not more than three competitive acquisition areas. The BBA also includes provisions designated to reduce health care fraud and abuse including a surety bond requirement for durable medical equipment providers.

     On August 10, 1993, Congress passed the Omnibus Reconciliation Act of 1993 ("OBRA 93"). The OBRA 93 legislation provided for a consumer price index update, effective January 1, 1997, of approximately 2.8% on Medicare products and services. No additional impact from OBRA 93 is expected for 1997.

     Cost of goods and services as a percentage of net revenues was 15.2% for the three months ended June 30, 1997 compared with 15.4% for the three months ended June 30, 1996. Cost of goods and services as a percentage of net revenues for the six months ended June 30, 1997 was 15.2% compared with 15.4% for the six months ended June 30, 1996.

     Operating expenses as a percentage of net revenues was 21.1% for the three months ended June 30, 1997 compared with 21.2% for the three months ended June 30, 1996. Operating expenses as a percentage of net revenues for the six months ended June 30, 1997 was 21.2% compared with 21.4% for the six months ended June 30, 1996. This improvement was primarily due to the Company's successful integration of acquired businesses into its existing locations. The company has been able to maintain a cost structure that, with increases in net revenue, allows the Company to spread its overhead over the larger base of revenue, resulting in improvements in operating income.

     Selling, general and administrative expenses as a percentage of net revenues decreased to 20.1% for the three months ended June 30, 1997 compared with 20.4% for the three months ended June 30, 1996, and 20.2% for the six months ended June 30, 1997 compared with 20.4% for the six months ended June 30, 1996. The improvement is attributable to the Company's continued ability to leverage its infrastructure, with selling, general and administrative expenses increasing by 26.2% and 25.8% while revenues grew by 27.9% and 27.3%, respectively, for the three and six months ended June 30, 1997.

     Amortization expense for the three months ended June 30, 1997 increased to $3,623,000 compared with $3,189,000 for the three month period ending June 30, 1996. Amortization expense increased to $7,063,000 for the six months ended June 30, 1997 compared with $6,320,000 for the six months ended June 30, 1996. This increase is attributable to the amortization of intangible assets acquired during 1996 and the first six months of 1997.

     Operating income for the three and six months ended June 30, 1997 increased to $35,995,000 and $68,820,000, respectively, compared with $27,581,000 and
$52,719,000 for the three and six months ended June 30, 1996. The increases in operating income are attributable to the continued internal and acquisition revenue growth and efforts to control costs.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operating activities was $52,602,000 for the six months ended June 30, 1997 compared with $47,724,000 for the six months ended June 30, 1996.

     Net cash used in investing and financing activities was $51,558,000 for the six months ended June 30, 1997 compared with $47,405,000 for the six months ended June 30, 1996. Activity in the six months ended June 30, 1997 included the Company's investment of $45,094,000 in business acquisitions, investment in capital equipment of $24,901,000, the borrowing of $53,000,000 from its revolving line of credit, payments of $32,900,000 on the revolving line of credit and payments of $3,049,000 related to deferred acquisition obligations. The company believes that internally generated funds, together with funds that may be borrowed under such credit facility, will be sufficient to meet the Company's anticipated capital requirements over the foreseeable future.

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

     (b) The Company did not file a Current Report on Form 8-K during the three months ended June 30, 1997.

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

                                                  Lincare Holdings Inc.

                                          --------------------------------------
                                                        Registrant

                                                   /s/ PAUL G. GABOS
                                          --------------------------------------
                                                      Paul G. Gabos
                                            Secretary, Chief Financial Officer
                                             and Principal Accounting Officer

August 14, 1997