Form 10-Q
period 1997-09-30
LINCARE HOLDINGS INC
filed 1997-11-14
CIK 882235

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

   [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

                         COMMISSION FILE NUMBER 0-19946

                             LINCARE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      51-0331330
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

        19337 US 19 NORTH, SUITE 500,                              33758
                CLEARWATER, FL                                   (Zip Code)
   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (813) 530-7700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           CLASS                              OUTSTANDING AT OCTOBER 31, 1997
                           -----                              -------------------------------
Common Stock, $0.01 par value...............................         28,516,399 shares

================================================================================

                             LINCARE HOLDINGS INC.

                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION
Item 1  Financial Statements (unaudited)
        Condensed consolidated balance sheets.......................    3
        Condensed consolidated statements of operations.............    4
        Condensed consolidated statements of cash flows.............    5
        Notes to condensed consolidated financial statements........    6
Item 2  Management's Discussion and Analysis of Results of
        Operations and Financial Condition..........................    7

PART II.  OTHER INFORMATION
Item 1  Legal Proceedings...........................................    9
Item 2  Changes in Securities.......................................    9
Item 3  Defaults Upon Senior Securities.............................    9
Item 4  Submission of Matters to a Vote of Security Holders.........    9
Item 5  Other Information...........................................    9
Item 6  Exhibits and Reports on Form 8-K............................    9

SIGNATURES..........................................................    9

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1997            1996
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                     (IN THOUSANDS)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $  3,432        $  1,541
  Accounts and notes receivable.............................      62,605          51,090
  Income tax receivable.....................................          --             187
  Inventories...............................................       1,887           1,689
  Prepaid expenses..........................................         459             466
                                                                --------        --------
          Total current assets..............................      68,383          54,973
                                                                --------        --------
Property and equipment......................................     190,371         150,598
Less accumulated depreciation...............................      77,130          57,068
                                                                --------        --------
          Net property and equipment........................     113,241          93,530
                                                                --------        --------
Other assets:
  Goodwill..................................................     224,405         184,817
  Intangible assets.........................................       9,219           8,867
  Covenants not to compete..................................       3,254           4,478
  Other.....................................................       1,038             743
                                                                --------        --------
          Total other assets................................     237,916         198,905
                                                                --------        --------
               Total assets.................................    $419,540        $347,408
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations.............    $  4,427        $  5,783
  Accounts payable..........................................      13,821          16,958
  Accrued expenses:
     Compensation and benefits..............................       9,758           6,895
     Other..................................................       2,862           1,704
     Income taxes payable...................................         221              --
                                                                --------        --------
          Total current liabilities.........................      31,089          31,340
Revolving credit loan.......................................       8,000           7,500
Long-term obligations, excluding current installments.......         423             734
Deferred income taxes.......................................       7,719           7,681
Minority interest...........................................         849             905
Stockholders' equity:
  Common stock..............................................         285             282
  Additional paid-in capital................................     104,098          97,335
  Retained earnings.........................................     267,077         201,631
                                                                --------        --------
          Total stockholders' equity........................     371,460         299,248
                                                                --------        --------
               Total liabilities and stockholders' equity...    $419,540        $347,408
                                                                ========        ========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                              -------------------------------   -------------------------------
                                              SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                   1997             1996             1997             1996
                                              --------------   --------------   --------------   --------------
                                              (IN THOUSANDS EXCEPT SHARE AND    (IN THOUSANDS EXCEPT SHARE AND
                                                      PER SHARE DATA)                   PER SHARE DATA)
Net revenues................................    $   114,772      $    89,633      $   324,486      $   254,375
                                                -----------      -----------      -----------      -----------
Costs and expenses:
  Costs of goods and services...............         16,910           13,928           48,854           39,246
  Operating expenses........................         24,251           19,206           68,757           54,512
  Selling, general and administrative
     expenses...............................         23,105           18,297           65,454           51,972
  Bad debt expense..........................          1,148              894            3,245            2,533
  Depreciation expense......................          7,280            5,255           20,215           15,020
  Amortization expense......................          3,580            3,266           10,643            9,586
                                                -----------      -----------      -----------      -----------
                                                     76,274           60,846          217,168          172,869
                                                -----------      -----------      -----------      -----------
          Operating income..................         38,498           28,787          107,318           81,506
                                                -----------      -----------      -----------      -----------
Other income (expense):
  Interest income...........................             27               33               94              120
  Interest expense..........................           (223)            (117)            (924)            (281)
  Net loss on disposal of property and
     equipment..............................            (12)             (26)             (71)             (37)
                                                -----------      -----------      -----------      -----------
                                                       (208)            (110)            (901)            (198)
                                                -----------      -----------      -----------      -----------
          Income before income taxes........         38,290           28,677          106,417           81,308
Income taxes................................         14,742           11,040           40,971           31,302
                                                -----------      -----------      -----------      -----------
          Net income........................    $    23,548      $    17,637      $    65,446      $    50,006
                                                ===========      ===========      ===========      ===========
Income per common share.....................    $      0.80      $      0.61      $      2.24      $      1.74
                                                ===========      ===========      ===========      ===========
Weighted average number of common shares and
  common share equivalents outstanding......     29,385,243       28,973,719       29,260,948       28,813,720
                                                ===========      ===========      ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 FOR THE NINE MONTHS ENDED
                                                              --------------------------------
                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                                  1997               1996
                                                              -------------      -------------
                                                                       (IN THOUSANDS)
Cash from operations........................................    $ 90,170           $ 80,615
Investing activities:
  Proceeds from sale of property and equipment..............         113                218
  Capital expenditures......................................     (37,355)           (26,393)
  Increase in other assets..................................        (295)              (501)
  Business acquisitions, net of cash acquired...............     (48,114)           (43,789)
                                                                --------           --------
                                                                 (85,651)           (70,465)
                                                                --------           --------
Financing activities:
  Proceeds from revolving line of credit....................      68,000             25,000
  Payment on revolving line of credit.......................     (69,000)           (25,000)
  Proceeds from long-term obligations.......................         154                 --
  Payment of long-term obligations..........................      (5,285)            (7,266)
  Decrease in minority interest.............................        (244)              (226)
  Proceeds from issuance of common stock....................       3,747              3,897
                                                                --------           --------
                                                                  (2,628)            (3,595)
                                                                --------           --------
Increase in cash............................................       1,891              6,555
Cash and cash equivalents, beginning of period..............       1,541              1,009
                                                                --------           --------
Cash and cash equivalents, end of period....................    $  3,432           $  7,564
                                                                ========           ========

     See accompanying notes to condensed consolidated financial statements.

                             LINCARE HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of September 30, 1997, and condensed statements of operations and cash flows for the nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 1996 is derived from the Lincare Holdings Inc. (the "Company") audited balance sheet as of that date.

NOTE 2 -- BUSINESS COMBINATIONS

     During the nine months ended September 30, 1997, the Company acquired, in unrelated acquisitions, the stock of four companies and certain assets of ten companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective date of acquisition.

     The aggregate cost of these acquisitions was as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Cash........................................................     $48,114
Deferred acquisition obligations............................       4,105
Assumption of liabilities...................................         416
                                                                 -------
                                                                 $52,635
                                                                 =======

     The aggregate purchase price was allocated as follows:

Current assets..............................................     $ 2,485
Property and equipment......................................       2,755
Intangible assets...........................................       5,535
Goodwill....................................................      41,860
                                                                 -------
                                                                 $52,635
                                                                 =======

     Unaudited pro forma supplemental information on the results of operations for the nine months ended September 30, 1997, and September 30, 1996, are provided below and reflect the acquisitions as if they had been combined at the beginning of each respective period.

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1997            1996
                                                              ----------      ----------
                                                                (IN THOUSANDS, EXCEPT
                                                                   PER SHARE DATA)
Net revenues................................................    $335,962        $282,482
                                                                ========        ========
Net income..................................................    $ 67,563        $ 55,483
                                                                ========        ========
Income per common share.....................................    $   2.31        $   1.93
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

                             LINCARE HOLDINGS INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING RESULTS

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                                FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                ---------------------   -------------------
                                                  1997        1996        1997       1996
                                                ---------   ---------   --------   --------
                                                   (IN THOUSANDS)         (IN THOUSANDS)
Oxygen and other respiratory therapy..........   $102,285    $ 80,668   $290,506   $231,723
Home medical equipment and other..............     12,487       8,965     33,980     22,652
                                                 --------    --------   --------   --------
          Total...............................   $114,772    $ 89,633   $324,486   $254,375
                                                 ========    ========   ========   ========

     Net revenues for the three months ended September 30, 1997, increased by $25,139,000 (or 28.1%) compared with the three months ended September 30, 1996, and for the nine months ended September 30, 1997, increased $70,111,000 (or 27.6%) compared with the nine months ended September 30, 1996. Approximately $11,487,000 of the net revenue increase for the three months ended September 30, 1997 and $35,173,000 for the nine months ended September 30, 1997, is attributable to acquisitions, while $13,652,000 for the three months ended September 30, 1997, and $34,938,000 for the nine months ended September 30, 1997 reflects internal growth.

     On August 5, 1997, the Balanced Budget Act of 1997 ("BBA") was signed into law. The legislation, among other things, reduces Medicare expenditures by $115 billion over five years. The BBA reduces Medicare payment amounts for oxygen and oxygen equipment furnished after January 1, 1998, to 75 percent of the fee schedule amounts in effect during 1997. Payment amounts for oxygen and oxygen equipment furnished after January 1, 1999, and each subsequent year are reduced to 70 percent of the fee schedule amounts in effect during 1997.

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

     Cost of goods and services as a percentage of net revenues was 14.7% for the three months ended September 30, 1997, compared with 15.5% for the three months ended September 30, 1996. Cost of goods and services as a percentage of net revenues for the nine months ended September 30, 1997, was 15.1% compared with 15.4% for the nine months ended September 30, 1996.

     Operating expenses as a percentage of net revenues was 21.1% for the three months ended September 30, 1997, compared with 21.4% for the three months ended September 30, 1996. Operating expenses as a percentage of net revenues for the nine months ended September 30, 1997, was 21.2% compared with 21.4% for the nine months ended September 30, 1996. This improvement was primarily due to the Company's successful integration of acquired businesses into its existing locations. The company has been able to maintain a cost structure that, with increases in net revenue, allows the Company to spread its overhead over the larger base of revenue, resulting in improvements in operating income.

     Selling, general and administrative expenses as a percentage of net revenues decreased to 20.1% for the three months ended September 30, 1997, compared with 20.4% for the three months ended September 30, 1996, and 20.2% for the nine months ended September 30, 1997, compared with 20.4% for the nine months ended September 30, 1996. The improvement is attributable to the Company's continued ability to leverage its infrastructure, with selling, general and administrative expenses increasing by 26.3% and 25.9% while revenues grew by 28.1% and 27.6%, respectively, for the three and nine months ended September 30, 1997.

     Amortization expense for the three months ended September 30, 1997, increased to $3,580,000 compared with $3,266,000 for the three month period ending September 30, 1996. Amortization expense increased to $10,643,000 for the nine months ended September 30, 1997, compared with $9,586,000 for the nine months ended September 30, 1996. This increase is attributable to the amortization of intangible assets acquired during 1996 and the first nine months of 1997.

     Operating income for the three and nine months ended September 30, 1997, increased to $38,498,000 and $107,318,000, respectively, compared with $28,787,000 and $81,506,000 for the three and nine months ended September 30, 1996. The increases in operating income are attributable to the continued internal and acquisition revenue growth and efforts to control costs.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operating activities was $90,170,000 for the nine months ended September 30, 1997, compared with $80,615,000 for the nine months ended September 30, 1996.

     Net cash used in investing and financing activities was $88,279,000 for the nine months ended September 30, 1997, compared with $74,060,000 for the nine months ended September 30, 1996. Activity in the nine months ended September 30, 1997, included the Company's investment of $48,114,000 in business acquisitions, investment in capital equipment of $37,355,000, the borrowing of $68,000,000 from its revolving line of credit, payments of $69,000,000 on the revolving line of credit and payments of $5,285,000 related to deferred acquisition obligations. The company believes that internally generated funds, together with funds that may be borrowed under such credit facility, will be sufficient to meet the Company's anticipated capital requirements over the foreseeable future.

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

     (b) The Company did not file a Current Report on Form 8-K during the three months ended September 30, 1997.

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

November 14, 1997