Form 10-K
period 1997-12-31
LINCARE HOLDINGS INC
filed 1998-03-26
CIK 882235

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     (MARK ONE)
         [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                       EFFECTIVE OCTOBER 7, 1996)
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                     OR
        [  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 0-19946

                             LINCARE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        51-0331330
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                       Identification Number)
          19337 US 19 NORTH, SUITE 500                                33758
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates of the registrant, based on the closing sale price of the common stock on February 28, 1998, as reported in the NASDAQ National Market System, was approximately $1,866,431,419.

     As of February 28, 1998, there were 28,755,915 outstanding shares of the registrant's common stock, par value $.01, which is the only class of capital stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders of Lincare Holdings Inc. which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Lincare Holdings Inc. and subsidiaries ("Lincare" or the "Company") is one of the nation's largest providers of oxygen and other respiratory therapy services to patients in the home. The Company's customers typically suffer from chronic obstructive pulmonary disease ("COPD"), such as emphysema, chronic bronchitis or asthma, and require supplemental oxygen or other respiratory therapy services in order to alleviate the symptoms and discomfort of respiratory dysfunction. Lincare currently serves over 140,000 customers in 39 states through 308 operating centers.

     On November 30, 1990, the Company acquired the outstanding capital stock of Lincare Inc., a subsidiary of Union Carbide Corporation. The Company was formed by investment partnerships affiliated with the venture capital firms of Welsh, Carson, Anderson & Stowe and Summit Partners, Dean Witter Capital Corporation, and members of the management of Lincare Inc.

THE HOME RESPIRATORY MARKET

     The Company estimates that the home respiratory therapy market (including home oxygen equipment and respiratory therapy services) had revenues of approximately $3.3 billion in 1997, having grown by an estimated 8% to 10% per year over the last five years. This growth reflects the significant increase in the number of persons afflicted with COPD, which is attributable, to a large extent, to the increasing proportion of the population over the age of 65. Growth in the home respiratory market is further driven by the continued trend towards treatment of patients in the home as a lower cost alternative to the acute care setting.

BUSINESS STRATEGY

     The Company's strategy is to increase its market share through internal growth and acquisitions. Lincare focuses primarily on growth within its existing geographic markets, which the Company believes is generally more profitable than adding additional operating centers in new markets. In addition, the Company expands into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when it believes such expansion will enhance its business. In 1997, Lincare acquired 24 local and regional competitors with combined annual revenues of approximately $53.0 million. These acquisitions established Lincare in one new state and expanded its presence in the states where the Company had existing locations.

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

     The Company will continue to concentrate on providing oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where it believes such services will enhance the Company's primary business. In 1997, oxygen and other respiratory therapy services accounted for approximately 90% of the Company's revenues.

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

     OTHER RESPIRATORY THERAPY SERVICES. Other respiratory therapy services offered by the Company include the following:

          Nebulizers and associated respiratory medications provide aerosol therapy for patients suffering from COPD and asthma;

          Non-invasive ventilation provides nocturnal ventilatory support for neuromuscular and COPD patients. This therapy improves daytime function and decreases incidents of acute illness;

          Apnea monitors provide respiratory alarm systems for infants at risk for sudden infant death syndrome;

          Ventilators support respiratory function in severe cases of respiratory failure where the patient can no longer sustain the mechanics of breathing without the assistance of a machine;

          Continuous positive airway pressure devices maintain open airways in patients suffering from obstructive sleep apnea by providing airflow at prescribed pressures during sleep;

     INFUSION THERAPY. Lincare provides a variety of infusion therapies including the following:

          Parenteral nutrition involves the intravenous feeding of life-sustaining nutrients to patients with impaired or altered digestive tracts or conditions that prohibit adequate oral nutritional support;

          Intravenous antibiotic therapy is the infusion of anti-infective medications into the patient's bloodstream for the treatment of a variety of infectious diseases;

          Enteral nutrition is administered to patients who cannot eat as a result of an obstruction to the upper gastrointestinal tract or other medical condition;

          Chemotherapy is the administration of cytotoxic drugs to patients suffering from various types of cancer;

          Dobutamine infusions are provided to patients to treat chronic end stage congestive heart failure that has not responded to standard drug therapy. These patients require a long-term venous access device and frequent blood chemistry monitoring;

          Immune globulin (IVIG) therapy is utilized for a variety of immune disorders such as B-cell and T-cell immune deficiency, acute infections, post transplant immunodeficiency and burns;

          Continuous pain management is the administration of analgesic drugs to patients suffering from acute or chronic pain;

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

     Each of the Company's 308 operating centers is managed by a center manager who has responsibility and accountability for the operating and financial performance of the center. Service and marketing functions are performed at the local operating level, while strategic development, financial control and operating policies are administered at the executive level. Reporting mechanisms are in place at the operating center level to monitor performance and ensure field accountability.

     A regional management team consisting of 32 area managers directly supervises individual operating center managers, serving as an additional mechanism for assessing and improving performance of the Company's operations. The Company's operating centers are served by 15 billing centers which control all of the Company's billing and reimbursement functions.

     MIS Systems. The Company believes that the proprietary management information systems developed by the Company are one of its key competitive advantages and provide management with a critical asset in measuring and evaluating performance levels throughout the Company. Management reviews monthly reports containing information critical to the evaluation process, including revenues and profitability by individual center, accounts receivable and cash collection management, equipment controls and utilization, customer activity, and manpower trends. The Company has a staff of 14 full-time computer programmers which permits the Company to continually enhance its computer systems in order to provide timely financial and operational information and to respond promptly to changes in reimbursement regulations and policies.

     Accounts Receivable Management. The Company derives a majority of its revenues from reimbursement by third party payors. The Company accepts assignment of insurance benefits from customers and, in most instances, invoices and collects payments directly from Medicare, Medicaid and private insurance carriers, as well as directly from customers under co-insurance provisions. The following table sets forth, for the periods indicated, the Company's payor mix.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                           PAYORS                             -----    -----    -----
Medicare and Medicaid programs..............................    63%      61%      60%
Private insurance...........................................    25       27       24
Direct payment..............................................    12       12       16
                                                               ---     ----     ----
                                                               100%     100%     100%
                                                               ===     ====     ====

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

     The Company's net accounts receivable in terms of days sales outstanding was 52 days as of December 31, 1997 and 48 days as of December 31, 1996.

SALES AND MARKETING

     Favorable trends affecting the U.S. population and home health care have created an environment which should produce increasing demand for the services provided by Lincare. The average age of the American population is increasing and, as a person ages, more health care services are required. Well-documented changes occurring in the health care industry show a trend of more services being provided in the home and less in institutions.

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

     The Company's current base of referral sources recognizes the Company's reputation for providing high-quality service to patients and provides a steady flow of customers. While the Company views its referral sources as fundamental to its business, no single referral source accounts for more than 1.0% of the Company's revenues. The Company has more than 140,000 active customers, and the loss of any single customer or group of customers would not materially impact the Company's business.

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

ACQUISITIONS

     In 1997, the Company acquired, in unrelated acquisitions, certain operating assets of 16 local and regional competitors and the common stock of eight companies. The operations acquired in 1997 had aggregate annualized revenues of approximately $53.0 million at the time of acquisition. These acquisitions resulted in the addition of 19 new operating centers.

     In 1996, the Company acquired, in unrelated acquisitions, certain operating assets of eight local and regional competitors, the common stock of seven companies and, in two separate transactions, the common stock and certain assets of two related companies and the common stock and certain assets of three related companies. The operations acquired in 1996 had aggregate annualized revenues of approximately $44.0 million at the time of acquisition. These acquisitions resulted in the addition of 30 new operating centers.

QUALITY CONTROL

     The Company is committed to providing consistently high quality products and services. The Company's quality control procedures are designed to promote greater responsiveness and sensitivity to individual customer needs and to provide the highest level of quality assurance and convenience to the referring physician. Licensed respiratory therapists and registered nurses provide professional health care support and assist in the Company's sales and marketing efforts.

SUPPLIERS

     The Company purchases its oxygen and equipment from a variety of suppliers. The Company is not dependent upon any single supplier and believes that its oxygen and equipment needs can be provided by several manufacturers.

COMPETITION

     The home respiratory care market is a fragmented and highly competitive market that is served by the Company and other national providers and, by Company estimates, over 2,000 regional and local companies.

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

     On August 5, 1997, the Balanced Budget Act of 1997 ("BBA") was signed into law. The legislation, among other things, reduces Medicare expenditures by $115 billion over five years. The BBA reduces Medicare payment amounts for oxygen and oxygen equipment furnished after January 1, 1998, to 75 percent of the fee schedule amounts in effect during 1997. Payment amounts for oxygen and oxygen equipment furnished after January 1, 1999, and each subsequent year thereafter are reduced to 70 percent of the fee schedule amounts in effect during 1997.

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

     On August 10, 1993, Congress passed the Omnibus Reconciliation Act of 1993 ("OBRA 93"). The OBRA 93 legislation, among other things, provided for consumer price index updates to Medicare fee schedule amounts for durable medical equipment for 1995 and 1996. A Medicare fee schedule update of 2.8% was established for durable medical equipment provided in 1997.

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

     As a supplier of services under the Medicare and Medicaid programs, the Company is subject to the Medicare and Medicaid fraud and abuse laws. These laws, among other things, prohibit any payment, kickback or rebate in return for the referral of patients receiving benefits from Medicare, Medicaid or other federally funded health care programs. Violations of these provisions may result in civil and criminal penalties and exclusion from participation in such programs.

     Health care is an area of rapid regulatory change. Changes in the law or new interpretations of existing laws can have an effect on permissible activities, the relative costs associated with doing business, and the amount of reimbursement by government and third party payors. The Company cannot predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, and of possible changes in national health care policies, including those pertaining to managed care organizations. Future legislative and regulatory changes could have an adverse impact on the Company.

YEAR 2000 REMEDIATION PROGRAM

     The Company has assessed the impact of the upcoming change in the century and has begun converting many of its computer software programs and information systems to be Year 2000 compliant. The cost to the Company of converting its existing computer systems is not material in nature and the Company does not expect the Year 2000 issue, with respect to the remediation of its own systems, to have a material effect on its future financial results. However, the Company is highly dependent upon government and private third party payors for payment of claims for services and equipment. The Company cannot be assured of the timely remediation of third party claims processing and reimbursement systems. The failure by a significant government or private payor to correct Year 2000 systems issues, to the extent that such issues delay or prevent timely or appropriate payment of claims, could have a material impact on the Company's cash flow from operations. The Company is monitoring the Year 2000 progress of Medicare payors and other significant government agencies and private payors to determine the potential impact to the Company.

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

EMPLOYEES

     As of February 28, 1998, the Company had approximately 3,500 employees. None of the Company's employees are currently covered by collective bargaining agreements. The Company believes that the relations between the Company's management and its employees are good.

ENVIRONMENTAL MATTERS

     Management believes that the Company is currently in compliance, in all material respects, with applicable federal, state and local statutes and ordinances regulating the discharge of hazardous materials into the environment. Management does not believe it will be required to expend any material amounts in order to remain in compliance with these laws and regulations or that such compliance will materially affect its capital expenditures, earnings or competitive position.

ITEM 2.  PROPERTIES

     All but one of the Company's 308 operating center locations are leased from third parties. Each operating center is a combination warehouse and office, with warehouse space generally comprising approximately 50% of the facility. Warehouse space is used for storage of adequate supplies of equipment necessary to conduct the Company's business. The Company also leases a headquarters facility and 15 separate billing centers.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in certain other claims and legal actions arising in the ordinary course of business. In the opinion of the Company, the ultimate disposition of all matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market System under the symbol LNCR. The following table sets forth the high and low closing sale prices as reported by NASDAQ for the periods indicated.

                                                               HIGH      LOW
                                                              ------    ------
1997
First quarter...............................................  $44.25    $36.00
Second quarter..............................................   44.50     35.25
Third quarter...............................................   53.75     40.00
Fourth quarter..............................................   59.00     50.00
1996
First quarter...............................................  $34.00    $24.75
Second quarter..............................................   43.50     32.75
Third quarter...............................................   42.25     36.00
Fourth quarter..............................................   42.88     35.25

     There were approximately 232 holders of record of the common stock as of February 28, 1998.

     The Company has not paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of the Company's Board of Directors to retain all earnings in the Company in order to support the future growth of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below under the caption "Statements of Operations Data" for the years ended December 31, 1997, 1996, 1995, 1994, and 1993 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants.

     The data set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenues................................  $443,181   $348,870   $274,800   $201,142   $154,506
Cost of goods and services..................    65,932     53,711     41,329     29,058     21,115
Operating expenses..........................    93,830     75,158     60,272     44,347     34,388
Selling, general and administrative
  expenses..................................    90,225     71,259     57,275     43,249     34,623
Bad debt expense............................     4,432      3,472      2,190      1,546      1,832
Depreciation expense........................    27,603     20,790     16,511     13,403     11,764
Amortization expense........................    14,229     13,128     11,099      7,281      4,695
Non-recurring expense(1)....................    15,557      3,932      1,921         --         --
                                              --------   --------   --------   --------   --------
Operating income............................   131,373    107,420     84,203     62,258     46,089
Interest income.............................       202        153        294        434        611
Interest expense............................     1,161        497        892        473        387
Gain (loss) on disposal of property and
  equipment.................................       (93)       (80)        68        101        233
                                              --------   --------   --------   --------   --------
Income before income taxes..................   130,321    106,996     83,673     62,320     46,546
Income tax expense..........................    50,173     40,422     32,634     24,367     18,294
                                              --------   --------   --------   --------   --------
Net income available for common.............  $ 80,148   $ 66,574   $ 51,039   $ 37,953   $ 28,252
                                              ========   ========   ========   ========   ========
Income per common share:
  Basic.....................................  $   2.82   $   2.38   $   1.86   $   1.43   $   1.09
                                              ========   ========   ========   ========   ========
  Diluted...................................  $   2.73   $   2.31   $   1.79   $   1.34   $   1.01
                                              ========   ========   ========   ========   ========
Weighted average number of common shares
  outstanding...............................    28,419     27,998     27,511     26,629     25,852
                                              ========   ========   ========   ========   ========
Weighted average number of common shares and
  common share equivalents outstanding......    29,328     28,863     28,567     28,294     27,881
                                              ========   ========   ========   ========   ========

---------------

(1) In 1997 the Company recorded a non-recurring expense of $15,557,000 of which $11,849,000 was related to the write-off of obsolete capital equipment and $3,708,000 was related to an impairment write down of intangible assets (see Note 11 to the consolidated financial statements). In 1996 the Company recorded a non-recurring expense of $3,932,000 of which $2,682,000 was related to the restructuring of certain senior management employment agreements and $1,250,000 was related to the resolution of an investigation and associated legal expenses. In 1995 the Company recorded a non-recurring expense of $1,921,000 related to the abandoned merger between the Company and Coram Healthcare Corporation. Such non-recurring expense was comprised of (a) $1,448,000 of professional fees, (b) $199,000 of printing and mailing expenses, (c) $153,000 of filing fees, and (d) $121,000 of other direct costs.

                                                                AT DECEMBER 31,
                                              ----------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................  $ 42,106   $ 23,633   $ 16,510   $ 18,517   $ 35,642
Total assets................................   440,388    347,408    260,206    195,778    147,084
Long-term obligations, excluding current
  installments..............................     4,602      8,234      7,383      6,717      7,512
Stockholders' equity........................   393,067    299,248    221,383    162,088    117,058

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company continues to pursue its strategy of focusing on increasing market share within its existing geographical markets, through internal growth and through selective acquisitions of regional or local competitors. In addition, the Company will continue to expand into new geographical markets on a selective basis, either through acquisitions or by opening new operating centers, when the Company believes it will enhance its business. The Company's focus remains primarily on oxygen and other respiratory therapy services, which represents approximately 90% of the Company's revenues.

NET REVENUES

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1997       1996       1995
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Oxygen and other respiratory therapy...................  $397,390   $316,816   $250,287
Home medical equipment and other.......................    45,791     32,054     24,513
                                                         --------   --------   --------
          Total........................................  $443,181   $348,870   $274,800
                                                         ========   ========   ========

     Net revenues for the year ended December 31, 1997 increased by $94,311,000 (or 27.0%) over 1996. Net revenues for the year ended December 31, 1996 increased by $74,070,000 (or 27.0%) over 1995. The increases are attributable to the Company's sales and marketing efforts that emphasize quality and customer service, and the effect of the acquisitions completed by the Company. The Company estimates that approximately $45,561,000 of the increase in revenues for year ended December 31, 1997, and $37,905,000 of the increase in revenues for the year ended December 31, 1996, were attributable to the acquired businesses. Approximately $41,950,000 of the net revenue increase for the year ended December 31, 1997 and $31,265,000 for the year ended December 31, 1996, were attributable to volume growth in the Company's business.

     The Company experienced price increases in each of the years 1997, 1996, and 1995 from Medicare consumer price index updates for durable medical equipment of 2.8%, 3.0%, and 2.5%, respectively. The company estimates that price increases from Medicare and other third party payors increased revenue by $6,800,000, $4,900,000, and $3,100,000 in the years 1997, 1996, and 1995, respectively.

     The Balanced Budget Act of 1997 ("BBA") was signed into law on August 5, 1997. The legislation, among other things, reduces Medicare expenditures by $115 billion over five years. The BBA reduces Medicare payment amounts for oxygen and oxygen equipment furnished after January 1, 1998, to 75 percent of the fee schedule amounts in effect during 1997. Payment amounts for oxygen and oxygen equipment furnished after January 1, 1999, and each subsequent year thereafter are reduced to 70 percent of the fee schedule amounts in effect during 1997.

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

COST OF GOODS AND SERVICES

     Cost of goods and services as a percentage of net revenues was 14.9% for the year ended December 31, 1997 and was 15.4% and 15.0% for the years ended December 31, 1996 and 1995, respectively. The decrease in 1997 is attributable to the maturity of the Company's respiratory pharmacy operations which commenced operations in the fourth quarter of 1996.

OPERATING AND OTHER EXPENSES

     The Company continues to maintain a cost structure that, with increased net revenues, has permitted the Company to spread its fixed operating expenses and overhead over a larger base of revenues, resulting in improvement in operating income. Operating expenses expressed as a percentage of net revenues for the years ended December 31, 1997, 1996, and 1995 were 21.2%, 21.5%, and 21.9%, respectively. Selling, general and administrative expenses expressed as a percentage of net revenues for the years ended December 31, 1997, 1996, and 1995 were 20.4%, 20.4%, and 20.8%, respectively.

     Bad debt expense as a percentage of net revenues was 1.0% for the years ended December 31, 1997 and 1996 and 0.8% for the year ended December 31, 1995.

     Depreciation expense as a percentage of net revenues increased to 6.2% for the year ended December 31, 1997 compared with 6.0% for the years ended December 31, 1996 and 1995. The Company's increased depreciation expense reflects increased capital expenditures primarily for additional oxygen and respiratory therapy equipment to service the Company's growing customer base.

AMORTIZATION EXPENSE

     The Company's net intangible assets were $253,731,000 as of December 31, 1997. Of this total, $5,262,000 (consisting of the value assigned to customer lists) is being amortized over a period of 3 years, $2,869,000 (consisting of various covenants not to compete) over a period of three to five years, and $245,600,000 (consisting of goodwill) over a period of 40 years.

     During 1997, the Company amortized $14,229,000 of its intangible assets compared to $13,128,000 in 1996 and $11,099,000 in 1995.

OPERATING INCOME

     As shown in the table below, operating income before non-recurring expense for the year ended December 31, 1997 increased by $35,578,000 over 1996. In 1997, the Company recorded a non-recurring expense of $15,557,000 relating to the write-off of obsolete capital equipment and an impairment write down of intangible assets. Operating income before non-recurring expense for the year ended December 31, 1996 increased by $25,228,000 over 1995. In 1996, the Company recognized a non-recurring charge of $3,932,000 related to the restructuring of certain senior management employment agreements and the resolution of an investigation. The percentage increases in operating income are attributable to the Company's continued revenue growth, while maintaining effective control over expenses.

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Operating income before non-recurring expense..............  $146,930    $111,352    $ 86,124
Percentage of net revenues.................................      33.2%       31.9%       31.3%

INTEREST EXPENSE

     Interest expense for the year ended December 31, 1997 was $1,161,000, compared to $497,000 and $892,000 for the years ended December 31, 1996 and 1995, respectively. The respective increase or decrease in interest expense for the years 1997, 1996, and 1995 is primarily attributable to fluctuations in the average borrowings outstanding under the Company's then effective loan agreements.

INCOME TAXES

     The Company's effective income tax rate was 38.5% for the year ended December 31, 1997, 37.8% for 1996 and 39.0% for 1995.

ACQUISITIONS

     In 1997, the Company acquired, in unrelated acquisitions, certain operating assets of 16 local and regional competitors and the common stock of eight companies. The operations acquired in 1997 had aggregate annualized revenues of approximately $53.0 million at the time of acquisition. The cost of these acquisitions was $79.7 million and was allocated to acquired assets as follows:
$4.5 million to current assets, $3.8 million to property and equipment, $6.9 million to intangible assets, and $64.5 million to goodwill. These acquisitions resulted in the addition of 19 new operating centers.

     In 1996, the Company acquired, in unrelated acquisitions, certain operating assets of eight local and regional competitors, the common stock of seven companies and, in two separate transactions, the common stock and certain assets of two related companies and the common stock and certain assets of three related companies. The operations acquired in 1996 had aggregate annualized revenues of approximately $44.0 million at the time of acquisition. The cost of these acquisitions was $73.1 million and was allocated to acquired assets as follows: $6.4 million to current assets, $3.2 million to property and equipment, $6.4 million to intangible assets, and $57.1 million to goodwill. These acquisitions resulted in the addition of 30 new operating centers.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company's working capital was $42,106,000, as compared to $23,633,000 at December 31, 1996, and $16,510,000 at December 31, 1995.

     Net cash provided by operating activities was $126,550,000 for the year ended December 31, 1997, compared with $106,883,000 for the year ended December 31, 1996, and $79,523,000 for the year ended December 31, 1995. A significant portion of the Company's assets consists of accounts receivables from third party payors that provide reimbursement for the services provided by the Company. Because of the Company's ability to collect its accounts receivable on a timely basis, the Company has not been required to obtain interim financing of its accounts receivable to satisfy operating needs.

     Net cash used in investing and financing activities amounted to $124,013,000, $106,351,000 and $94,537,000 for the years ended December 31,
1997, 1996 and 1995, respectively. Activity in the year ended December 31, 1997 included the Company's investment of $66,249,000 in business acquisitions, investment in capital equipment of $50,676,000, proceeds of $100,500,000 from its revolving credit loan and other long-term obligations, and payments of $115,073,000 related to long-term obligations.

     As of December 31, 1997, the Company's principal sources of liquidity consisted of $42,106,000 of working capital and $96,000,000 available under its revolving credit loan and line of credit. On November 25, 1997, the Company entered into a new revolving credit loan and line of credit, increasing its borrowing capacity from $50,000,000 to $100,000,000. The Company believes that internally generated funds, together with funds that may be borrowed under such credit facility, will be sufficient to meet the Company's anticipated capital requirements for the foreseeable future.

     The Company anticipates that capital expenditures for 1998 will be approximately $60,000,000. The Company believes that it will be able to generate sufficient funds internally to meet its short-term and long-term capital expenditure requirements.

     The Company's future liquidity will continue to be dependent upon its operating cash flow and management of accounts receivable. The Company is not aware of any impact on liquidity due to pending litigation arising in the ordinary course of business.

NEW ACCOUNTING STANDARDS

     For 1998 the Company will be required to adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", No. 131 "Disclosures About Segments of An Enterprise and Related Information", and No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits." Statement 130 establishes rules for reporting and displaying comprehensive income. Comprehensive income is defined as essentially all changes in stockholders' equity exclusive of transactions with owners. The Company has no items to be reported as comprehensive income; therefore, adoption of this standard is not expected to have a material effect on the Company's financial statements. Statement No. 131 requires the disclosure of selected information about operating segments based on a "management approach." Under the management approach, the operating segments are determined based on the organization units that the Company's management uses internally to monitor performance and make operating decisions. The Company operates in one segment and does not expect the implementation of this standard to have a significant effect on future financial statement disclosures. Statement No. 132 standardizes the disclosure requirements of previous Statements No. 87 (Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits), and No. 106 (Employers' Accounting for Postretirement Benefits Other Than Pensions). Statement No. 132 disclosure requirements for the Company's defined contribution plan are substantially unchanged; therefore, adoption of this standard is not expected to have a significant effect on future financial statement disclosures.

INFLATION

     The Company has not experienced large increases in either the cost of supplies or operating expenses due to inflation. Because of restrictions on reimbursement by government and private medical insurance programs and the pressures to contain the costs of such programs, the Company bears the risk that reimbursement rates set by such programs will not keep pace with inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are listed in Item 14(a)(1) and are submitted at the end of this Annual Report on Form 10-K. The supplementary data required by this Item is included on page S-1. The financial statements and supplementary data are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 11, 1998, under "Information Regarding the Board of Directors and Executive Officers" and is herein incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 11, 1998, under "Executive Compensation" and is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 11, 1998, under "Security Ownership of Principal Stockholders and Management" and is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) The following consolidated financial statements of Lincare Holdings Inc. and subsidiaries are filed as part of this Form 10-K starting at page F-1:

        Independent Auditors' Report

        Consolidated Balance Sheets -- December 31, 1997 and 1996

        Consolidated Statements of Operations -- Years ended December 31, 1997, 1996, and 1995.

        Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1997, 1996, and 1995

        Consolidated Statements of Cash Flows -- Years ended December 31, 1997, 1996, and 1995

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

         (3) Exhibits included or incorporated herein:

        See Exhibit Index.

     (b) The Company did not file a Current Report on Form 8-K during the three months ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LINCARE HOLDINGS INC.

                                                  /s/  PAUL G. GABOS
                                           -------------------------------------
                                                      Paul G. Gabos
                                              Secretary, Chief Financial and
                                               Principal Accounting Officer

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

                   SIGNATURE                                   POSITION                     DATE
                   ---------                                   --------                     ----

               /s/ JAMES T. KELLY                 Chairman of the Board                 March 26, 1998
------------------------------------------------
                 James T. Kelly

               /s/ JOHN P. BYRNES                 Director, President and Chief         March 26, 1998
------------------------------------------------    Executive Officer
                 John P. Byrnes

               /s/ PAUL G. GABOS                  Secretary, Chief Financial and        March 26, 1998
------------------------------------------------    Principal Accounting Officer
                 Paul G. Gabos

              /s/ CHESTER B. BLACK                Director                              March 26, 1998
------------------------------------------------
                Chester B. Black

               /s/ FRANK T. CARY                  Director                              March 26, 1998
------------------------------------------------
                 Frank T. Cary

           /s/ WILLIAM F. MILLER, III             Director                              March 26, 1998
------------------------------------------------
             William F. Miller, III

               /s/ ANDREW M. PAUL                 Director                              March 26, 1998
------------------------------------------------
                 Andrew M. Paul

               /s/ THOMAS O. PYLE                 Director                              March 26, 1998
------------------------------------------------
                 Thomas O. Pyle

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Lincare Holdings Inc.:

     We have audited the consolidated financial statements of Lincare Holdings Inc. and subsidiaries as listed in the index on page 14. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in the index on page 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made, by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincare Holdings Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

St. Petersburg, Florida
January 28, 1998

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                 1997         1996
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................   $  4,078     $  1,541
  Accounts and notes receivable (note 2)....................     68,383       51,090
  Income taxes receivable...................................      2,530          187
  Inventories...............................................      1,542        1,689
  Prepaid expenses..........................................        516          466
                                                               --------     --------
          Total current assets..............................     77,049       54,973
                                                               --------     --------
Property and equipment (notes 3 and 4)......................    181,438      150,598
Less accumulated depreciation...............................     73,148       57,068
                                                               --------     --------
          Net property and equipment........................    108,290       93,530
                                                               --------     --------
Other assets:
  Goodwill, less accumulated amortization of $16,954 in 1997
     and $11,135 in 1996....................................    245,600      184,817
  Intangible assets, less accumulated amortization of
     $36,457 in 1997
     and $30,036 in 1996....................................      5,262        8,867
  Covenants not to compete, less accumulated amortization of
     $9,531 in 1997
     and $7,543 in 1996.....................................      2,869        4,478
  Other.....................................................      1,318          743
                                                               --------     --------
          Total other assets................................    255,049      198,905
                                                               --------     --------
                                                               $440,388     $347,408
                                                               ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations (note 5)....   $  8,580     $  5,783
  Accounts payable..........................................     14,390       16,958
  Accrued expenses:
     Compensation and benefits..............................      8,781        6,895
     Other..................................................      3,192        1,704
                                                               --------     --------
          Total current liabilities.........................     34,943       31,340
                                                               --------     --------
Long-term obligations, excluding current installments (note
  5)........................................................      4,602        8,234
Deferred income taxes (note 6)..............................      6,861        7,681
Minority interest...........................................        915          905
Stockholders' equity (notes 6, 7, and 8):
  Common stock, $.01 par value. Authorized 50,000,000
     shares; issued and outstanding 28,720,545 in 1997 and
     28,254,996 in 1996.....................................        287          282
  Additional paid-in capital................................    111,001       97,335
  Retained earnings.........................................    281,779      201,631
                                                               --------     --------
          Total stockholders' equity........................    393,067      299,248
Commitments and contingencies (notes 4 and 14)..............
                                                               --------     --------
                                                               $440,388     $347,408
                                                               ========     ========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                            1997             1996             1995
                                                         -----------      -----------      -----------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues (note 9)..................................   $443,181         $348,870         $274,800
                                                          --------         --------         --------
Costs and expenses:
  Cost of goods and services...........................     65,932           53,711           41,329
  Operating expenses...................................     93,830           75,158           60,272
  Selling, general and administrative expenses.........     90,225           71,259           57,275
  Bad debt expense.....................................      4,432            3,472            2,190
  Depreciation expense.................................     27,603           20,790           16,511
  Amortization expense.................................     14,229           13,128           11,099
  Non-recurring expense (note 11)......................     15,557            3,932            1,921
                                                          --------         --------         --------
                                                           311,808          241,450          190,597
                                                          --------         --------         --------
          Operating income.............................    131,373          107,420           84,203
                                                          --------         --------         --------
Other income (expenses):
  Interest income......................................        202              153              294
  Interest expense.....................................     (1,161)            (497)            (892)
  Net gain (loss) on disposal of property and
     equipment.........................................        (93)             (80)              68
                                                          --------         --------         --------
                                                            (1,052)            (424)            (530)
                                                          --------         --------         --------
          Income before income taxes...................    130,321          106,996           83,673
Income tax expense (note 6)............................     50,173           40,422           32,634
                                                          --------         --------         --------
          Net income...................................   $ 80,148         $ 66,574         $ 51,039
                                                          ========         ========         ========
Income per common share (note 10):
  Basic................................................   $   2.82         $   2.38         $   1.86
                                                          ========         ========         ========
  Diluted..............................................   $   2.73         $   2.31         $   1.79
                                                          ========         ========         ========
Weighted average number of common shares outstanding...     28,419           27,998           27,511
                                                          ========         ========         ========
Weighted average number of common shares and common
  share equivalents outstanding........................     29,328           28,863           28,567
                                                          ========         ========         ========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                ADDITIONAL                  TOTAL
                                                       COMMON    PAID-IN     RETAINED   STOCKHOLDERS'
                                                       STOCK     CAPITAL     EARNINGS      EQUITY
                                                       ------   ----------   --------   -------------
                                                                   (DOLLARS IN THOUSANDS)
Balances at December 31, 1994........................   $271     $ 77,799    $ 84,018     $162,088
Exercise of stock options (note 8)...................      6        2,800          --        2,806
Tax benefit related to exercise of employee stock
  options (notes 6 and 8)............................     --        5,450          --        5,450
Net income...........................................     --           --      51,039       51,039
                                                        ----     --------    --------     --------
Balances at December 31, 1995........................    277       86,049     135,057      221,383
Exercise of stock options (note 8)...................      5        4,895          --        4,900
Tax benefit related to exercise of employee stock
  options (notes 6 and 8)............................     --        6,391          --        6,391
Net income...........................................     --           --      66,574       66,574
                                                        ----     --------    --------     --------
Balances at December 31, 1996........................    282       97,335     201,631      299,248
Exercise of stock options (note 8)...................      5        7,113          --        7,118
Tax benefit related to exercise of employee stock
  options (notes 6 and 8)............................     --        6,553          --        6,553
Net income...........................................     --           --      80,148       80,148
                                                        ----     --------    --------     --------
Balances at December 31, 1997........................   $287     $111,001    $281,779     $393,067
                                                        ====     ========    ========     ========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                1997        1996        1995
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  80,148   $  66,574   $  51,039
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Increase in provision for losses on accounts and notes
       receivable...........................................       (750)     (1,433)     (1,989)
     Depreciation expense...................................     27,603      20,790      16,511
     Loss (gain) on disposal of property and equipment......         93          80         (68)
     Amortization expense...................................     14,229      13,128      11,099
     Amortization of imputed interest.......................         22          80         130
     Deferred income taxes..................................     (1,549)      1,090       2,369
     Minority interest in net earnings of subsidiary........        254         252         196
     Non-recurring expense (note 11)........................     15,557          --          --
     Change in operating assets and liabilities:
       Increase in accounts and notes receivable............    (13,698)     (6,883)     (5,524)
       Decrease (increase) in inventories...................        441        (256)        (53)
       (Increase) decrease in prepaid expenses..............       (118)         81          78
       (Decrease) increase in accounts payable..............     (2,568)      6,743         336
       Increase (decrease) in accrued expenses..............      2,676        (339)      1,927
       Decrease in income taxes.............................      4,210       6,976       3,472
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........    126,550     106,883      79,523
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of property and equipment..............        127         276       1,269
  Capital expenditures......................................    (50,676)    (38,241)    (30,148)
  Increase in other assets..................................       (575)       (524)        (13)
  Business acquisitions, net of cash acquired (note 13).....    (66,249)    (64,764)    (58,590)
                                                              ---------   ---------   ---------
          Net cash used by investing activities.............   (117,373)   (103,253)    (87,482)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from long-term obligations.......................    101,559      58,000      44,506
  Payment of long-term obligations..........................   (115,073)    (65,772)    (54,247)
  Decrease in minority interest.............................       (244)       (226)       (120)
  Proceeds from issuance of common stock....................      7,118       4,900       2,806
                                                              ---------   ---------   ---------
          Net cash used by financing activities.............     (6,640)     (3,098)     (7,055)
                                                              ---------   ---------   ---------
          Net increase (decrease) in cash...................      2,537         532     (15,014)
Cash and cash equivalents, beginning of year................      1,541       1,009      16,023
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $   4,078   $   1,541   $   1,009
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996, AND 1995
(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

     Lincare Holdings Inc. and subsidiaries (the "Company") provides oxygen, respiratory therapy services, and infusion therapy services to the home health care market and also supplies home medical equipment, such as hospital beds, wheelchairs and other medical supplies. The Company's customers are located in 39 states. The Company's supplies are readily available and the Company is not dependent on a single supplier or even a few suppliers.

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

  (d) Revenue Recognition

     Revenues are recognized on an accrual basis in the period in which services and related products are provided to patients and are recorded at net realizable amounts estimated to be received from patients and third party payors.

  (e) Financial Instruments

     The Company believes the book value of its cash equivalents, accounts and notes receivable, income taxes receivable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The book value of the Company's credit facility and long-term obligations approximates their fair value as the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company. The Company had no derivative financial instruments at December 31, 1997 or 1996.

  (f) Inventories

     Inventories, consisting of equipment, supplies and replacement parts, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

  (g) Property and Equipment

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

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or estimated useful life of the asset. Amortization is included with depreciation expense.

  (h) Other Assets

     Goodwill results from the excess of cost over net assets of acquired businesses and is amortized on a straight-line basis over 40 years.

     Intangible assets (customer base) are amortized on a straight-line basis over the estimated life of three years.

     Covenants not to compete are amortized on a straight-line basis over the life of the respective covenants, three to five years.

     The Company annually evaluates goodwill and other intangible assets by utilizing an operating income realization test. In addition, the Company considers the effects of external changes to the Company's business environment, including competitive pressures, market changes and technological and regulatory changes.

  (i) Income Taxes

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

  (j) Pension Plan

     The Company has a defined contribution pension plan covering substantially all employees. The Company makes monthly contributions to the plan equal to the amount accrued for pension expense. Employer contributions (net of applied forfeitures) were approximately $1,895,000 in 1997, $1,362,000 in 1996, and $1,271,000 in 1995.

  (k) Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers all short-term investments with a purchased maturity of three months or less to be cash equivalents.

  (l) Stock Options

     Prior to January 1, 1995, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1995, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (m) New Accounting Standards

     In 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share". It replaces the standards for computing earnings per share (EPS) under APB Opinion No. 15, "Earnings Per Share" and makes the computations comparable to international EPS standards. The Company adopted this statement for financial statements issued for the period ending December 31, 1997 and restated all prior period EPS data presented accordingly.

     Also in 1997, the Company adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", which designates certain disclosure requirements for public entities. The Company adopted this statement for financial statements issued for the period ended December 31, 1997. As the Company already disclosed any information required by SFAS No. 129, adoption of this statement did not have any effect on the financial disclosures of the Company.

(2) ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable at December 31, 1997 and 1996 consist of:

                                                               1997      1996
                                                              -------   -------
                                                               (IN THOUSANDS)
Trade.......................................................  $76,161   $56,697
Other.......................................................      173       310
                                                              -------   -------
                                                               76,334    57,007
Less allowance for uncollectible accounts...................    7,951     5,917
                                                              -------   -------
                                                              $68,383   $51,090
                                                              =======   =======

(3) PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1997 and 1996 consist of:

                                                                1997       1996
                                                              --------   --------
                                                                (IN THOUSANDS)
Land and improvements.......................................  $     85   $     85
Building and improvements...................................     1,151      1,344
Equipment and furniture.....................................   180,202    149,169
                                                              --------   --------
                                                              $181,438   $150,598
                                                              ========   ========

     Rental equipment of approximately $138,667,000 in 1997 and $118,719,000 in 1996 are included with equipment and furniture.

(4) LEASES

     The Company has several noncancelable operating leases, primarily for buildings, office equipment and vehicles, that expire over the next five years and provide for purchase or renewal options. Operating lease expense was approximately $16,012,000 in 1997, $12,617,000 in 1996, and $9,781,000 in 1995.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum lease payments under noncancelable operating leases as of December 31, 1997 are as follows:

                                                              (IN THOUSANDS)
1998........................................................     $13,219
1999........................................................       9,237
2000........................................................       5,571
2001........................................................       2,341
2002........................................................         563
                                                                 -------
          Total minimum lease payments......................     $30,931
                                                                 =======

(5) LONG-TERM OBLIGATIONS

     Long-term obligations at December 31, 1997 and 1996 consist of:

                                                               1997     1996
                                                              ------   ------
                                                              (IN THOUSANDS)
Borrowings under revolving credit portion of bank credit
  agreement bearing interest at the Interbank Offered Rate
  (5.96% at December 31, 1997), adjusted for changes in
  reserve requirements, plus an applicable margin based upon the Company's consolidated leverage ratio (consolidated
  funded indebtedness to consolidated EBITDA) payable in
  2000......................................................  $4,000   $9,000
Unsecured, deferred acquisition obligations net of imputed
  interest, payable in various installments through 1998....   8,225    4,890
Computer equipment purchases financed through installment
  loans; interest (4.17% to 4.52%) and principal are payable
  monthly through 2000......................................     957      127
                                                              ------   ------
          Total long-term obligations.......................  13,182   14,017
          Less: current installments........................   8,580    5,783
                                                              ------   ------
          Long-term debt, excluding current installments....  $4,602   $8,234
                                                              ======   ======

     The credit agreement with a commercial bank dated November 25, 1997 permits the Company to borrow amounts up to $75,000,000 on a revolving credit facility and $25,000,000 on a line of credit facility. The revolving credit facility has a termination date of three years from the date of the credit agreement (November 24, 2000) and the line of credit has a termination date of 364 days from the date of the credit agreement (November 24, 1998). Outstanding borrowings under the line of credit at the termination date of the facility may be converted to a term loan at the option of the Company and shall mature on the revolving credit facility termination date. At December 31, 1997, there were no borrowings outstanding on the line of credit. Upon entering into the credit agreement, an origination fee of $150,000 was paid and is being amortized over three years. Commitment fees on the unused portion of the facilities (.175% on the revolving credit facility and .125% on the line of credit at December 31,
1997) are based upon the Company's consolidated leverage ratio for the most recent four fiscal quarters. Interest accrued on the outstanding principal balance that is not termed for repayment is payable quarterly. The credit agreement contains several financial and other covenants and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc.

     Unamortized imputed interest on the deferred acquisition obligations and installment loans at 4.17% to 8.25% was $103,000 in 1997 and $4,000 in 1996.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The aggregate maturities of long-term obligations for each of the five years subsequent to December 31, 1997 are as follows:

                                                              (IN THOUSANDS)
1998........................................................     $ 8,580
1999........................................................         344
2000........................................................       4,258
2001........................................................          --
2002........................................................          --
                                                                 -------
                                                                 $13,182
                                                                 =======

(6) INCOME TAXES

     The tax effects of temporary differences that account for significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                1997      1996
                                                              --------   -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Accounts receivable, principally due to allowance for
     uncollectible
     accounts...............................................        --   $(1,748)
  Accrued expenses, principally due to deferral for income
     tax reporting purposes.................................    (3,388)   (2,311)
  Intangible assets and covenants not to compete,
     principally due to differences in amortization.........    (7,927)   (4,431)
  Net operating loss carryforward...........................      (220)     (489)
                                                              --------   -------
          Total gross deferred tax assets...................   (11,535)   (8,979)
                                                              --------   -------
Deferred tax liabilities:
  Property and equipment, principally due to differences in
     depreciation...........................................     9,524     9,291
  Goodwill, principally due to differences in
     amortization...........................................     6,415     4,232
  Other.....................................................     2,457     3,137
                                                              --------   -------
          Total gross deferred tax liabilities..............    18,396    16,660
                                                              --------   -------
          Net deferred tax liability........................  $  6,861   $ 7,681
                                                              ========   =======

     There is no valuation allowance for deferred tax assets. The Company expects that the results of future operations will generate sufficient taxable income to allow for the utilization of deferred tax assets.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Income tax expense attributable to operations consists of:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1997      1996      1995
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Current:
  Federal.................................................  $44,641   $35,149   $27,164
  State...................................................    7,081     4,183     3,102
                                                            -------   -------   -------
          Total current...................................  $51,722   $39,332   $30,266
Deferred:
  Federal.................................................   (1,347)      959     2,072
  State...................................................     (202)      131       296
                                                            -------   -------   -------
          Total deferred..................................   (1,549)    1,090     2,368
                                                            -------   -------   -------
          Total income tax expense........................  $50,173   $40,422   $32,634
                                                            =======   =======   =======
Total income tax expense was allocated:
  Income from operations..................................  $50,173   $40,422   $32,634
  Stockholders' equity for compensation expense for tax
     purposes.............................................   (6,553)   (6,391)   (5,450)
                                                            -------   -------   -------
                                                            $43,620   $34,031   $27,184
                                                            =======   =======   =======

     Total income tax expense differs from the amounts computed by applying a U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1997      1996      1995
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Computed "expected" tax expense...........................  $45,612   $37,449   $29,286
State income taxes, net of federal income tax benefit.....    4,471     2,804     2,209
Other.....................................................       90       169     1,139
                                                            -------   -------   -------
          Total income tax expense........................  $50,173   $40,422   $32,634
                                                            =======   =======   =======

(7) STOCKHOLDERS' EQUITY

     The Company has 4,879,238 authorized shares of preferred stock, all of which are unissued. The Board of Directors has the authority to issue up to such number of shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications, limitations and restrictions thereof without any further vote or action by the stockholders.

(8) STOCK OPTIONS

     The Company has four stock option plans that provide for the grant of options to directors, officers and employees. To date, stock options have been granted with an exercise price equal to the stock's fair value at the date of grant. Stock options generally have ten-year terms and generally vest over four years.

     The Company has reserved a total of 2,973,768 shares of common stock for issuance under its Non-Qualified Stock Option Plan (the "Plan"). At December 31, 1997, there were options for 110,371 shares outstanding and options for 980 shares available for issuance under the Plan. The Company has reserved a total of 1,600,000 shares of common stock for issuance under its 1991 Stock Plan (the "1991 Plan"). At December 31, 1997 there were options for 563,500 shares outstanding and options for 16,800 shares available for issuance under the 1991 Plan. The Company has reserved a total of 500,000 shares of common stock for

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

issuance under its 1994 Stock Plan (the "1994 Plan"). At December 31, 1997, there were options for 447,000 shares outstanding and options for 20,000 shares available for issuance under the 1994 Plan. The Company has reserved a total of 1,000,000 shares of common stock for issuance under its 1996 Stock Plan (the "1996 Plan"). At December 31, 1997, there were options for 847,000 shares outstanding and options for 153,000 shares available for issue under the 1996 Plan.

     The per share weighted average fair value of stock options granted during 1997, 1996, and 1995 was $22.71, $17.48 and $11.56 on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions: 1997 -- expected dividend yield 0%, risk-free interest rate of 5.71%, expected life of 9 years, and volatility of 39.9%; 1996 -- expected dividend yield 0%, risk-free interest rate of 6.2%, expected life of 7 years, and volatility of 42.2%; 1995 -- expected dividend yield 0%, risk-free interest rate of 6.2%, expected life of 6 years, and volatility of 43.5%.

     The Company applies APB Opinion No. 25 in accounting for its stock plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                     1997      1996      1995
                                                    -------   -------   -------
                                                     (IN THOUSANDS, EXCEPT PER
                                                            SHARE DATA)
Net income:
  As reported.....................................  $80,148   $66,574   $51,039
                                                    =======   =======   =======
  Pro forma.......................................  $75,843   $64,093   $49,775
                                                    =======   =======   =======
Income per common share:
  Basic -- as reported............................  $  2.82   $  2.38   $  1.86
                                                    =======   =======   =======
  Diluted -- as reported..........................  $  2.73   $  2.31   $  1.79
                                                    =======   =======   =======
  Basic -- pro forma..............................  $  2.67   $  2.29   $  1.81
                                                    =======   =======   =======
  Diluted -- pro forma............................  $  2.59   $  2.22   $  1.74
                                                    =======   =======   =======

     Pro forma net income reflects only options granted in 1997, 1996, and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income or per share amounts presented above because compensation cost is reflected over the options vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information related to the plans is as follows:

                                                             NUMBER OF   WEIGHTED AVERAGE
                                                              OPTIONS     EXERCISE PRICE
                                                             ---------   ----------------
Outstanding at December 31, 1994...........................  2,155,062        $10.49
Exercised in 1995..........................................   (562,704)         4.99
Canceled in 1995...........................................    (91,379)         3.83
Options issued in 1995.....................................    542,000         25.05
                                                             ---------
Outstanding at December 31, 1995...........................  2,042,979         16.17
Exercised in 1996..........................................   (568,159)         8.74
Canceled in 1996...........................................    (29,400)        15.78
Options issued in 1996.....................................    530,000         32.44
                                                             ---------
Outstanding at December 31, 1996...........................  1,975,420         22.67
Exercised in 1997..........................................   (465,549)        15.15
Canceled in 1997...........................................    (16,000)        29.38
Options issued in 1997.....................................    474,000         38.26
                                                             ---------
Outstanding at December 31, 1997...........................  1,967,871        $28.15
                                                             =========

     At December 31, 1997, the range of exercise prices and weighted average remaining contractual life of outstanding options was as follows:

                                                               OPTIONS            WEIGHTED
                                                          OUTSTANDING AS OF       AVERAGE
                       RANGE OF                             DECEMBER 31,         REMAINING
                    EXERCISE PRICES                             1997          CONTRACTUAL LIFE
                    ---------------                       -----------------   ----------------
$ 0.25-$19.00..........................................         498,871           4.5 years
$24.63-$25.25 .........................................         615,000           6.2 years
$28.75-$37.81 .........................................         675,000           7.1 years
$39.00-$39.00 .........................................         179,000           8.9 years
                                                              ---------
$ 0.25-$39.00 .........................................       1,967,871           6.3 years
                                                              =========

     At December 31, 1997, 1996 and 1995 the number of options exercisable was 700,371, 825,920, and 1,074,152, respectively, and the weighted average exercise price of those options was $19.39, $15.62, and $13.25, respectively.

     In connection with the exercise of certain stock options, the Company receives a tax deduction for the difference between the fair value of the common stock at the date of exercise and the exercise price. The related income tax benefit of approximately $6,553,000 in 1997, $6,391,000 in 1996, and $5,450,000
in 1995 has been recorded as a reduction of income taxes payable and an increase to additional paid-in capital.

(9) NET REVENUES

     Included in the Company's net revenues is reimbursement from the federal government under the Medicare, Medicaid and other federally funded programs, which aggregated approximately 63% in 1997, 61% in 1996, and 60% in 1995 of such net revenues.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(10) INCOME PER COMMON SHARE

     A reconciliation of the numerators and the denominators of the basic and diluted per common share computations is as follows:

                                                     INCOME         SHARES       PER SHARE
                                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                   -----------   -------------   ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1997
  Basic:
     Income available to common stockholders....     $80,148        28,419         $2.82
                                                                                   =====
  Effect of Dilutive Securities:
     Stock Options..............................          --           909
                                                     -------        ------
  Diluted:
     Income available to common stockholders and
       holders of dilutive securities...........     $80,148        29,328         $2.73
                                                     =======        ======         =====
YEAR ENDED DECEMBER 31, 1996
  Basic:
     Income available to common stockholders....     $66,574        27,998         $2.38
                                                                                   =====
  Effect of Dilutive Securities:
     Stock Options..............................          --           865
                                                     -------        ------
  Diluted:
     Income available to common stockholders and
       holders of dilutive securities...........     $66,574        28,863         $2.31
                                                     =======        ======         =====
YEAR ENDED DECEMBER 31, 1995
  Basic:
     Income available to common stockholders....     $51,039        27,511         $1.86
                                                                                   =====
  Effect of Dilutive Securities:
     Stock Options..............................          --         1,056
                                                     -------        ------
  Diluted:
     Income available to common stockholders and
       holders of dilutive securities...........     $51,039        28,567         $1.79
                                                     =======        ======         =====

(11) NON-RECURRING EXPENSE

     In 1997, the Company recorded a non-recurring expense of $15,557,000 of which $11,849,000 was related to the write-off of obsolete oxygen rental equipment and $3,708,000 was related to the impairment write down of certain customer list intangible assets. The charges were intended to adjust the carrying value of certain assets affected by provisions contained in the Balanced Budget Act of 1997. This legislation reduces Medicare reimbursement for home oxygen equipment and services by 30 percent over the next two years. The Company is disposing of the obsolete equipment without proceeds; accordingly, the carrying value was reduced to zero. The fair value of the customer list was determined based on discounted cash flows taking into account the reduced reimbursement rates. In 1996, the Company recorded a non-recurring expense of $3,932,000 of which $2,682,000 was related to the restructuring of certain senior management employment agreements. The remainder of the charge related to the resolution of an investigation in the amount of $1,000,000, together with related legal fees of $250,000. In 1995, the Company recorded a non-recurring expense of $1,921,000 related to the abandoned merger between the Company and Coram Healthcare Corporation. Such non-recurring

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

expense was comprised of (a) $1,448,000 of professional fees, (b) $199,000 of printing and mailing expenses, (c) $153,000 of filing fees, and (d) $121,000 of other direct costs.

(12) SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1997      1996      1995
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Cash paid for:
  Interest..................................................  $ 1,139   $   414   $   762
                                                              =======   =======   =======
  Income taxes..............................................  $47,512   $31,566   $25,036
                                                              =======   =======   =======

(13) BUSINESS COMBINATIONS

     During 1997, the Company acquired the outstanding stock or certain assets of 24 businesses in 24 separate transactions. During 1996, the Company acquired the outstanding stock or certain assets of 17 businesses in 17 separate transactions. Consideration for the acquisitions generally included cash, unsecured non-interest bearing obligations and the assumption of certain liabilities.

     None of the businesses acquired were related to the Company prior to acquisition. Each acquisition during 1997 and 1996 was accounted for as a purchase. The results of operations of the acquired companies are included in the accompanying consolidated statement of operations since the respective date of acquisition. Each of the acquired companies conducted operations similar to that of the Company.

     The aggregate cost of the acquisitions described above was as follows:

                                                               1997      1996
                                                              -------   -------
                                                               (IN THOUSANDS)
Cash........................................................  $66,597   $64,764
Deferred acquisition obligations............................   11,583     7,905
Assumption of liabilities...................................    1,475       383
                                                              -------   -------
                                                              $79,655   $73,052
                                                              =======   =======

     The aggregate purchase price of the acquisitions described above was allocated as follows:

                                                               1997      1996
                                                              -------   -------
                                                               (IN THOUSANDS)
Current assets (including cash acquired of $348 in 1997 and
  $275 in 1996).............................................  $ 4,547   $ 6,362
Property and equipment......................................    3,755     3,205
Intangible assets...........................................    6,904     6,379
Goodwill....................................................   64,449    57,106
                                                              -------   -------
                                                              $79,655   $73,052
                                                              =======   =======

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following unaudited pro forma supplemental information on the results of operations for the years ended December 31, 1997 and 1996 include the acquisitions as if they had been combined at the beginning of the respective years.

                                                                 1997         1996
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Net revenues................................................   $466,040     $399,630
                                                               ========     ========
Net income..................................................   $ 84,721     $ 76,803
                                                               ========     ========
Basic -- income per common share............................   $   2.98     $   2.74
                                                               ========     ========
Diluted -- income per common share..........................   $   2.89     $   2.66
                                                               ========     ========

     This unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective years or of future results of operations of the combined companies.

(14) CONTINGENCIES

     The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of all matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of quarterly financial results for the years ended December 31, 1997 and 1996:

                                                 FIRST      SECOND     THIRD      FOURTH
                                                QUARTER    QUARTER    QUARTER    QUARTER
                                                --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997:
  Net revenues................................  $101,012   $108,702   $114,772   $118,695
                                                ========   ========   ========   ========
  Operating income(1).........................  $ 32,825   $ 35,995   $ 38,498   $ 24,055
                                                ========   ========   ========   ========
  Net income(1)...............................  $ 20,055   $ 21,843   $ 23,548   $ 14,702
                                                ========   ========   ========   ========
  Income per common share:
  Basic.......................................  $    .71   $    .77   $    .83   $    .51
                                                ========   ========   ========   ========
  Diluted.....................................  $    .69   $    .75   $    .80   $    .50
                                                ========   ========   ========   ========
1996:
  Net revenues................................  $ 79,772   $ 84,970   $ 89,633   $ 94,495
                                                ========   ========   ========   ========
  Operating income (2)........................  $ 25,138   $ 27,581   $ 28,787   $ 25,914
                                                ========   ========   ========   ========
  Net income (2)..............................  $ 15,424   $ 16,945   $ 17,637   $ 16,568
                                                ========   ========   ========   ========
  Income per common share:
  Basic.......................................  $    .56   $    .61   $    .63   $    .59
                                                ========   ========   ========   ========
  Diluted.....................................  $    .54   $    .59   $    .61   $    .57
                                                ========   ========   ========   ========

---------------

(1) The 1997 fourth quarter operating income included a non-recurring expense of $15,557,000 ($9,568,000 after-tax) (see note 11).
(2) The 1996 fourth quarter operating income included a non-recurring expense of $3,932,000 ($1,649,000 after-tax) (see note 11).

                                                                   SCHEDULE VIII

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE AT   CHARGED TO   CHARGED TO
                                        BEGINNING    COSTS AND      OTHER                      BALANCE AT
             DESCRIPTION                OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS    END OF PERIOD
             -----------                ----------   ----------   ----------    ----------    -------------
                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1997
Deducted from asset accounts:
  Allowance for uncollectible
     accounts.........................    $5,917       $4,432       $3,724(1)     $6,122(2)      $7,951
                                          ======       ======       ======        ======         ======
YEAR ENDED DECEMBER 31, 1996
Deducted from asset accounts:
  Allowance for uncollectible
     accounts.........................    $4,535       $3,472       $2,788(1)     $4,878(2)      $5,917
                                          ======       ======       ======        ======         ======
YEAR ENDED DECEMBER 31, 1995
Deducted from asset accounts:
  Allowance for uncollectible
     accounts.........................    $4,723       $2,190       $1,713(1)     $4,091(2)      $4,535
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

      10.34-   Employment Agreement dated as of January 1, 1997 between Lincare Holdings Inc.
               and John P. Byrnes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         42

  ****10.35-   Employment Agreement dated as of January 1, 1997 between Lincare Holdings Inc.
               and James T. Kelly  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  ****10.36-   Employment Agreement dated as of January 1, 1997 between Lincare Holdings Inc.
               and Howard R. Deutsch . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  ****10.37-   Employment Agreement dated as of January 1, 1997 between Lincare Holdings Inc.
               and James M. Emanuel  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  ****10.38-   Non-Qualified Stock Option Agreements dated as of January 26, 1996, between the Registrant and John P. Byrnes . . . . . . . . . . . . . . . . . . . . . . . .

  ****10.39-   Non-Qualified Stock Option Agreements dated as of July 15, 1996 between the Registrant and John P. Byrnes . . . . . . . . . . . . . . . . . . . . . . . .

      10.40-   Employment Agreement dated as of June 1, 1997 between Lincare Holdings Inc. and
               Paul G. Gabos . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         37

      10.41-   Employee Stock Purchase Plan  . . . . . . . . . . . . . . . . . . . . . . . . . .         38

      10.42-   Credit Agreement dated November 25, 1997 between Registrant and NationsBank of
               Florida N.A.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         39

      10.43-   Form of Non-employee Director Stock Option Agreement  . . . . . . . . . . . . . .         40

      10.44-   Form of Non-qualified Stock Option Agreement  . . . . . . . . . . . . . . . . . .         41

 +++++22.2-    List of Subsidiaries of Lincare Holdings Inc. . . . . . . . . . . . . . . . . . .

      23.1-    Consent of KPMG Peat Marwick LLP  . . . . . . . . . . . . . . . . . . . . . . . .         43

      27.1-    Financial Data Schedule 12/31/97 (for SEC Use Only)   . . . . . . . . . . . . . .
      27.2-    Financial Data Schedule 12/31/96 (for SEC Use Only)   . . . . . . . . . . . . . .
      27.3-    Financial Data Schedule 12/31/95 (for SEC Use Only)   . . . . . . . . . . . . . .

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

****    Incorporated by reference to the Registrant's Form 10-K dated March 25,
        1997.