Form 10-Q
period 1998-03-31
LINCARE HOLDINGS INC
filed 1998-05-14
CIK 882235

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           CLASS                              OUTSTANDING AT APRIL 30, 1998
                           -----                              -----------------------------
Common Stock, $0.01 par value...............................        28,925,915 shares

================================================================================

                             LINCARE HOLDINGS INC.

                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                     INDEX

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION
Item 1  Financial Statements (unaudited)
        Condensed consolidated balance sheets.......................    3
        Condensed consolidated statements of operations.............    4
        Condensed consolidated statements of cash flows.............    5
        Notes to condensed consolidated financial statements........    6
Item 2  Management's Discussion and Analysis of Results of
        Operations and Financial Condition..........................    7
Item 3  Quantitative and Qualitative Disclosure Regarding Market
        Risk........................................................    9

PART II.  OTHER INFORMATION
Item 1  Legal Proceedings...........................................    9
Item 2  Changes in Securities.......................................    9
Item 3  Defaults Upon Senior Securities.............................    9
Item 4  Submission of Matters to a Vote of Security Holders.........    9
Item 5  Other Information...........................................    9
Item 6  Exhibits and Reports on Form 8-K............................    9

SIGNATURES..........................................................    9

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 19,027        $  4,078
  Accounts and notes receivable.............................     68,888          68,383
  Income tax receivable.....................................         --           2,530
  Inventories...............................................      1,867           1,542
  Prepaid expenses..........................................        449             516
                                                               --------        --------
          Total current assets..............................     90,231          77,049
                                                               --------        --------
Property and equipment......................................    198,087         181,438
Less accumulated depreciation...............................     81,123          73,148
                                                               --------        --------
          Net property and equipment........................    116,964         108,290
                                                               --------        --------
Other assets:
  Goodwill..................................................    251,953         245,600
  Intangible assets.........................................      5,028           5,262
  Covenants not to compete..................................      2,609           2,869
  Other.....................................................      1,269           1,318
                                                               --------        --------
          Total other assets................................    260,859         255,049
                                                               --------        --------
               Total assets.................................   $468,054        $440,388
                                                               ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations.............   $  7,298        $  8,580
  Accounts payable..........................................     16,498          14,390
  Accrued expenses:
     Compensation and benefits..............................     10,228           8,781
     Other..................................................      3,860           3,192
  Income taxes payable......................................      2,214              --
                                                               --------        --------
          Total current liabilities.........................     40,098          34,943
                                                               --------        --------
Long-term obligations, excluding current installments.......        527           4,602
Deferred income taxes.......................................      8,350           6,861
Minority interest...........................................        732             915
Stockholders' equity:
  Common stock..............................................        289             287
  Additional paid-in capital................................    118,419         111,001
  Retained earnings.........................................    299,957         281,779
  Less treasury stock.......................................        318              --
                                                               --------        --------
          Total stockholders' equity........................    418,347         393,067
                                                               --------        --------
               Total liabilities and stockholders' equity...   $468,054        $440,388
                                                               ========        ========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                              ---------------------------
                                                               MARCH 31,      MARCH 31,
                                                                  1998           1997
                                                              ------------   ------------
                                                              (IN THOUSANDS EXCEPT SHARE
                                                                  AND PER SHARE DATA)
Net revenues................................................   $  111,904     $  101,012
                                                               ----------     ----------
Costs and expenses:
  Costs of goods and services...............................       18,019         15,417
  Operating expenses........................................       26,640         21,540
  Selling, general and administrative expenses..............       25,472         20,470
  Bad debt expense..........................................        1,343          1,005
  Depreciation expense......................................        8,010          6,315
  Amortization expense......................................        2,985          3,440
                                                               ----------     ----------
                                                                   82,469         68,187
                                                               ----------     ----------
          Operating income..................................       29,435         32,825
                                                               ----------     ----------
Other income (expense):
  Interest income...........................................          125             28
  Interest expense..........................................          (87)          (226)
  Net loss on disposal of property and equipment............          (11)           (19)
                                                               ----------     ----------
                                                                       27           (217)
                                                               ----------     ----------
          Income before income taxes........................       29,462         32,608
Income taxes................................................       11,284         12,553
                                                               ----------     ----------
          Net income........................................   $   18,178     $   20,055
                                                               ==========     ==========
Income per common share.....................................
  Basic.....................................................   $     0.63     $     0.71
                                                               ==========     ==========
  Diluted...................................................   $     0.61     $     0.69
                                                               ==========     ==========
Weighted average number of common shares outstanding........   28,790,560     28,298,370
                                                               ==========     ==========
Weighted average number of common shares and common share
  equivalents outstanding...................................   29,722,608     29,160,081
                                                               ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                              --------------------------
                                                              MARCH 31,       MARCH 31,
                                                                 1998            1997
                                                              ----------      ----------
                                                                    (IN THOUSANDS)
Cash from operations........................................   $ 42,872        $ 31,407
Investing activities:
  Proceeds from sale of property and equipment..............         48               6
  Capital expenditures......................................    (16,258)        (11,915)
  Decrease in other assets..................................         49             111
  Business acquisitions, net of cash acquired...............     (7,860)        (21,165)
                                                               --------        --------
                                                                (24,021)        (32,963)
                                                               --------        --------
Financing activities:
  Proceeds from long-term obligations.......................      3,000          19,000
  Payment of long-term obligations..........................     (9,956)        (16,244)
  Decrease in minority interest.............................       (253)           (244)
  Proceeds from issuance of common stock....................      3,625           1,185
  Payment to acquire treasury stock.........................       (318)             --
                                                               --------        --------
                                                                 (3,902)          3,697
                                                               --------        --------
Increase in cash............................................     14,949           2,141
Cash and cash equivalents, beginning of period..............      4,078           1,541
                                                               --------        --------
Cash and cash equivalents, end of period....................   $ 19,027        $  3,682
                                                               ========        ========

     See accompanying notes to condensed consolidated financial statements.

                             LINCARE HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of March 31, 1998 and condensed consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 1997 is derived from the Lincare Holdings Inc. (the "Company") audited balance sheet as of that date.

NOTE 2 -- BUSINESS COMBINATIONS

     During the three months ended March 31, 1998 the Company acquired, in unrelated acquisitions, the stock of five companies and certain assets of one company. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective date of acquisition.

     The aggregate cost of these acquisitions was as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Cash........................................................      $7,860
Deferred acquisition obligations............................       1,585
Assumption of liabilities...................................          33
                                                                  ------
                                                                  $9,478
                                                                  ======

     The aggregate purchase price was allocated as follows:

Current assets..............................................      $  208
Property and equipment......................................         488
Intangible assets...........................................         816
Goodwill....................................................       7,966
                                                                  ------
                                                                  $9,478
                                                                  ======

     Unaudited pro forma supplemental information on the results of operations for the three months ended March 31, 1998 and March 31, 1997 are provided below and reflect the acquisitions as if they had been combined at the beginning of each respective period.

                                                              FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1998            1997
                                                              ----------      ----------
                                                                (IN THOUSANDS, EXCEPT
                                                                   PER SHARE DATA)
Net revenues................................................   $112,947        $102,519
                                                               ========        ========
Net income..................................................   $ 18,360        $ 20,314
                                                               ========        ========
Income per common share
  Basic.....................................................   $   0.64        $   0.72
                                                               ========        ========
  Diluted...................................................   $   0.62        $   0.70
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

                             LINCARE HOLDINGS INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING RESULTS

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Oxygen and other respiratory therapy........................  $ 99,987    $ 91,453
Home medical equipment and other............................    11,917       9,559
                                                              --------    --------
          Total.............................................  $111,904    $101,012
                                                              ========    ========

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

     On August 10, 1993, Congress passed the Omnibus Reconciliation Act of 1993 ("OBRA 93"). The OBRA 93 legislation provided for a consumer price index update, effective January 1, 1997, of approximately 2.8% on Medicare products and services. There was no impact from OBRA 93 in 1998.

     Net revenues for the three months ended March 31, 1998 increased by $10,892,000 (or 10.8%) compared with the three months ended March 31, 1997. The price cuts attributable to the BBA reduced the Company's revenues by approximately $15,453,000 for the quarter. (see table)

                                                         FOR THE THREE MONTHS
                                                           ENDED MARCH 31,          PERCENTAGE
                                                         --------------------        INCREASE
                                                           1998        1997         (DECREASE)
                                                         --------    --------   -------------------
                                                            (IN THOUSANDS)
Revenues -- before price cuts..........................  $127,357    $101,012           26.1%
Effect of price cuts...................................   (15,453)         --          (15.3)
                                                         --------    --------          -----
Actual revenues........................................   111,904     101,012           10.8
                                                         ========    ========          =====

     Excluding the effect on the Company's revenues from the Medicare price reductions, internally generated growth increased revenues by approximately $14,971,000 (or 14.8%) while growth from acquisitions increased revenues by approximately $11,374,000 (or 11.3%) for the three months ended March 31, 1998 over the comparable prior year period.

     The revenue price cuts attributed to the BBA effected the relationship of costs and expenses expressed as a percentage of net revenues. (see table)

                                                           EXPRESSED AS A PERCENTAGE OF NET REVENUES
                                                                  FOR THE THREE MONTHS ENDED
                                                          -------------------------------------------
                                                                            RESULTS
                                                                           EXCLUDING
                                                            ACTUAL       IMPACT OF BBA       ACTUAL
                                                           RESULTS        PRICE CUTS        RESULTS
                                                          MARCH 31,        MARCH 31,       MARCH 31,
                                                             1998            1998             1997
                                                          ----------    ---------------    ----------
Cost of goods and services..............................     16.1%           14.2%            15.3%
Operating expense.......................................     23.8            20.9             21.3
Selling, general and administrative expense.............     22.8            20.0             20.3

     Cost of goods and services as a percentage of net revenues was 16.1% for the three months ended March 31, 1998 compared with 15.3% for the three months ended March 31, 1997. Absent the effect of the BBA price cuts, cost of goods as a percentage of net revenues was 14.2% for the three months ended March 31, 1998. This improvement is attributed primarily to the maturity of the Company's respiratory pharmacy operations which commenced operations in the fourth quarter of 1996 as well as increased revenues from rental of capital equipment.

     Operating expenses as a percentage of net revenues were 23.8% for the three months ended March 31, 1998 as compared to 21.3% for the three months ended March 31, 1997. Adjusted for the effect of the BBA price cuts, operating expenses as a percentage of net revenues for the three months ended March 31, 1998 were 20.9%. This improvement was primarily due to the Company's successful integration of acquired businesses into its existing locations.

     Selling, general and administrative expenses as a percentage of net revenues were 22.8% for the three months ended March 31, 1998 compared with 20.3% for the three months ended March 31, 1997. Expressed as a percentage of net revenues before the price cuts attributed to the BBA, selling, general and administrative expense for the three months ended March 31, 1998 were 20.0%. The company has been able to maintain a cost structure that, with increases in net revenues, allows the Company to spread its overhead over the larger base of revenue, resulting in improvements in operating income.

     Amortization expense for the three months ended March 31, 1998 decreased to $2,985,000 compared with $3,440,000 for the three month period ending March 31, 1997. The decrease is attributable to the impairment writedown of certain customer list intangible assets in the fourth quarter of 1997.

     Operating income for the three months ended March 31, 1998 decreased to $29,435,000 compared with $32,825,000 for the three months ended March 31, 1997. This decrease is due to the impact of the revenue price cuts attributable to the BBA.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operating activities was $42,872,000 for the three months ended March 31, 1998 compared with $31,407,000 for the three months ended March 31, 1997. The increase in cash from operating activities is primarily attributed to improved management of working capital. Accounts receivable decreased $158,000 for the three months ended March 31, 1998 compared with an increase of $3,329,000 for the three months ended March 31, 1997. Accounts payable increased $2,108,000 compared with a decrease of $7,075,000 for the three months ended March 31, 1997.

     Net cash used in investing and financing activities was $27,923,000 for the three months ended March 31, 1998 compared with $29,266,000 for the three months ended March 31, 1997. First quarter activity included the Company's investment of $7,860,000 in business acquisitions, investment in capital equipment of $16,258,000, proceeds of $3,000,000 from long-term obligations, payments of $9,956,000 related to long-term obligations, and proceeds from common stock issued of $3,625,000 related to the exercise of employee stock options.

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

Quantitative and Qualitative Disclosure Regarding Market Risk.

     The Company has no derivative securities as of March 31, 1998. The Company is exposed to changes in interest rates as a result of its bank credit facility which is based on the London Interbank Offered Rate.

     A 10% increase in interest rates related to the Company's bank credit facility would have an immaterial effect on the Company's earnings over the next fiscal year.

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

     (b) The Company did not file a Current Report on Form 8-K during the three months ended March 31, 1998.

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

May 14, 1998