Form 10-Q
period 1998-06-30
LINCARE HOLDINGS INC
filed 1998-08-12
CIK 882235

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES ACT OF 1934

                         COMMISSION FILE NUMBER 0-19946

                             LINCARE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      51-0331330
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

        19337 US 19 NORTH, SUITE 500,                              33764
                CLEARWATER, FL                                   (Zip Code)
   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (813) 530-7700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           CLASS                              OUTSTANDING AT JULY 31, 1998
                           -----                              -----------------------------
Common Stock, $0.01 par value...............................        58,077,932 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LINCARE HOLDINGS INC.

                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                     INDEX

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)
         Condensed consolidated balance sheets.......................    3
         Condensed consolidated statements of operations.............    4
         Condensed consolidated statements of cash flows.............    5
         Notes to condensed consolidated financial statements........    6

Item 2   Management's Discussion and Analysis of Results of
         Operations and Financial Condition..........................    7

Item 3   Quantitative and Qualitative Disclosure Regarding Market
         Risk........................................................    9

PART II. OTHER INFORMATION

Item 1   Legal Proceedings...........................................    9

Item 2   Changes in Securities.......................................   10

Item 3   Defaults Upon Senior Securities.............................   10

Item 4   Submission of Matters to a Vote of the Security Holders.....   10

Item 6   Exhibits and Reports on Form 8-K............................   10

SIGNATURE...........................................................    11

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  5,980        $  4,078
  Accounts and notes receivable.............................     75,464          68,383
  Income tax receivable.....................................     10,352           2,530
  Inventories...............................................      1,818           1,542
  Prepaid expenses..........................................        595             516
                                                               --------        --------
          Total current assets..............................     94,209          77,049
                                                               --------        --------
Property and equipment......................................    212,561         181,438
Less: accumulated depreciation..............................     89,532          73,148
                                                               --------        --------
          Net property and equipment........................    123,029         108,290
                                                               --------        --------
Other assets:
  Goodwill..................................................    279,575         245,600
  Intangible assets.........................................      5,296           5,262
  Covenants not to compete..................................      2,315           2,869
  Other.....................................................      1,283           1,318
                                                               --------        --------
          Total other assets................................    288,469         255,049
                                                               --------        --------
               Total assets.................................   $505,707        $440,388
                                                               ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations.............   $ 11,044        $  8,580
  Accounts payable..........................................     16,990          14,390
  Accrued expenses:
     Compensation and benefits..............................     10,087           8,781
     Other..................................................      4,648           3,192
                                                               --------        --------
          Total current liabilities.........................     42,769          34,943
                                                               --------        --------
Long-term obligations, excluding current installments.......      8,439           4,602
Deferred income taxes.......................................     10,537           6,861
Minority interest...........................................        800             915
Stockholders' equity:
  Common stock..............................................        582             574
  Additional paid-in capital................................    122,970         110,714
  Retained earnings.........................................    320,681         281,779
  Less: treasury stock......................................      1,071              --
                                                               --------        --------
          Total stockholders' equity........................    443,162         393,067
                                                               --------        --------
               Total liabilities and stockholders' equity...   $505,707        $440,388
                                                               ========        ========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                          -------------------------------   -------------------------------
                                             JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                               1998             1997             1998             1997
                                          --------------   --------------   --------------   --------------
                                          (IN THOUSANDS EXCEPT SHARE AND    (IN THOUSANDS EXCEPT SHARE AND
                                                  PER SHARE DATA)                   PER SHARE DATA)
Net revenues............................   $    119,518     $    108,702     $    231,422     $    209,714
                                           ------------     ------------     ------------     ------------
Costs and expenses:
  Costs of goods and services...........         18,681           16,527           36,700           31,944
  Operating expenses....................         27,643           22,966           54,283           44,506
  Selling, general and administrative
     expenses...........................         26,647           21,879           52,119           42,349
  Bad debt expense......................          1,434            1,092            2,777            2,097
  Depreciation expense..................          8,565            6,620           16,575           12,935
  Amortization expense..................          2,966            3,623            5,951            7,063
                                           ------------     ------------     ------------     ------------
                                                 85,936           72,707          168,405          140,894
                                           ------------     ------------     ------------     ------------
          Operating income..............         33,582           35,995           63,017           68,820
                                           ------------     ------------     ------------     ------------
Other income (expense):
  Interest income.......................            159               39              284               67
  Interest expense......................           (129)            (475)            (216)            (701)
  Net loss on disposal of property and
     equipment..........................            (23)             (40)             (34)             (59)
                                           ------------     ------------     ------------     ------------
                                                      7             (476)              34             (693)
                                           ------------     ------------     ------------     ------------
          Income before income taxes....         33,589           35,519           63,051           68,127
Income taxes............................         12,865           13,676           24,149           26,229
                                           ------------     ------------     ------------     ------------
          Net income....................   $     20,724     $     21,843     $     38,902     $     41,898
                                           ============     ============     ============     ============
Income per common share.................
  Basic.................................   $       0.36     $       0.39     $       0.67     $       0.74
                                           ============     ============     ============     ============
  Diluted...............................   $       0.35     $       0.37     $       0.66     $       0.72
                                           ============     ============     ============     ============
Weighted average number of common shares
  outstanding...........................     57,960,693       56,715,444       57,771,955       56,656,420
                                           ============     ============     ============     ============
Weighted average number of common shares
  and common share equivalents
  outstanding...........................     59,365,322       58,362,052       59,392,340       58,269,818
                                           ============     ============     ============     ============

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED
                                                              ------------------------
                                                              JUNE 30,       JUNE 30,
                                                                1998           1997
                                                              ---------      ---------
                                                                   (IN THOUSANDS)
Cash from operations........................................  $ 63,599       $ 52,602

Investing activities:
  Proceeds from sale of property and equipment..............        68            102
  Capital expenditures......................................   (29,865)       (24,901)
  Decrease in other assets..................................        35             35
  Business acquisitions, net of cash acquired...............   (34,784)       (45,094)
                                                              --------       --------
                                                               (64,546)       (69,858)
                                                              --------       --------
Financing activities:
  Proceeds from long-term obligations.......................    18,000         53,000
  Payment of long-term obligations..........................   (19,887)       (35,949)
  Decrease in minority interest.............................      (253)          (244)
  Proceeds from issuance of common stock....................     6,060          1,493
  Payment to acquire treasury stock.........................    (1,071)            --
                                                              --------       --------
                                                                 2,849         18,300
                                                              --------       --------
Increase in cash............................................     1,902          1,044
Cash and cash equivalents, beginning of period..............     4,078          1,541
                                                              --------       --------
Cash and cash equivalents, end of period....................  $  5,980       $  2,585
                                                              ========       ========

     See accompanying notes to condensed consolidated financial statements.

                             LINCARE HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statements of operations for the three months ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 1997 is derived from the Lincare Holdings Inc. (the "Company") audited balance sheet as of that date.

NOTE 2 -- BUSINESS COMBINATIONS

     During the six months ended June 30, 1998 the Company acquired, in unrelated acquisitions, the stock of nine companies and certain assets of six companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective date of acquisition.

     The aggregate cost of these acquisitions was as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Cash (including cash acquired of $546)......................     $35,330
Deferred acquisition obligations............................       8,109
Assumption of liabilities...................................         155
                                                                 -------
                                                                 $43,594
                                                                 =======

     The aggregate purchase price was allocated as follows:

Current assets..............................................     $ 2,294
Property and equipment......................................       1,551
Intangible assets...........................................       1,992
Goodwill....................................................      37,757
                                                                 -------
                                                                 $43,594
                                                                 =======

     Unaudited pro forma supplemental information on the results of operations for the six months ended June 30, 1998 and June 30, 1997 are provided below and reflect the acquisitions as if they had been combined at the beginning of each respective period.

                                                              FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                1998           1997
                                                              ---------      ---------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
Net revenues................................................  $246,499       $218,418
                                                              ========       ========
Net income..................................................  $ 41,735       $ 43,517
                                                              ========       ========
Income per common share
  Basic.....................................................  $    .72       $    .77
                                                              ========       ========
  Diluted...................................................  $    .70       $    .75
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

                             LINCARE HOLDINGS INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING RESULTS

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                          FOR THE THREE MONTHS    FOR THE SIX MONTHS ENDED
                                             ENDED JUNE 30,               JUNE 30,
                                          --------------------    ------------------------
                                            1998        1997         1998          1997
                                          --------    --------    ----------    ----------
                                             (IN THOUSANDS)            (IN THOUSANDS)
Oxygen and other respiratory therapy....  $107,157    $ 96,772     $207,145      $188,222
Home medical equipment and other........    12,361      11,930       24,277        21,492
                                          --------    --------     --------      --------
          Total.........................  $119,518    $108,702     $231,422      $209,714
                                          ========    ========     ========      ========

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

     Net revenues for the three months ended June 30, 1998 increased by $10,816,000 (or 10.0%) compared with the three months ended June 30, 1997, and for the six months ended June 30, 1998 increased 21,708,000 (or 10.3%) compared with the six months ended June 30, 1997. The price cuts attributable to the BBA reduced the Company's revenues by approximately $17,085,000 and $32,538,000 for the three and six months ended June 30, 1998. (see table)

                                    FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                       ENDED JUNE 30,       PERCENTAGE     ENDED JUNE 30,      PERCENTAGE
                                    ---------------------    INCREASE    -------------------    INCREASE
                                      1998        1997      (DECREASE)     1998       1997     (DECREASE)
                                    ---------   ---------   ----------   --------   --------   ----------
                                       (IN THOUSANDS)                      (IN THOUSANDS)
Revenues -- before price cuts.....  $136,603    $108,702       25.7      $263,960   $209,714      25.8
Effect of price cuts..............   (17,085)         --      (15.7)      (32,538)        --     (15.5)
                                    --------    --------      -----      --------   --------     -----
Actual revenues...................  $119,518    $108,702       10.0      $231,422   $209,714      10.3
                                    ========    ========      =====      ========   ========     =====

     Excluding the effect on the Company's revenues from the Medicare price reductions, internally generated growth increased revenues by approximately $17,575,000 (or 16.2%) for the three months ended June 30, 1998 and $32,546,000
(or 15.5%) for the six months ended June 30, 1998.

     Excluding the effect on the Company's revenues from the Medicare price reductions, growth due to acquisitions increased revenues by approximately $10,326,000 (or 9.5%) for the three months ended June 30, 1998 and $21,700,000
(or 10.3%) for the six months ended June 30, 1998.

     The revenue price cuts attributed to the BBA affected the relationship of costs and expenses expressed as a percentage of net revenues. (see table)

                                             EXPRESSED AS A PERCENTAGE OF NET REVENUES
                          -------------------------------------------------------------------------------
                                FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                          --------------------------------------   --------------------------------------
                                         RESULTS                                  RESULTS
                                        EXCLUDING                                EXCLUDING
                           ACTUAL     IMPACT OF BBA     ACTUAL      ACTUAL     IMPACT OF BBA     ACTUAL
                           RESULTS      PRICE CUTS      RESULTS     RESULTS      PRICE CUTS      RESULTS
                          JUNE 30,       JUNE 30,      JUNE 30,    JUNE 30,       JUNE 30,      JUNE 30,
                            1998           1998          1997        1998           1998          1997
                          ---------   --------------   ---------   ---------   --------------   ---------
Costs of goods and
  services..............    15.6%          13.7%         15.2%       15.9%          13.9%         15.2%
Operating expense.......    23.1%          20.2%         21.1%       23.5%          20.6%         21.2%
Selling, general and
  administrative
  expense...............    22.3%          19.5%         20.1%       22.5%          19.7%         20.2%

     Costs of goods and services as a percentage of net revenues was 15.6% for the three months ended June 30, 1998 compared with 15.2% for the three months ended June 30, 1997. Costs of goods and services as a percentage of net revenues were 15.9% for the six months ended June 30, 1998 compared with 15.2% for the six months ended June 30, 1997. Absent the effect of the BBA price cuts, cost of goods as a percentage of net revenues was 13.7% for the three months ended June 30, 1998 and 13.9% for the six months ended June 30, 1998. This improvement is attributed primarily to the maturity of the Company's respiratory pharmacy operations which commenced operations in the fourth quarter of 1996 as well as increased revenues from rental of capital equipment.

     Operating expenses as a percentage of net revenues were 23.1% for the three months ended June 30, 1998 as compared to 21.1% for the three months ended June 30, 1997. Operating expenses as a percentage of net revenues were 23.5% for the six months ended June 30, 1998 compared with 21.2% for the six months ended June 30, 1997. Adjusted to remove the effect of the BBA price cuts, operating expenses as a percentage of net revenues were 20.2% for the three months ended June 30, 1998 and 20.6% for the six months ended June 30, 1998. This improvement was primarily due to the Company's successful integration of acquired businesses into its existing locations.

     Selling, general and administrative expenses as a percentage of net revenues were 22.3% for the three months ended June 30, 1998 compared with 20.1% for the three months ended June 30, 1997. Selling, general and administrative expenses as a percentage of net revenues were 22.5% for the six months ended June 30, 1998 compared with 20.2% for the six months ended June 30, 1997. Expressed as a percentage of net revenues before the price cuts attributed to the BBA, selling, general and administrative expenses were 19.5% for the three months ended June 30, 1998 and 19.7% for the six months ended June 30, 1998. The company has been able to maintain a cost structure that, with increases in net revenues, allows the Company to spread its overhead across a larger base of revenue, resulting in improvements in operating income.

     Amortization expense for the three months ended June 30, 1998 decreased to $2,966,000 compared with $3,623,000 for the three month period ending June 30, 1997. Amortization expense for the six months ended June 30, 1998 decreased to $5,951,000 compared with $7,063,000 for the six month period ended June 30, 1997. The decrease is attributable to the impairment writedown of certain customer list intangible assets in the fourth quarter of 1997.

     Operating income for the three and six months ended June 30, 1998 decreased to $33,582,000 and $63,017,000, respectively, compared with $35,995,000 and
$68,820,000 for the three and six months ended June 30, 1997. These decreases are due to the impact of the revenue price cuts attributable to the BBA.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operating activities was $63,599,000 for the six months ended June 30, 1998 compared with $52,602,000 for the six months ended June 30, 1997. The increase in cash from operating activities is primarily attributed to improved management of working capital. Accounts receivable increased $4,202,000 for the six months ended June 30, 1998 compared with an increase of $6,665,000 for the six months ended June 30, 1997. Accounts payable increased $2,600,000 for the six months ended June 30, 1998 compared with a decrease of $5,102,000 for the six months ended June 30, 1997.

     Net cash used in investing and financing activities was $61,697,000 for the six months ended June 30, 1998 compared with $51,558,000 for the six months ended June 30, 1997. First and second quarter activity included the Company's investment of $34,784,000 in business acquisitions, investment in capital equipment of $29,865,000, proceeds of $18,000,000 from long-term obligations, payments of $19,887,000 related to long-term obligations, and proceeds from common stock issued of $6,060,000 related to the exercise of employee stock options.

     Effective May 14, 1998, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, which was paid on May 29, 1998 to stockholders of record on May 15, 1998. In connection with the stock split, the Company increased the number of shares of Common Stock authorized from 50 million to 200 million, which increase was approved by the stockholders of the Company at the Annual Meeting held in May, 1998. The par value of the additional 28,988,216 shares of Common Stock issued by reason of the stock split was credited to Common Stock and a like amount charged to paid-in-capital. All share and per share data included in the Company's condensed consolidated financial statements has been adjusted for all periods presented to reflect the stock split.

QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

     The Company has no derivative securities as of June 30, 1998. The Company is exposed to changes in interest rates as a result of its bank credit facility which is based on the London Interbank Offered Rate.

     A 10% increase in interest rates related to the Company's bank credit facility would not have a material effect on the Company's earnings over the next fiscal year.

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

PART II.  OTHER INFORMATION

Item 1  Legal Proceedings

     The Company has received subpoenas from the U.S. Attorney's Office in Sacramento, California requesting various documents including (i) documents relating to the provision of home oxygen therapy to beneficiaries of certain federally funded healthcare programs during 1995 and 1996 by five Lincare locations in California and Oregon; (ii) documents concerning certain marketing programs and practices for oxygen and other therapies, and certain policies and procedures, in place at five Lincare locations in California and Oregon from 1995 to present; and (iii) certain information regarding compliance with the billing and documentation requirements of various federally funded health care programs by ten Lincare locations in California and Oregon from 1995 to present.

     The federal government has not served the Company with a complaint nor has it disclosed the basis for its inquiries to the Company. The Company is cooperating with the government's request for information. Due to its preliminary nature, the duration or outcome of this matter cannot be predicted with any degree of certainty.

Items 2-3  Not applicable.

Item 4  Submission of Matters to a Vote of the Security Holders.

     The Annual Meeting of Shareholders of the Company was held on May 11, 1998. The following matters were voted on at the Annual Meeting, with the number of votes cast for, against or withheld, in each case, as applicable, indicated next to each such matter:

          1. Election of directors:

                                                                 FOR       WITHHELD
                                                              ----------   --------
J. T. Kelly.................................................  25,527,022    81,163
J. P. Byrnes................................................  25,526,922    81,263
A. M. Paul..................................................  25,527,022    81,163
C. B. Black.................................................  25,527,022    81,163
F. T. Cary..................................................  25,526,422    81,763
T. O. Pyle..................................................  25,527,022    81,163
W. F. Miller, III...........................................  25,527,022    81,163

          2. Ratification of the selection of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending December 31, 1998:
           For: 25,602,124       Against: 2,086       Abstain: 3,975

          3. Approval of the Company's Employee Stock Purchase Plan:
           For: 25,178,215       Against: 402,545       Abstain: 27,425

          4. Approval of the Company's 1998 Stock Plan:
           For: 21,091,152       Against: 4,489,775       Abstain: 27,258

          5. Approval of the Company's Amended and Restated Certificate of
     Incorporation:
           For: 14,850,270       Against: 6,175,353       Abstain: 71,925
           Broker Non-Vote: 4,949,451

Item  6    Exhibits and Reports on Form 8-K

     (a) Exhibits:

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER                                   EXHIBIT                                 PAGE
-------                                  -------                             ------------
  3.1     --   Amended and Restated Certificate of Incorporation of Lincare
               Holdings Inc................................................
3.1.1     --   Certificate of Amendment to the Amended and Restated
               Certificate of Incorporation of Lincare Holdings Inc........
 27.0     --   Financial Data Schedule (for SEC Use Only)..................

     (b) The Company did not file a Current Report on Form 8-K during the six months ended June 30, 1998.

                                   SIGNATURE

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

August 12, 1998