Form 10-Q
period 1998-09-30
LINCARE HOLDINGS INC
filed 1998-11-13
CIK 882235

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

   [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

                         COMMISSION FILE NUMBER 0-19946

                             LINCARE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      51-0331330
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

        19337 US 19 NORTH, SUITE 500,                              33764
                CLEARWATER, FL                                   (Zip Code)
   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (813) 530-7700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---  ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           CLASS                              OUTSTANDING AT OCTOBER 31, 1998
                           -----                              --------------------------------
Common Stock, $0.01 par value...............................         58,205,932 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LINCARE HOLDINGS INC.

                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1  Financial Statements (unaudited)
          Condensed consolidated balance sheets.....................    3
          Condensed consolidated statements of operations...........    4
          Condensed consolidated statements of cash flows...........    5
          Notes to condensed consolidated financial statements......    6
Item 2  Management's Discussion and Analysis of Results of
          Operations and Financial Condition........................    7
Item 3  Quantitative and Qualitative Disclosure Regarding Market
          Risk......................................................   10

PART II.  OTHER INFORMATION

Item 1  Legal Proceedings...........................................   10
Item 2  Changes in Securities.......................................   10
Item 3  Defaults Upon Senior Securities.............................   10
Item 4  Submission of Matters to a Vote of the Security Holders.....   10
Item 5  Other Information...........................................   10
Item 6  Exhibits and Reports on Form 8-K............................   11

SIGNATURE...........................................................   11

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (UNAUDITED)
                                                                     (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................    $ 11,261         $  4,078
  Accounts and notes receivable.............................      82,214           68,383
  Income tax receivable.....................................          --            2,530
  Inventories...............................................       1,881            1,542
  Prepaid expenses..........................................         237              516
                                                                --------         --------
          Total current assets..............................      95,593           77,049
                                                                --------         --------
Property and equipment......................................     236,788          181,438
Less: accumulated depreciation..............................      98,232           73,148
                                                                --------         --------
          Net property and equipment........................     138,556          108,290
                                                                --------         --------
Other assets:
  Goodwill..................................................     313,740          245,600
  Intangible assets.........................................       5,877            5,262
  Covenants not to compete..................................       2,042            2,869
  Other.....................................................         881            1,318
                                                                --------         --------
          Total other assets................................     322,540          255,049
                                                                --------         --------
               Total assets.................................    $556,689         $440,388
                                                                ========         ========

Current liabilities:
  Current installments of long-term obligations.............    $ 13,319         $  8,580
  Accounts payable..........................................      18,843           14,390
  Accrued expenses:
     Compensation and benefits..............................      13,805            8,781
     Other..................................................       5,877            3,192
     Income taxes payable...................................       3,689               --
                                                                --------         --------
          Total current liabilities.........................      55,533           34,943
                                                                --------         --------
Long-term obligations, excluding current installments.......      25,349            4,602
Deferred income taxes.......................................       6,837            6,861
Minority interest...........................................         868              915
Stockholders' equity:
  Common stock..............................................         582              574
  Additional paid-in capital................................     125,837          110,714
  Retained earnings.........................................     343,414          281,779
  Less: treasury stock......................................       1,731               --
                                                                --------         --------
          Total stockholders' equity........................     468,102          393,067
                                                                --------         --------
               Total liabilities and stockholders' equity...    $556,689         $440,388
                                                                ========         ========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                          -------------------------------   -------------------------------
                                          SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                               1998             1997             1998             1997
                                          --------------   --------------   --------------   --------------
                                          (IN THOUSANDS EXCEPT SHARE AND    (IN THOUSANDS EXCEPT SHARE AND
                                                  PER SHARE DATA)                   PER SHARE DATA)
Net revenues............................   $    125,691     $    114,772     $    357,113     $    324,486
                                           ------------     ------------     ------------     ------------
Costs and expenses:
  Costs of goods and services...........         18,998           16,910           55,698           48,854
  Operating expenses....................         28,160           24,251           82,444           68,757
  Selling, general and administrative
     expenses...........................         27,568           23,105           79,686           65,454
  Bad debt expense......................          1,508            1,148            4,285            3,245
  Depreciation expense..................          8,845            7,280           25,420           20,215
  Amortization expense..................          3,328            3,580            9,279           10,643
                                           ------------     ------------     ------------     ------------
                                                 88,407           76,274          256,812          217,168
                                           ------------     ------------     ------------     ------------
          Operating income..............         37,284           38,498          100,301          107,318
                                           ------------     ------------     ------------     ------------
Other income (expense):
  Interest income.......................             74               27              358               94
  Interest expense......................           (504)            (223)            (720)            (924)
  Net loss on disposal of property and
     equipment..........................            (10)             (12)             (44)             (71)
                                           ------------     ------------     ------------     ------------
                                                   (440)            (208)            (406)            (901)
                                           ------------     ------------     ------------     ------------
          Income before income taxes....         36,844           38,290           99,895          106,417
Income taxes............................         14,111           14,742           38,260           40,971
                                           ------------     ------------     ------------     ------------
          Net income....................   $     22,733     $     23,548     $     61,635     $     65,446
                                           ============     ============     ============     ============
Income per common share.................
  Basic.................................   $       0.39     $       0.41     $       1.06     $       1.15
                                           ============     ============     ============     ============
  Diluted...............................   $       0.38     $       0.40     $       1.04     $       1.12
                                           ============     ============     ============     ============
Weighted average number of common shares
  outstanding...........................     58,104,111       56,842,424       57,887,913       56,719,103
                                           ============     ============     ============     ============
Weighted average number of common shares
  and common share equivalents
  outstanding...........................     59,355,421       58,751,622       59,391,985       58,503,755
                                           ============     ============     ============     ============

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 FOR THE NINE MONTHS ENDED
                                                              --------------------------------
                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                                  1998               1997
                                                              -------------      -------------
                                                                       (IN THOUSANDS)
Cash from operations........................................    $113,255            $90,170
Investing activities:
  Proceeds from sale of property and equipment..............          93                113
  Capital expenditures......................................     (52,590)           (37,355)
  Decrease (increase) in other assets.......................         437               (295)
  Business acquisitions, net of cash acquired...............     (71,674)           (48,114)
                                                                --------            -------
                                                                (123,734)           (85,651)
                                                                --------            -------
Financing activities:
  Proceeds from long-term obligations.......................      48,000             68,154
  Payment of long-term obligations..........................     (35,706)           (74,285)
  Decrease in minority interest.............................        (253)              (244)
  Proceeds from issuance of common stock....................       7,352              3,747
  Payment to acquire treasury stock.........................      (1,731)                --
                                                                --------            -------
                                                                  17,662             (2,628)
                                                                --------            -------
Increase in cash............................................       7,183              1,891
Cash and cash equivalents, beginning of period..............       4,078              1,541
                                                                --------            -------
Cash and cash equivalents, end of period....................    $ 11,261            $ 3,432
                                                                ========            =======

     See accompanying notes to condensed consolidated financial statements.

                             LINCARE HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of operations for the three months ended September 30, 1998 and 1997 and for the nine months ended September 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 1997 is derived from the Lincare Holdings Inc. (the "Company") audited balance sheet as of that date.

NOTE 2 -- BUSINESS COMBINATIONS

     During the nine months ended September 30, 1998 the Company acquired, in unrelated acquisitions, the stock of nine companies and certain assets of eight companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition.

     The aggregate cost of these acquisitions was as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Cash (including cash acquired of $546)......................     $71,674
Deferred acquisition obligations............................      12,283
Assumption of liabilities...................................         494
                                                                 -------
                                                                 $84,451
                                                                 =======

     The aggregate purchase price was allocated as follows:

Current assets..............................................     $ 4,498
Property and equipment......................................       3,220
Intangible assets...........................................       3,539
Goodwill....................................................      73,194
                                                                 -------
                                                                 $84,451
                                                                 =======

     Unaudited pro forma supplemental information on the results of operations for the nine months ended September 30, 1998 and September 30, 1997 are provided below and reflect the acquisitions as if they had been combined at the beginning of each respective period.

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1998            1997
                                                              ----------      ----------
                                                                 (IN THOUSANDS EXCEPT
                                                                   PER SHARE DATA)
Net revenues................................................   $378,526        $335,393
                                                               ========        ========
Net income..................................................   $ 65,342        $ 67,301
                                                               ========        ========
Income per common share
  Basic.....................................................   $   1.13        $   1.19
                                                               ========        ========
  Diluted...................................................   $   1.10        $   1.15
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

                             LINCARE HOLDINGS INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING RESULTS

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                          FOR THE THREE MONTHS    FOR THE NINE MONTHS ENDED
                                          ENDED SEPTEMBER 30,           SEPTEMBER 30,
                                          --------------------    --------------------------
                                            1998        1997         1998           1997
                                          --------    --------    -----------    -----------
                                             (IN THOUSANDS)             (IN THOUSANDS)
Oxygen and other respiratory therapy....  $111,168    $102,285     $318,312       $290,506
Home medical equipment and other........    14,523      12,487       38,801         33,980
                                          --------    --------     --------       --------
          Total.........................  $125,691    $114,772     $357,113       $324,486
                                          ========    ========     ========       ========

     On August 5, 1997, the Balanced Budget Act of 1997 ("BBA") was signed into law. This legislation, among other things, reduces Medicare expenditures by $115 billion over five years. The BBA reduces Medicare payment amounts for oxygen and oxygen equipment furnished after January 1, 1998, to 75 percent of the fee schedule amounts in effect during 1997. Payment amounts for oxygen and oxygen equipment furnished after January 1, 1999, and each subsequent year are reduced to 70 percent of the fee schedule amounts in effect during 1997.

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

     Net revenues for the three months ended September 30, 1998 increased by $10,919,000 (or 9.5%) compared with the three months ended September 30, 1997, and for the nine months ended September 30, 1998 increased 32,627,000 (or 10.1%) compared with the nine months ended September 30, 1997. The price cuts attributable to the BBA reduced the Company's revenues by approximately $18,406,000 and $50,944,000 for the three and nine months ended September 30, 1998. (see table)

                                    FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                     ENDED SEPTEMBER 30,    PERCENTAGE   ENDED SEPTEMBER 30,   PERCENTAGE
                                    ---------------------    INCREASE    -------------------    INCREASE
                                      1998        1997      (DECREASE)     1998       1997     (DECREASE)
                                    ---------   ---------   ----------   --------   --------   ----------
                                       (IN THOUSANDS)                      (IN THOUSANDS)
Revenues -- before price cuts.....  $144,097    $114,772       25.5      $408,057   $324,486      25.8
Effect of price cuts..............   (18,406)         --      (16.0)      (50,944)        --     (15.7)
                                    --------    --------      -----      --------   --------     -----
Actual revenues...................  $125,691    $114,772        9.5      $357,113   $324,486      10.1
                                    ========    ========      =====      ========   ========     =====

     Excluding the effect on the Company's revenues from the Medicare price reductions, internally generated growth increased revenues by approximately $15,512,000 (or 13.5%) for the three months ended September 30, 1998 and $48,305,000 (or 14.9%) for the nine months ended September 30, 1998.

     Excluding the effect on the Company's revenues from the Medicare price reductions, growth due to acquisitions increased revenues by approximately $13,813,000 (or 12.0%) for the three months ended September 30, 1998 and $35,266,000 (or 10.9%) for the nine months ended September 30, 1998.

     The revenue price cuts attributed to the BBA affected the relationship of costs and expenses expressed as a percentage of net revenues. (see table)

                                                     EXPRESSED AS A PERCENTAGE OF NET REVENUES
                           ---------------------------------------------------------------------------------------------
                                    FOR THE THREE MONTHS ENDED                       FOR THE NINE MONTHS ENDED
                           ---------------------------------------------   ---------------------------------------------
                                              RESULTS                                         RESULTS
                                             EXCLUDING                                       EXCLUDING
                              ACTUAL       IMPACT OF BBA      ACTUAL          ACTUAL       IMPACT OF BBA      ACTUAL
                              RESULTS       PRICE CUTS        RESULTS         RESULTS       PRICE CUTS        RESULTS
                           SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                               1998            1998            1997            1998            1998            1997
                           -------------   -------------   -------------   -------------   -------------   -------------
Costs of goods and
  services...............      15.1%           13.2%           14.7%           15.6%           13.7%           15.1%
Operating expenses.......      22.4%           19.5%           21.1%           23.1%           20.2%           21.2%
Selling, general, and
  administrative
  expenses...............      21.9%           19.1%           20.1%           22.3%           19.5%           20.2%

     Costs of goods and services as a percentage of net revenues were 15.1% for the three months ended September 30, 1998 compared with 14.7% for the three months ended September 30, 1997. Costs of goods and services as a percentage of net revenues were 15.6% for the nine months ended September 30, 1998 compared with 15.1% for the nine months ended September 30, 1997. Absent the effect of the BBA price cuts, costs of goods and services as a percentage of net revenues were 13.2% for the three months ended September 30, 1998 and 13.7% for the nine months ended September 30, 1998. This improvement is attributed primarily to the maturity of the Company's respiratory pharmacy operations which commenced operations in the fourth quarter of 1996 as well as increased revenues from rental of capital equipment.

     Operating expenses as a percentage of net revenues were 22.4% for the three months ended September 30, 1998 as compared to 21.1% for the three months ended September 30, 1997. Operating expenses as a percentage of net revenues were 23.1% for the nine months ended September 30, 1998 compared with 21.2% for the nine months ended September 30, 1997. Adjusted to remove the effect of the BBA price cuts, operating expenses as a percentage of net revenues were 19.5% for the three months ended September 30, 1998 and 20.2% for the nine months ended September 30, 1998. This improvement was primarily due to the Company's successful integration of acquired businesses into its existing locations.

     Selling, general and administrative expenses as a percentage of net revenues were 21.9% for the three months ended September 30, 1998 compared with 20.1% for the three months ended September 30, 1997. Selling, general and administrative expenses as a percentage of net revenues were 22.3% for the nine months ended September 30, 1998 compared with 20.2% for the nine months ended September 30, 1997. Expressed as a percentage of net revenues before the price cuts attributed to the BBA, selling, general and administrative expenses were 19.1% for the three months ended September 30, 1998 and 19.5% for the nine months ended September 30, 1998. The Company has been able to maintain a cost structure that, with increases in net revenues, allows the Company to spread its overhead across a larger base of revenue, resulting in improvements in operating income.

     Amortization expense for the three months ended September 30, 1998 decreased to $3,328,000 compared with $3,580,000 for the three month period ending September 30, 1997. Amortization expense for the nine months ended September 30, 1998 decreased to $9,279,000 compared with $10,643,000 for the nine month period ended September 30, 1997. The decrease is attributable to the impairment writedown of certain customer list intangible assets in the fourth quarter of 1997.

     Operating income for the three and nine months ended September 30, 1998 decreased to $37,284,000 and $100,301,000, respectively, compared with $38,498,000 and $107,318,000 for the three and nine months ended September 30, 1997. These decreases are due to the impact of the revenue price cuts attributable to the BBA.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operating activities was $113,255,000 for the nine months ended September 30, 1998 compared with $90,170,000 for the nine months ended September 30, 1997. The increase in cash from operating activities is primarily attributed to improved management of working capital and the income tax effect of stock options exercised. Accounts receivable increased $7,974,000 for the nine months ended September 30, 1998 compared with an increase of $9,658,000 for the nine months ended September 30, 1997. Accounts payable increased $4,453,000 for the nine months ended September 30, 1998 compared with a decrease of $3,137,000 for the nine months ended September 30, 1997.

     Net cash used in investing and financing activities was $106,072,000 for the nine months ended September 30, 1998 compared with $88,279,000 for the nine months ended September 30, 1997. Activity during the nine-month period included the Company's investment of $71,674,000 in business acquisitions, investment in capital equipment of $52,590,000, proceeds of $48,000,000 from long-term obligations, payments of $35,706,000 related to long-term obligations, and proceeds from common stock issued of $7,352,000 related to the exercise of employee stock options.

YEAR 2000 REMEDIATION

     Certain risks may exist with respect to potential malfunctions of computer hardware and software and embedded microprocessors due to the upcoming change in the century (the "Year 2000 problem"). Malfunctions may arise due to the design of microchips and microprocessors and computer systems that are programmed to use two rather than four digits to define the applicable year. The Company is involved in an extensive, ongoing program to identify and remediate potential issues arising from the Year 2000 problem.

     The Company uses a proprietary and internally developed management information system (MIS) which serves as the platform for the operating and financial activities of the Company. The MIS system processes billings to and collections from third party payors for services provided by the Company and supports all of the Company's accounting, finance and general ledger functions. The system provides management with information used to measure and evaluate performance levels throughout the Company including revenues and profitability, accounts receivable and collections, equipment controls and utilization, customer activity and manpower trends. The Company has completed, in all material respects, the conversion of its mission-critical MIS software thereby mitigating the risk of Year 2000 problems. The costs associated with this conversion were immaterial and fully expensed in the current and prior fiscal years.

     The Company is assessing its use of ancillary, third party computer software used to electronically submit medical claims to certain payors. In the event that the use of this software is impacted by the Year 2000 problem, the Company's contingency plan includes the submission of paper claims to such payors. The Company does not believe that this will have a material effect on the Company's ability to receive payment for services rendered.

     Certain medical devices and equipment provided by the Company to its customers may contain embedded technology such as microprocessors that could be affected by the Year 2000 problem. The Company has identified those categories of devices and equipment that may be sensitive to the change in century, and has developed a plan to determine the Year 2000 status of specific items. In the event that the Company identifies specific devices and equipment that are not Year 2000 compliant, or the Company is unable to determine the status of such items, the Company will remove such items from service and replace them with therapeutically comparable, Year 2000 compliant equipment from alternate vendors. The Company does not believe that the scope and cost of exchanging non-compliant devices and equipment will have a material impact on the Company's financial position.

     The Company is highly dependent upon certain government and private payors for payment of claims for services and equipment provided by the Company. The Company is in the process of determining the Year 2000 compliance of computer systems used by third party payors to process claims for medical services and equipment submitted by the Company for payment. The Company cannot be assured of the timely remediation of third party claims processing and payment systems. The failure by a significant third party payor to correct Year 2000 problems, to the extent that such issues delay or prevent timely or appropriate payment of claims, could have a material impact on the Company's cash flow from operations. The Company is monitoring the Year 2000 progress of Medicare Part B carriers, and other government agencies and private payors with which the Company does significant business, to determine the potential impact to the Company. The Company is also in the process of determining the contingency plans of these payors to release payments to providers such as the Company in the event of claims processing system failures. Such plans may include cash advances to providers based on historical payment trends or processing claims on paper rather than in an electronic format.

QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

     The Company has no derivative securities as of September 30, 1998. The Company is exposed to changes in interest rates as a result of its bank credit facility which is based on the London Interbank Offered Rate.

     A 10% increase in interest rates related to the Company's bank credit facility would not have a material effect on the Company's earnings over the next fiscal year.

FORWARD LOOKING STATEMENTS

     Statements contained in this Form 10-Q that are not based on historical facts are forward looking statements, subject to uncertainties and risks, including, but not limited to, the constantly changing healthcare environment, potential reductions in reimbursement by government and third party payors for the Company's products and services, the demand for the Company's products and services, economic and competitive conditions, the availability of appropriate acquisition candidates and the successful completion of acquisitions, access to borrowed and/or equity capital on favorable terms, and other risks detailed in the Company's Securities and Exchange Commission filings.

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

Items 2-5  Not applicable.

Item  6    Exhibits and Reports on Form 8-K

     (a) Exhibits:

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------
 27.0     --   Financial Data Schedule (for SEC Use Only)

     (b) The Company did not file a Current Report on Form 8-K during the nine months ended September 30, 1998.

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

November 13, 1998