Form 10-K405
period 1998-12-31
LINCARE HOLDINGS INC
filed 1999-03-29
CIK 882235

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     (MARK ONE)
         [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL
                       YEAR ENDED DECEMBER 31, 1998
                                                OR
         [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 0-19946

                             LINCARE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        51-0331330
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                       Identification Number)

          19337 US 19 NORTH, SUITE 500                                33764
              CLEARWATER, FLORIDA                                   (Zip Code)
    (Address of principal executive office)

       Registrant's telephone number, including area code: (727) 530-7700

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, $.01 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X  Yes         No
                                          -----       -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates of the registrant, based on the closing sale price of the common stock on February 28, 1999, as reported in the NASDAQ National Market System, was approximately $2,071,362,437.

     As of February 28, 1999, there were 58,362,532 outstanding shares of the registrant's common stock, par value $.01, which is the only class of capital stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of Lincare Holdings Inc. which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Lincare Holdings Inc. and subsidiaries ("Lincare" or the "Company") is one of the nation's largest providers of oxygen and other respiratory therapy services to patients in the home. The Company's customers typically suffer from chronic obstructive pulmonary disease ("COPD"), such as emphysema, chronic bronchitis or asthma, and require supplemental oxygen or other respiratory therapy services in order to alleviate the symptoms and discomfort of respiratory dysfunction. Lincare currently serves over 180,000 customers in 42 states through 378 operating centers.

THE HOME RESPIRATORY MARKET

     The Company estimates that the home respiratory therapy market (including home oxygen equipment and respiratory therapy services) had revenues of approximately $3.5 billion in 1998, having grown by an estimated 8% to 10% per year over the last five years. This growth reflects the significant increase in the number of persons afflicted with COPD, which is largely attributable to the increasing proportion of the population over the age of 65. Growth in the home respiratory market is further driven by the continued trend towards treatment of patients in the home as a lower cost alternative to the acute care setting.

BUSINESS STRATEGY

     The Company's strategy is to increase its market share through internal growth and acquisitions. Lincare focuses primarily on growth within its existing geographic markets, which the Company believes is generally more profitable than adding additional operating centers in new markets. In addition, the Company expands into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when it believes such expansion will enhance its business. In 1998, Lincare acquired 24 local and regional competitors with combined annual revenues of approximately $58.0 million. These acquisitions established Lincare in three new states and expanded its presence in other states where the Company had existing locations.

     Revenue growth will be dependent upon the overall growth rate of the home respiratory care market, as well as on opportunities to increase market share through effective marketing efforts and selective acquisitions of local or regional competitors. The Company believes that the growing cost containment efforts of government and private insurance reimbursement programs have created an increasingly competitive environment, accelerating consolidation trends within the home health care industry.

     The Company will continue to concentrate on providing oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where it believes such services will enhance the Company's primary business. In 1998, oxygen and other respiratory therapy services accounted for approximately 90% of the Company's revenues.

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

COMPANY OPERATIONS

     Management. The Company is managed at the executive level as a portfolio of local businesses. Decentralization of managerial decision-making enables the Company's operating centers to respond promptly and effectively to local market demands and opportunities. The Company believes that the personalized nature of customer requirements and referral relationships characteristic of the home health care business mandate the Company's localized operating structure.

     Each of the Company's 378 operating centers is managed by a center manager who has responsibility and accountability for the operating and financial performance of the center. Service and marketing functions are performed at the local operating level, while strategic development, financial control and operating policies are administered at the executive level. Reporting mechanisms are in place at the operating center level to monitor performance and ensure field accountability.

     A team of area managers directly supervises individual operating center managers, serving as an additional mechanism for assessing and improving performance of the Company's operations. The Company's operating centers are served by 18 billing centers which control all of the Company's billing and reimbursement functions.

     MIS Systems. The Company believes that the proprietary management information systems developed by the Company are one of its key competitive advantages and provide management with a critical asset in measuring and evaluating performance levels throughout the Company. Management reviews monthly reports containing information critical to the evaluation process, including revenues and profitability by individual center, accounts receivable and cash collection management, equipment controls and utilization, customer activity, and manpower trends. The Company has a staff of 17 full-time computer programmers which permits the Company to continually enhance its computer systems in order to provide timely financial and operational information and to respond promptly to changes in reimbursement regulations and policies.

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

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                           PAYORS                             -----    -----    -----
Medicare and Medicaid programs..............................    62%      63%      61%
Private insurance...........................................    29       25       27
Direct payment..............................................     9       12       12
                                                               ---      ---      ---
                                                               100%     100%     100%
                                                               ===      ===      ===

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

     The Company's net accounts receivable in terms of days sales outstanding was 59 days as of December 31, 1998 and 52 days as of December 31, 1997.

SALES AND MARKETING

     Favorable trends affecting the U.S. population and home health care have created an environment which should produce increasing demand for the services provided by Lincare. The average age of the American population is increasing and, as a person ages, more health care services are required. Well-documented changes occurring in the health care industry show a trend toward home care rather than institutional care.

     Sales activities are generally carried out by the Company's full-time sales representatives located at the Company's operating centers with assistance from the center managers. In addition to promoting the high quality of the Company's services, the sales representatives are trained to provide information concerning the advantages of home respiratory care. Sales representatives are often licensed respiratory therapists who are highly knowledgeable in the provision of supplemental oxygen and other respiratory therapies.

     The Company primarily acquires new customers through referrals. The Company's principal sources of referrals are physicians, hospital discharge planners, prepaid health plans, clinical case managers and nursing agencies. The Company's sales representatives maintain continual contact with these medical professionals in order to strengthen these relationships.

     The Company's current base of referral sources recognizes the Company's reputation for providing high-quality service to patients and provides a steady flow of customers. While the Company views its referral sources as fundamental to its business, no single referral source accounts for more than 1.0% of the Company's revenues. The Company has more than 180,000 active customers, and the loss of any single customer or group of customers would not materially impact the Company's business.

     Joint Commission on Accreditation of Healthcare Organizations, ("JCAHO"). The Company has received accreditation from the JCAHO, a private not-for-profit organization that has established voluntary standards for the provision of home health care services, for all of its operating centers.

     Accreditation by the JCAHO represents a marketing benefit to the Company's operating centers and provides for a recognized quality assurance program throughout the Company. Several proposals have been made to require health care providers to be accredited or licensed by independent agencies in order to participate in government reimbursement programs. Many private payors already require such accreditation.

ACQUISITIONS

     In 1998, the Company acquired, in unrelated acquisitions, certain operating assets of 12 local and regional competitors and the common stock of 12 other local and regional competitors. The operations acquired in 1998 had aggregate annualized revenues of approximately $58.0 million at the time of acquisition. These acquisitions resulted in the addition of 31 new operating centers.

     In 1997, the Company acquired, in unrelated acquisitions, certain operating assets of 16 local and regional competitors and, the common stock of eight companies. The operations acquired in 1997 had aggregate annualized revenues of approximately $53.0 million at the time of acquisition. These acquisitions resulted in the addition of 19 new operating centers.

QUALITY CONTROL

     The Company is committed to providing consistently high quality products and services. The Company's quality control procedures and training programs are designed to promote greater responsiveness and sensitivity to individual customer needs and to provide the highest level of quality assurance and convenience to the customer and the referring physician. Licensed respiratory therapists and registered nurses provide professional health care support and assist in the Company's sales and marketing efforts.

SUPPLIERS

     The Company purchases its oxygen and equipment from a variety of suppliers. The Company is not dependent upon any single supplier and believes that its oxygen and equipment needs can be provided by several manufacturers.

COMPETITION

     The home respiratory care market is a fragmented and highly competitive market that is served by the Company, other national providers and, by Company estimates, over 2,000 regional and local providers.

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

     On August 5, 1997, the Balanced Budget Act of 1997 ("BBA") was signed into law. The legislation, among other things, reduces Medicare expenditures by $115 billion over five years. The BBA reduced Medicare payment amounts for oxygen and oxygen equipment furnished after January 1, 1998, to 75 percent of the fee schedule amounts in effect during 1997. Payment amounts for oxygen and oxygen equipment furnished after January 1, 1999, and each subsequent year thereafter are reduced to 70 percent of the fee schedule amounts in effect during 1997.

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

     Federal and state budgetary and other cost-containment pressures will continue to impact the home respiratory care industry. The Company cannot predict what new federal and state budgetary proposals will be adopted and what effect, if any, such proposals would have on the Company's business.

GOVERNMENT REGULATION

     The federal government and all states in which the Company currently operates regulate various aspects of its business. In particular, the Company's operating centers are subject to federal laws covering the repackaging of drugs (including oxygen) and regulating interstate motor-carrier transportation. The Company's locations also are subject to state laws governing, among other things, pharmacies, nursing services, distribution of medical equipment and certain types of home health activities. Certain of the Company's employees are subject to state laws and regulations governing the ethics and professional practice of respiratory therapy, pharmacy and nursing.

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

     Health care is an area of rapid regulatory change. Changes in the law or new interpretations of existing laws can have an effect on permissible activities, the relative costs associated with doing business, and the amount of reimbursement by government and third party payors. The Company cannot predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, and of possible changes in national health care policies. Future legislative and regulatory changes could have an adverse impact on the Company.

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

EMPLOYEES

     As of February 28, 1999, the Company had approximately 4,200 employees. None of the Company's employees are currently covered by collective bargaining agreements. The Company believes that the relations between the Company's management and its employees are good.

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

ITEM 2.  PROPERTIES

     All but one of the Company's 378 operating center locations are leased from third parties. Each operating center is a combination warehouse and office, with warehouse space generally comprising approximately 50% of the facility. Warehouse space is used for storage of adequate supplies of equipment necessary to conduct the Company's business. The Company also leases a headquarters facility and 18 separate billing centers.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has received subpoenas from the U.S. Attorney's Office in Sacramento, California requesting various documents including (i) documents relating to the provision of home oxygen therapy to beneficiaries of certain federally funded health care programs during 1995 and 1996 by five Lincare locations in California and Oregon; (ii) documents concerning certain marketing programs and practices for oxygen and other therapies, and certain policies and procedures, in place at these five Lincare locations from 1995 through June 1998; and (iii) certain information regarding compliance with the billing and documentation requirements of various federally funded health care programs by ten Lincare locations in California and Oregon from 1995 through June 1998. The government has not served the Company with a complaint nor has it disclosed the basis for its inquiries. Thus, the duration or outcome of this matter cannot be predicted with any degree of certainty. The Company is cooperating with the government's request for information.

     The Company has received, and expects that, as a health care provider, it will receive in the future, inquiries from government agencies and fiscal intermediaries requesting patient records and other documents to support claims submitted by the Company for payment of services rendered to its customers. The Company is involved in certain other claims and legal actions arising in the ordinary course of business. The ultimate disposition of all such matters is not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market System under the symbol LNCR. The following table sets forth the high and low closing sale prices as reported by NASDAQ for the periods indicated.

                                                               HIGH      LOW
                                                              ------    ------
1998
First quarter...............................................  $35.41    $26.88
Second quarter..............................................   44.00     35.25
Third quarter...............................................   44.38     32.50
Fourth quarter..............................................   41.13     31.63
1997
First quarter...............................................  $22.13    $18.00
Second quarter..............................................   22.25     17.63
Third quarter...............................................   26.88     20.00
Fourth quarter..............................................   29.50     25.00

     There were approximately 222 holders of record of the common stock as of February 28, 1999.

     The Company has not paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of the Company's Board of Directors to retain all earnings in the Company in order to support the future growth of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below under the caption "Statements of Operations Data" for the years ended December 31, 1998, 1997, 1996, 1995, and 1994 are derived from the consolidated financial statements of the Company audited by KPMG LLP, independent certified public accountants.

     The data set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenues................................  $487,407   $443,181   $348,870   $274,800   $201,142
Cost of goods and services..................    76,367     65,932     53,711     41,329     29,058
Operating expenses..........................   111,222     93,830     75,158     60,272     44,347
Selling, general and administrative
  expenses..................................   107,691     90,225     71,259     57,275     43,249
Bad debt expense............................     5,849      4,432      3,472      2,190      1,546
Depreciation expense........................    34,430     27,603     20,790     16,511     13,403
Amortization expense........................    12,745     14,229     13,128     11,099      7,281
Non-recurring expense(1)....................        --     15,557      3,932      1,921         --
                                              --------   --------   --------   --------   --------
Operating income............................   139,103    131,373    107,420     84,203     62,258
Interest income.............................       447        202        153        294        434
Interest expense............................     1,177      1,161        497        892        473
Gain (loss) on disposal of property and
  equipment.................................      (113)       (93)       (80)        68        101
                                              --------   --------   --------   --------   --------
Income before income taxes..................   138,260    130,321    106,996     83,673     62,320
Income tax expense..........................    52,954     50,173     40,422     32,634     24,367
                                              --------   --------   --------   --------   --------
Net income..................................  $ 85,306   $ 80,148   $ 66,574   $ 51,039   $ 37,953
                                              ========   ========   ========   ========   ========
Income per common share:
  Basic.....................................  $   1.47   $   1.41   $   1.19   $    .93   $    .71
                                              ========   ========   ========   ========   ========
  Diluted...................................  $   1.44   $   1.37   $   1.15   $    .90   $    .67
                                              ========   ========   ========   ========   ========
Weighted average number of common shares
  outstanding...............................    57,992     56,837     55,999     55,021     53,259
                                              ========   ========   ========   ========   ========
Weighted average number of common shares and
  common share equivalents outstanding......    59,435     58,655     57,726     56,744     56,588
                                              ========   ========   ========   ========   ========

---------------

(1) In 1997, the Company recorded a non-recurring expense of $15,557,000 of which $11,849,000 was related to the write down of impaired capital equipment and $3,708,000 was related to an impairment write down of intangible assets (see Note 11 to the consolidated financial statements). In 1996, the Company recorded a non-recurring expense of $3,932,000 of which $2,682,000 was related to the restructuring of certain senior management employment agreements and $1,250,000 was related to the resolution of an investigation and associated legal expenses. In 1995, the Company recorded a non-recurring expense of $1,921,000 related to the abandoned merger between the Company and Coram Healthcare Corporation. Such non-recurring expense was comprised of (a) $1,448,000 of professional fees,
     (b) $199,000 of printing and mailing expenses, (c) $153,000 of filing fees, and (d) $121,000 of other direct costs.

                                                                AT DECEMBER 31,
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................  $ 49,078   $ 42,106   $ 23,633   $ 16,510   $ 18,517
Total assets................................   582,639    440,388    347,408    260,206    195,778
Long-term obligations, excluding current
  installments..............................    22,258      4,602      8,234      7,383      6,717
Stockholders' equity........................   495,656    393,067    299,248    221,383    162,088

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company continues to pursue its strategy of increasing market share within its existing geographical markets through internal growth and selective acquisitions of regional and local competitors. In addition, the Company will continue to expand into new geographical markets on a selective basis, either through acquisitions or by opening new operating centers, when the Company believes it will enhance its business. The Company's focus remains primarily on oxygen and other respiratory therapy services, which represent approximately 90% of the Company's revenues.

NET REVENUES

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Oxygen and other respiratory therapy...............  $433,594    $397,390    $316,816
Home medical equipment and other...................    53,813      45,791      32,054
                                                     --------    --------    --------
          Total....................................  $487,407    $443,181    $348,870
                                                     ========    ========    ========

     Net revenues for the year ended December 31, 1998 increased by $44,226,000 (or 10.0%) over 1997. The Company's revenues were impacted in 1998 by provisions contained in the Balanced Budget Act of 1997 (the "BBA") which reduced Medicare payment amounts for certain of the equipment and supplies provided by the Company. The BBA provisions resulted in a reduction of the Company's revenues by approximately $73,221,000 (or 16.5%) for the year ended December 31, 1998. (See table)

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Revenues -- before price cuts......................  $560,628    $443,181    $348,870
Effect of price cuts...............................   (73,221)         --          --
                                                     --------    --------    --------
Actual revenues....................................  $487,407    $443,181    $348,870
                                                     ========    ========    ========

     Excluding the effect on the Company's revenues from the Medicare price reductions, internally generated growth increased revenues by approximately $66,600,000 (or 15.0%) for the year ended December 31, 1998. Excluding the effect on the Company's revenues from the Medicare price reductions, growth due to acquisitions increased revenues by approximately $50,847,000 (or 11.5%) for the year ended December 31, 1998.

     The Company experienced price increases in the years 1997 and 1996 from Medicare consumer price index updates for durable medical equipment of 2.8% and 3.0%. The company estimates that price increases from Medicare and other third party payors increased revenue by $6,800,000 and $4,900,000 in 1997 and 1996.

     The Balanced Budget Act of 1997 was signed into law on August 5, 1997. The legislation, among other things, reduces Medicare expenditures by $115 billion over five years. The BBA reduced Medicare payment amounts for oxygen and oxygen equipment furnished after January 1, 1998, to 75 percent of the fee schedule amounts in effect during 1997. Payment amounts for oxygen and oxygen equipment furnished after January 1, 1999, and each subsequent year thereafter are reduced to 70 percent of the fee schedule amounts in effect during 1997.

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

     The revenue price cuts attributed to the BBA affected the relationship of costs and expenses expressed as a percentage of net revenues. (See table)

                                                        EXPRESSED AS A PERCENTAGE OF NET REVENUES
                                                ---------------------------------------------------------
                                                                   FOR THE YEAR ENDED
                                                ---------------------------------------------------------
                                                                 RESULTS
                                                                EXCLUDING
                                                                IMPACT OF
                                                   ACTUAL          BBA           ACTUAL         ACTUAL
                                                  RESULTS       PRICE CUTS      RESULTS        RESULTS
                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                    1998           1998           1997           1996
                                                ------------   ------------   ------------   ------------
Costs of goods and services...................      15.7%          13.6%          14.9%          15.4%
Operating expenses............................      22.8%          19.8%          21.2%          21.5%
Selling, general, and administrative
  expenses....................................      22.1%          19.2%          20.4%          20.4%

COST OF GOODS AND SERVICES

     Cost of goods and services as a percentage of net revenues was 15.7% for the year ended December 31, 1998 and was 14.9% and 15.4% for the years ended December 31, 1997 and 1996 respectively. Absent the effect of the BBA price cuts, cost of goods and services as a percentage of net revenues was 13.6% for the year ended 1998. This improvement is primarily attributed to the efficiencies gained at the Company's respiratory pharmacy operations which commenced operations in the fourth quarter of 1996 as well as increased revenues from rental of capital equipment.

OPERATING AND OTHER EXPENSES

     Operating expenses, expressed as a percentage of net revenues, were 22.8% for the year ended December 31, 1998 and were 21.2% and 21.5% for the years ended December 31, 1997 and 1996 respectively. Adjusted to remove the effect of the BBA price cuts, operating expenses as a percentage of net revenues were 19.8% for 1998. The improvement was primarily due to the Company's successful integration of acquired businesses into its existing locations. Selling, general and administrative expenses, expressed as a percentage of net revenues, for the years ended December 31, 1998, 1997, and 1996, were 22.1%, 20.4% and 20.4%, respectively. Expressed as a percentage of net revenues before the price cuts attributed to the BBA, selling, general and administrative expenses were 19.2% for the year ended December 31, 1998. The Company has been able to maintain a cost structure that, with increases in net revenues, allows the Company to spread its overhead across a larger base of revenues, resulting in improvements in operating income.

     Bad debt expense as a percentage of net revenues was 1.2% for the year ended December 31, 1998 and 1.0% and 0.8% for the years ended December 31, 1997 and 1996, respectively.

     Depreciation expense as a percentage of net revenues was 7.1% for the year ended December 31, 1998 compared with 6.2% and 6.0% for the years ended December 31, 1997 and 1996. Adjusted to remove the effect of the BBA price cuts, depreciation expense for the year ended December 31, 1998 was 6.1%.

AMORTIZATION EXPENSE

     The Company's net intangible assets were $344,359,000 as of December 31, 1998. Of this total, $6,102,000 (consisting of the value assigned to customer lists) is being amortized over a period of 3 years, $1,772,000 (consisting of various covenants not to compete) over a period of three to five years and $336,485,000 (consisting of goodwill) over a period of 40 years.

     During 1998, the Company amortized $12,745,000 of its intangible assets compared to $14,229,000 in 1997 and $13,128,000 in 1996. The decrease in amortization expense is attributed to the $3,708,000 impairment write down of intangible assets in 1997 (see Note 11 to the consolidated financial statements).

OPERATING INCOME

     As shown in the table below, operating income before non-recurring expense for the year ended December 31, 1998 decreased by $7,827,000 from 1997. In 1997, the Company recorded a non-recurring expense of $15,557,000 of which $11,849,000 was related to the write down of impaired oxygen rental equipment and $3,708,000 was related to the impairment write down of certain customer list intangible assets. The charges adjusted the carrying value of certain assets affected by provisions contained in the Balanced Budget Act of 1997. This legislation reduced Medicare reimbursement for home oxygen equipment and services by 30 percent over the two year period commencing January 1, 1998. The fair values of the oxygen rental equipment and customer list were determined based on discounted cash flows taking into account the reduced reimbursement rates. The reduction in operating income before non-recurring expense in 1998 is attributed to the BBA price reductions, which reduced net revenues and operating income by $73.2 million during the period. Operating income before non-recurring expense for the year ended December 31, 1997 increased by $35,578,000 over 1996. In 1996, the Company recognized a non-recurring charge of $3,932,000 related to the restructuring of certain senior management employment agreements and the resolution of an investigation. The percentage increases in operating income in 1997 are attributable to the Company's continued revenue growth, while maintaining effective control over expenses.

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Operating income before non-recurring expense..............  $139,103    $146,930    $111,352
Percentage of net revenues.................................      28.5%       33.2%       31.9%

INTEREST EXPENSE

     Interest expense for the year ended December 31, 1998 was $1,177,000, compared to $1,161,000 and $497,000 for the years ended December 31, 1997 and 1996, respectively. The respective changes in interest expense for the years 1998, 1997, and 1996 are primarily attributable to fluctuations in the average borrowings outstanding under the Company's loan agreements.

INCOME TAXES

     The Company's effective income tax rate was 38.3% for the year ended December 31, 1998, 38.5% for 1997 and 37.8% for 1996.

ACQUISITIONS

     In 1998, the Company acquired, in unrelated acquisitions, certain operating assets of 12 local and regional competitors and the common stock of 12 other companies. The operations acquired in 1998 had aggregate annualized revenues of approximately $58.0 million at the time of acquisition. The cost of these acquisitions was $114.0 million and was allocated to acquired assets as follows:
$6.7 million to current assets, $4.5 million to property and equipment, $4.8 million to intangible assets, and $98.0 million to goodwill. These acquisitions resulted in the addition of 31 new operating centers.

     In 1997, the Company acquired, in unrelated acquisitions, certain operating assets of 16 local and regional competitors and the common stock of eight other companies. The operations acquired in 1997 had aggregate annualized revenues of approximately $53.0 million at the time of acquisition. The cost of these acquisitions was $79.7 million and was allocated to acquired assets as follows:
$4.5 million to current assets, $3.8 million to property and equipment, $6.9 million to intangible assets, and $64.5 million to goodwill. These acquisitions resulted in the addition of 19 new operating centers.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company's working capital was $49,078,000, as compared to $42,106,000 at December 31, 1997, and $23,633,000 at December 31, 1996.

     Net cash provided by operating activities was $145,442,000 for the year ended December 31, 1998, compared with $126,550,000 for the year ended December 31, 1997, and $106,883,000 for the year ended December 31, 1996. A significant portion of the Company's assets consists of accounts receivables from third party payors that are responsible for payment for the services provided by the Company. Because of the Company's ability to collect its accounts receivable on a timely basis, the Company has not been required to obtain interim financing of its accounts receivable to satisfy operating needs.

     Net cash used in investing and financing activities was $144,420,000, $124,013,000 and $106,351,000 for the years ended December 31, 1998, 1997 and
1996, respectively. Activity in the year ended December 31, 1998 included the Company's investment of $95,704,000 in business acquisitions, investment in capital equipment of $62,188,000, proceeds of $64,000,000 from its revolving credit loan and other long-term obligations, and payments of $59,512,000 related to long-term obligations. The Company anticipates that capital expenditures for 1999 will be approximately $70,000,000 to $80,000,000.

     As of December 31, 1998, the Company's principal sources of liquidity consisted of $49,078,000 of working capital and $78,000,000 available under its bank credit agreement. On November 25, 1997, the Company entered into a new revolving credit loan and line of credit, increasing its borrowing capacity from $50,000,000 to $100,000,000. The Company believes that internally generated funds, together with funds that may be borrowed under such credit facility, will be sufficient to meet the Company's anticipated capital requirements and financial obligations for the foreseeable future.

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

     The Company uses a proprietary and internally developed management information system (MIS) which serves as the platform for the operating and financial activities of the Company. The MIS system processes billings to, and collections from, third party payors for services provided by the Company and supports all of the Company's accounting, finance and general ledger functions. The system provides management with information used to measure and evaluate performance levels throughout the Company, including revenues and profitability, accounts receivable and collections, equipment controls and utilization, customer activity and manpower trends. The Company has completed, in all material respects, the conversion of its mission-critical MIS software thereby mitigating the risk of Year 2000 problems. The costs associated with the conversion were immaterial and fully expensed in the current and prior fiscal years.

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

     Certain medical devices and equipment provided by the Company to its customers may contain embedded technology such as microprocessors that could be affected by the Year 2000 problem. The Company has identified those categories of devices and equipment that may be sensitive to the change in century, and has developed a plan to determine the Year 2000 status of specific items. In the event that the Company identifies specific devices and equipment that are not Year 2000 compliant, or the Company is unable to determine the status of such items, the Company will remove such items from service and replace them with therapeutically comparable, Year 2000 compliant equipment from alternative vendors. The

Company does not believe that the scope and cost of exchanging non-compliant devices and equipment will have a material impact on the Company's financial position.

     The Company is highly dependent upon certain government and private payors for payment of claims for services and equipment provided by the Company. The Company is in the process of determining the Year 2000 compliance of computer systems used by third party payors to process claims for medical services and equipment submitted by the Company for payment. The Company cannot be assured of the timely remediation of third party claims processing and payment systems. The failure by a significant third party payor to correct Year 2000 problems, to the extent that such issues delay or prevent timely or appropriate payment of claims, could have a material impact on the Company's cash flow from operations. The Company is monitoring the Year 2000 progress of Medicare Part B carriers, and other government agencies and private payors with which the Company does significant business, to determine the potential impact to the Company. The Company is also in the process of determining the contingency plans of these payors to release payments to providers, such as the Company, in the event of claims processing system failures. Such plans may include cash advances to providers based on historical payment trends or processing claims on paper rather than in an electronic format.

NEW ACCOUNTING STANDARDS

     In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components to a full set of financial statements. The Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. The Company has no components of comprehensive income, therefore the adoption of this standard did not have any effect on the financial statements.

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair values. The Company will be required to adopt this standard for financial statements issued beginning the first quarter of fiscal year 2000. The Company has no derivative financial instruments at December 31, 1998, therefore, the adoption of this standard is not expected to have any effect on the financial statements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

     The Company has no derivative securities as of December 31, 1998. The Company is exposed to changes in interest rates as a result of its bank credit agreement which is based on the London Interbank Offered Rate.

     A 10% increase in interest rates related to the Company's bank credit agreement would not have a material effect on the Company's earnings over the next fiscal year or the bank credit agreements fair value.

FORWARD LOOKING STATEMENTS

     Statements contained in this Form 10-K that are not based on historical facts are forward looking statements, subject to uncertainties and risks, including, but not limited to, the constantly changing healthcare environment, potential reductions in reimbursement by government and third party payors for the Company's products and services, the demand for the Company's products and services, economic and competitive conditions, the availability of appropriate acquisition candidates and the successful completion of acquisitions, access to borrowed and/or equity capital on favorable terms, and other risks detailed in the Company's Securities and Exchange Commission filings.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 10, 1999, under "Information Regarding the Board of Directors and Executive Officers" and is herein incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 10, 1999, under "Executive Compensation" and is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 10, 1999, under "Security Ownership of Principal Stockholders and Management" and is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) (1) The following consolidated financial statements of Lincare Holdings Inc. and subsidiaries are filed as part of this Form 10-K starting at page F-1:

        Independent Auditors' Report

        Consolidated Balance Sheets -- December 31, 1998 and 1997

        Consolidated Statements of Operations -- Years ended December 31, 1998, 1997, and 1996.

        Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1998, 1997, and 1996

        Consolidated Statements of Cash Flows -- Years ended December 31, 1998, 1997, and 1996

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

         (3) Exhibits included or incorporated herein:

        See Exhibit Index.

     (b) The Company did not file a Current Report on Form 8-K during the three months ended December 31, 1998.

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

                   SIGNATURE                                   POSITION                     DATE
                   ---------                                   --------                     ----

               /s/ JAMES T. KELLY                 Chairman of the Board                 March 29, 1999
------------------------------------------------
                 James T. Kelly

               /s/ JOHN P. BYRNES                 Director, President and Chief         March 29, 1999
------------------------------------------------    Executive Officer
                 John P. Byrnes

               /s/ PAUL G. GABOS                  Secretary, Chief Financial and        March 29, 1999
------------------------------------------------    Principal Accounting Officer
                 Paul G. Gabos

              /s/ CHESTER B. BLACK                Director                              March 29, 1999
------------------------------------------------
                Chester B. Black

               /s/ FRANK T. CARY                  Director                              March 29, 1999
------------------------------------------------
                 Frank T. Cary

           /s/ WILLIAM F. MILLER, III             Director                              March 29, 1999
------------------------------------------------
             William F. Miller, III

               /s/ ANDREW M. PAUL                 Director                              March 29, 1999
------------------------------------------------
                 Andrew M. Paul

               /s/ THOMAS O. PYLE                 Director                              March 29, 1999
------------------------------------------------
                 Thomas O. Pyle

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

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincare Holdings Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

St. Petersburg, Florida
February 9, 1999

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                 1998         1997
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................   $  5,100     $  4,078
  Accounts and notes receivable (note 2)....................     85,187       68,383
  Income taxes receivable...................................      3,553        2,530
  Inventories...............................................      2,908        1,542
  Prepaid expenses..........................................        478          516
                                                               --------     --------
          Total current assets..............................     97,226       77,049
                                                               --------     --------
Property and equipment (notes 3 and 4)......................    246,033      181,438
Less accumulated depreciation...............................    105,799       73,148
                                                               --------     --------
          Net property and equipment........................    140,234      108,290
                                                               --------     --------
Other assets:
  Goodwill, less accumulated amortization of $24,690 in 1998
     and $16,954 in 1997....................................    336,485      245,600
  Intangible assets, less accumulated amortization of
     $40,035 in 1998 and $36,457 in 1997....................      6,102        5,262
  Covenants not to compete, less accumulated amortization of
     $10,963 in 1998 and $9,531 in 1997.....................      1,772        2,869
  Other.....................................................        820        1,318
                                                               --------     --------
          Total other assets................................    345,179      255,049
                                                               --------     --------
                                                               $582,639     $440,388
                                                               ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations (note 5)....   $ 12,923     $  8,580
  Accounts payable..........................................     19,169       14,390
  Accrued expenses:
     Compensation and benefits..............................     10,679        8,781
     Other..................................................      5,377        3,192
                                                               --------     --------
          Total current liabilities.........................     48,148       34,943
                                                               --------     --------
Long-term obligations, excluding current installments (note
  5)........................................................     22,258        4,602
Deferred income taxes (note 6)..............................     15,651        6,861
Minority interest...........................................        926          915
Stockholders' equity (notes 6, 7, and 8):
  Common stock, $.01 par value. Authorized 200,000,000
     shares; issued and outstanding 58,354,266 in 1998 and
     57,441,090 in 1997.....................................        583          574
  Additional paid-in capital................................    128,828      110,714
  Retained earnings.........................................    367,085      281,779
  Less treasury stock, at cost: 24,788 shares in 1998.......        840           --
                                                               --------     --------
          Total stockholders' equity........................    495,656      393,067
Commitments and contingencies (notes 4 and 14)..............
                                                               --------     --------
                                                               $582,639     $440,388
                                                               ========     ========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                            1998             1997             1996
                                                         -----------      -----------      -----------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues (note 9)..................................   $487,407         $443,181         $348,870
                                                          --------         --------         --------
Costs and expenses:
  Cost of goods and services...........................     76,367           65,932           53,711
  Operating expenses...................................    111,222           93,830           75,158
  Selling, general and administrative expenses.........    107,691           90,225           71,259
  Bad debt expense.....................................      5,849            4,432            3,472
  Depreciation expense.................................     34,430           27,603           20,790
  Amortization expense.................................     12,745           14,229           13,128
  Non-recurring expense (note 11)......................         --           15,557            3,932
                                                          --------         --------         --------
                                                           348,304          311,808          241,450
                                                          --------         --------         --------
          Operating income.............................    139,103          131,373          107,420
                                                          --------         --------         --------
Other income (expenses):
  Interest income......................................        447              202              153
  Interest expense.....................................     (1,177)          (1,161)            (497)
  Net loss on disposal of property and equipment.......       (113)             (93)             (80)
                                                          --------         --------         --------
                                                              (843)          (1,052)            (424)
                                                          --------         --------         --------
          Income before income taxes...................    138,260          130,321          106,996
Income tax expense (note 6)............................     52,954           50,173           40,422
                                                          --------         --------         --------
          Net income...................................   $ 85,306         $ 80,148         $ 66,574
                                                          ========         ========         ========
Income per common share (note 10):
  Basic................................................   $   1.47         $   1.41         $   1.19
                                                          ========         ========         ========
  Diluted..............................................   $   1.44         $   1.37         $   1.15
                                                          ========         ========         ========
Weighted average number of common shares outstanding...     57,992           56,837           55,999
                                                          ========         ========         ========
Weighted average number of common shares and common
  share equivalents outstanding........................     59,435           58,655           57,726
                                                          ========         ========         ========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                        ADDITIONAL                             TOTAL
                                               COMMON    PAID-IN     RETAINED   TREASURY   STOCKHOLDERS'
                                               STOCK     CAPITAL     EARNINGS    STOCK        EQUITY
                                               ------   ----------   --------   --------   -------------
                                                        (DOLLARS IN THOUSANDS)
Balances at December 31, 1995................   $554     $ 85,772    $135,057       --       $221,383
Exercise of stock options (note 8)...........     10        4,890          --       --          4,900
Tax benefit related to exercise of employee
  stock options (notes 6 and 8)..............     --        6,391          --       --          6,391
Net income...................................     --           --      66,574       --         66,574
                                                ----     --------    --------     ----       --------
Balances at December 31, 1996................    564       97,053     201,631       --        299,248
Exercise of stock options (note 8)...........     10        7,108          --       --          7,118
Tax benefit related to exercise of employee
  stock options (notes 6 and 8)..............     --        6,553          --       --          6,553
Net income...................................     --           --      80,148       --         80,148
                                                ----     --------    --------     ----       --------
Balances at December 31, 1997................    574      110,714     281,779       --        393,067
Exercise of stock options (note 8)...........      9        9,412          --       --          9,421
Tax benefit related to exercise of employee
  stock options (notes 6 and 8)..............     --        8,702          --       --          8,702
Net income...................................     --           --      85,306       --         85,306
Treasury stock acquired......................     --           --          --      840            840
                                                ----     --------    --------     ----       --------
Balances at December 31, 1998................   $583     $128,828    $367,085     $840       $495,656
                                                ====     ========    ========     ====       ========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                1998        1997        1996
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  85,306   $  80,148   $  66,574
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Increase in provision for losses on accounts and notes
       receivable...........................................     (2,080)       (750)     (1,433)
     Depreciation expense...................................     34,430      27,603      20,790
     Loss on disposal of property and equipment.............        113          93          80
     Amortization expense...................................     12,745      14,229      13,128
     Amortization of imputed interest.......................         67          22          80
     Deferred income taxes..................................      8,790      (1,549)      1,090
     Minority interest in net earnings of subsidiary........        264         254         252
     Non-recurring expense (note 11)........................         --      15,557          --
     Change in operating assets and liabilities:
       Increase in accounts and notes receivable............     (8,377)    (13,698)     (6,883)
       (Increase) decrease in inventories...................     (1,103)        441        (256)
       (Increase) decrease in prepaid expenses..............       (113)       (118)         81
       Increase (decrease) in accounts payable..............      4,779      (2,568)      6,743
       Increase (decrease) in accrued expenses..............      2,942       2,676        (339)
       Decrease in income taxes.............................      7,679       4,210       6,976
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........    145,442     126,550     106,883
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of property and equipment..............        158         127         276
  Capital expenditures......................................    (62,188)    (50,676)    (38,241)
  Increase (decrease) in other assets.......................        498        (575)       (524)
  Business acquisitions, net of cash acquired (note 13).....    (95,704)    (66,249)    (64,764)
                                                              ---------   ---------   ---------
          Net cash used by investing activities.............   (157,236)   (117,373)   (103,253)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from long-term obligations.......................     64,000     101,559      58,000
  Payment of long-term obligations..........................    (59,512)   (115,073)    (65,772)
  Decrease in minority interest.............................       (253)       (244)       (226)
  Proceeds from issuance of common stock....................      9,421       7,118       4,900
  Payment to acquire treasury stock.........................       (840)         --          --
                                                              ---------   ---------   ---------
          Net cash provided (used) by financing
            activities......................................     12,816      (6,640)     (3,098)
                                                              ---------   ---------   ---------
          Net increase in cash and cash equivalents.........      1,022       2,537         532
Cash and cash equivalents, beginning of year................      4,078       1,541       1,009
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $   5,100   $   4,078   $   1,541
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996
(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

     Lincare Holdings Inc. and subsidiaries (the "Company") provides oxygen, respiratory therapy services, and infusion therapy services to the home health care market and also supplies home medical equipment, such as hospital beds, wheelchairs and other medical supplies. The Company's customers are located in 42 states. The Company's supplies are readily available and the Company is not dependent on a single supplier or even a few suppliers.

  (b) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

  (e) Financial Instruments

     The Company believes the book value of its cash equivalents, accounts and notes receivable, income taxes receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature. The book value of the Company's bank credit agreement and long-term obligations approximate their fair value as the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company. The Company had no derivative financial instruments at December 31, 1998 or 1997.

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

Land improvements...........................................  15 years
Building and improvements...................................  5 to 40 years
Equipment and furniture.....................................  3 to 11 years

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

     The Company periodically evaluates goodwill and other intangible assets by utilizing an operating income realization test. In addition, the Company considers the effects of external changes to the Company's business environment, including competitive pressures, market changes and technological and regulatory changes.

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

  (j) Pension Plan

     The Company has a defined contribution pension plan covering substantially all employees. The Company makes monthly contributions to the plan equal to the amount accrued for pension expense. Employer contributions (net of applied forfeitures) were approximately $2,248,000 in 1998, $1,895,000 in 1997, and $1,362,000 in 1996.

  (k) Statements of Cash Flows

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

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(M) NEW ACCOUNTING STANDARDS

     In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. The Company has no components of comprehensive income, therefore the adoption of this standard did not have any effect on the financial statements.

(2) ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable at December 31, 1998 and 1997 consist of:

                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Trade.......................................................  $94,284   $76,161
Other.......................................................      256       173
                                                              -------   -------
                                                               94,540    76,334
Less allowance for uncollectible accounts...................    9,353     7,951
                                                              -------   -------
                                                              $85,187   $68,383
                                                              =======   =======

(3) PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1997 consist of:

                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Land and improvements.......................................  $     85   $     85
Building and improvements...................................     1,393      1,151
Equipment and furniture.....................................   244,555    180,202
                                                              --------   --------
                                                              $246,033   $181,438
                                                              ========   ========

     Rental equipment of approximately $187,806,000 in 1998 and $138,667,000 in 1997 are included with equipment and furniture.

(4) LEASES

     The Company has several noncancelable operating leases, primarily for buildings, office equipment and vehicles, that expire over the next five years and provide for purchase or renewal options. Operating lease expense was approximately $18,739,000 in 1998, $16,012,000 in 1997, and $12,617,000 in 1996.

     Future minimum lease payments under noncancelable operating leases as of December 31, 1998 are as follows:

                                                              (IN THOUSANDS)
1999........................................................     $16,588
2000........................................................      12,008
2001........................................................       7,120
2002........................................................       2,704
2003........................................................         512
                                                                 -------
          Total minimum lease payments......................     $38,932
                                                                 =======

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(5) LONG-TERM OBLIGATIONS

     Long-term obligations at December 31, 1998 and 1997 consist of:

                                                               1998      1997
                                                              -------   ------
                                                               (IN THOUSANDS)
Borrowings under revolving credit portion of bank credit
  agreement bearing interest at the Interbank Offered Rate
  (5.82% at December 31, 1998), adjusted for changes in
  reserve requirements, plus an applicable margin based upon the Company's consolidated leverage ratio (consolidated
  funded indebtedness to consolidated EBITDA) payable in
  2000......................................................  $22,000   $4,000
Unsecured, deferred acquisition obligations net of imputed
  interest, payable in various installments through 1999....   12,566    8,225
Computer equipment purchases financed through installment
  loans; interest (4.17% to 4.52%) and principal are payable
  monthly through 2000......................................      615      957
                                                              -------   ------
          Total long-term obligations.......................   35,181   13,182
          Less: current installments........................   12,923    8,580
                                                              -------   ------
          Long-term debt, excluding current installments....  $22,258   $4,602
                                                              =======   ======

     The credit agreement with a commercial bank dated November 25, 1997 permits the Company to borrow amounts up to $75,000,000 on a revolving credit facility and $25,000,000 on a line of credit facility. The revolving credit facility has a termination date of three years from the date of the credit agreement (November 24, 2000) and the line of credit has a termination date of February 28, 2000. Outstanding borrowings under the line of credit at the termination date of the facility may be converted to a term loan at the option of the Company and shall mature on the revolving credit facility termination date. At December 31, 1998, there were no borrowings outstanding on the line of credit. Upon entering into the credit agreement, an origination fee of $150,000 was paid and is being amortized over three years. Commitment fees on the unused portion of the facilities (.175% on the revolving credit facility and .125% on the line of credit at December 31, 1998) are based upon the Company's consolidated leverage ratio for the most recent four fiscal quarters. Interest accrued on the outstanding principal balance that is not termed for repayment is payable quarterly. The credit agreement contains several financial and other covenants and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc.

     Unamortized imputed interest on the deferred acquisition obligations and installment loans at 4.17% to 8.25% was $38,000 in 1998 and $103,000 in 1997.

     The aggregate maturities of long-term obligations for each of the five years subsequent to December 31, 1998 are as follows:

                                                              (IN THOUSANDS)
1999........................................................     $12,923
2000........................................................      22,258
                                                                 -------
                                                                 $35,181
                                                                 =======

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6) INCOME TAXES

     The tax effects of temporary differences that account for significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Accrued expenses, principally due to deferral for income
     tax reporting purposes.................................  $ (4,113)  $ (3,388)
  Intangible assets and covenants not to compete,
     principally due to differences in amortization.........    (7,575)    (7,927)
  Net operating loss carryforward...........................      (113)      (220)
                                                              --------   --------
          Total gross deferred tax assets...................   (11,801)   (11,535)
                                                              --------   --------
Deferred tax liabilities:
  Accounts receivable, principally due to valuation
     adjustment.............................................     1,688         --
  Property and equipment, principally due to differences in
     depreciation...........................................    14,473      9,524
  Goodwill, principally due to differences in
     amortization...........................................     8,350      6,415
  Other.....................................................     2,941      2,457
                                                              --------   --------
          Total gross deferred tax liabilities..............    27,452     18,396
                                                              --------   --------
          Net deferred tax liability........................  $ 15,651   $  6,861
                                                              ========   ========

     There is no valuation allowance for deferred tax assets. The Company expects that the results of future operations will generate sufficient taxable income to allow for the utilization of deferred tax assets.

     Income tax expense attributable to operations consists of:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1998      1997      1996
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Current:
  Federal.................................................  $36,423   $44,641   $35,149
  State...................................................    3,850     7,081     4,183
                                                            -------   -------   -------
          Total current...................................   40,273   $51,722   $39,332
Deferred:
  Federal.................................................   11,535    (1,347)      959
  State...................................................    1,146      (202)      131
                                                            -------   -------   -------
          Total deferred..................................   12,681    (1,549)    1,090
                                                            -------   -------   -------
          Total income tax expense........................  $52,954   $50,173   $40,422
                                                            =======   =======   =======
Total income tax expense was allocated:
  Income from operations..................................  $52,954   $50,173   $40,422
  Stockholders' equity for compensation expense for tax
     purposes.............................................   (8,702)   (6,553)   (6,391)
                                                            -------   -------   -------
                                                            $44,252   $43,620   $34,031
                                                            =======   =======   =======

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Total income tax expense differs from the amounts computed by applying a U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1998      1997      1996
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Computed "expected" tax expense...........................  $48,391   $45,612   $37,449
State income taxes, net of federal income tax benefit.....    3,247     4,471     2,804
Other.....................................................    1,316        90       169
                                                            -------   -------   -------
          Total income tax expense........................  $52,954   $50,173   $40,422
                                                            =======   =======   =======

(7) STOCKHOLDERS' EQUITY

     The Company has 5,000,000 authorized shares of preferred stock, all of which are unissued. The Board of Directors has the authority to issue up to such number of shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications, limitations and restrictions thereof without any further vote or action by the stockholders.

(8) STOCK OPTIONS

     The Company has five stock option plans that provide for the grant of options to directors, officers and employees. To date, stock options have been granted with an exercise price equal to the stock's fair value at the date of grant. Stock options generally have ten-year terms and generally vest over four years.

     The Company has reserved a total of 5,947,536 shares of common stock for issuance under its Non-Qualified Stock Option Plan (the "Plan"). At December 31, 1998, there were options for 112,000 shares outstanding and options for 1,960 shares available for issuance under the Plan. The Company has reserved a total of 3,200,000 shares of common stock for issuance under its 1991 Stock Plan (the "1991 Plan"). At December 31, 1998 there were options for 603,500 shares outstanding and options for 7,600 shares available for issuance under the 1991 Plan. The Company has reserved a total of 1,000,000 shares of common stock for issuance under its 1994 Stock Plan (the "1994 Plan"). At December 31, 1998, there were options for 780,500 shares outstanding and no options available for issuance under the 1994 Plan. The Company has reserved a total of 2,000,000 shares of common stock for issuance under its 1996 Stock Plan (the "1996 Plan"). At December 31, 1998, there were options for 1,823,800 shares outstanding and options for 84,000 shares available for issue under the 1996 Plan. The Company has reserved a total of 1,000,000 shares of common stock for issuance under its 1998 stock plan (the "1998 Plan"). At December 31, 1998, there were options for 719,000 shares outstanding and options for 281,000 shares available for issue under the 1998 Plan.

     The per share weighted average fair value of stock options granted during 1998, 1997, and 1996 was $23.61, $11.35 and $8.74 on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions: 1998 -- expected dividend yield 0%, risk-free interest rate of 5.3%, expected life of 9 years, and volatility of 59.0%; 1997 -- expected dividend yield 0%, risk-free interest rate of 5.7%, expected life of 9 years, and volatility of 39.9%; 1996 -- expected dividend yield 0%, risk-free interest rate of 6.2%, expected life of 7 years, and volatility of 42.2%.

     The Company applies APB Opinion No. 25 in accounting for its stock plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                     1998      1997      1996
                                                    -------   -------   -------
                                                     (IN THOUSANDS, EXCEPT PER
                                                            SHARE DATA)
Net income:
  As reported.....................................  $85,306   $80,148   $66,574
                                                    =======   =======   =======
  Pro forma.......................................  $78,689   $75,843   $64,093
                                                    =======   =======   =======
Income per common share:
  Basic -- as reported............................  $  1.47   $  1.41   $  1.19
                                                    =======   =======   =======
  Diluted -- as reported..........................  $  1.44   $  1.37   $  1.15
                                                    =======   =======   =======
  Basic -- pro forma..............................  $  1.36   $  1.33   $  1.14
                                                    =======   =======   =======
  Diluted -- pro forma............................  $  1.32   $  1.29   $  1.11
                                                    =======   =======   =======

     Pro forma net income reflects only options granted in 1998, 1997, and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income or per share amounts presented above because compensation cost is reflected over the options vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

     Information related to the plans is as follows:

                                                            NUMBER OF    WEIGHTED AVERAGE
                                                             OPTIONS      EXERCISE PRICE
                                                            ----------   ----------------
Outstanding at December 31, 1995..........................   4,085,958        $ 8.08
Exercised in 1996.........................................  (1,136,318)         4.37
Canceled in 1996..........................................     (58,800)         8.21
Options issued in 1996....................................   1,060,000         16.22
                                                            ----------
Outstanding at December 31, 1996..........................   3,950,840         11.33
Exercised in 1997.........................................    (931,098)         7.57
Canceled in 1997..........................................     (32,000)        15.43
Options issued in 1997....................................     948,000         19.36
                                                            ----------
Outstanding at December 31, 1997..........................   3,935,742         14.22
Exercised in 1998.........................................    (903,942)        10.42
Canceled in 1998..........................................     (83,000)        21.34
Options issued in 1998....................................   1,090,000         33.83
                                                            ----------
Outstanding at December 31, 1998..........................   4,038,800        $19.88
                                                            ==========

     At December 31, 1998, the range of exercise prices and weighted average remaining contractual life of outstanding options were as follows:

                                                               OPTIONS            WEIGHTED
                                                          OUTSTANDING AS OF       AVERAGE
                       RANGE OF                             DECEMBER 31,         REMAINING
                    EXERCISE PRICES                             1998          CONTRACTUAL LIFE
                    ---------------                       -----------------   ----------------
$ 6.06 -$12.50 ........................................       1,186,000           4.8 years
$12.63 -$18.91 ........................................       1,457,800           5.9 years
$19.50 -$29.38 ........................................         676,000           7.9 years
$35.63 -$35.63 ........................................         719,000           8.4 years
                                                              ---------
$ 6.06 -$35.63 ........................................       4,038,800           6.4 years
                                                              =========

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1998, 1997 and 1996 the number of options exercisable was 1,535,800, 1,400,742, and 1,651,840, respectively, and the weighted average exercise price of those options was $12.61, $9.86, and $7.81 respectively.

     In connection with the exercise of certain stock options, the Company receives a tax deduction for the difference between the fair value of the common stock at the date of exercise and the exercise price. The related income tax benefit of approximately $8,702,000 in 1998, $6,553,000 in 1997, and $6,391,000
in 1996 has been recorded as a reduction of income taxes payable and an increase to additional paid-in capital.

(9) NET REVENUES

     Included in the Company's net revenues is reimbursement from the federal government under Medicare, Medicaid and other federally funded programs, which aggregated approximately 62% in 1998, 63% in 1997, and 61% in 1996 of such net revenues.

(10) INCOME PER COMMON SHARE

     A reconciliation of the numerators and the denominators of the basic and diluted per common share computations is as follows:

                                                     INCOME         SHARES       PER SHARE
                                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                   -----------   -------------   ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1998
  Basic:
     Income available to common stockholders....     $85,306        57,992         $1.47
                                                                                   =====
  Effect of Dilutive Securities:
     Stock Options..............................          --         1,443
                                                     -------        ------
  Diluted:
     Income available to common stockholders and
       holders of dilutive securities...........     $85,306        59,435         $1.44
                                                     =======        ======         =====
YEAR ENDED DECEMBER 31, 1997
  Basic:
     Income available to common stockholders....     $80,148        56,837         $1.41
                                                                                   =====
  Effect of Dilutive Securities:
     Stock Options..............................          --         1,818
                                                     -------        ------
  Diluted:
     Income available to common stockholders and
       holders of dilutive securities...........     $80,148        58,655         $1.37
                                                     =======        ======         =====
YEAR ENDED DECEMBER 31, 1996
  Basic:
     Income available to common stockholders....     $66,574        55,999         $1.19
                                                                                   =====
  Effect of Dilutive Securities:
     Stock Options..............................          --         1,727
                                                     -------        ------
  Diluted:
     Income available to common stockholders and
       holders of dilutive securities...........     $66,574        57,726         $1.15
                                                     =======        ======         =====

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(11) NON-RECURRING EXPENSE

     In 1997, the Company recorded a non-recurring expense of $15,557,000 of which $11,849,000 was related to the write down of impaired oxygen rental equipment and $3,708,000 was related to the impairment write down of certain customer list intangible assets. The charges adjusted the carrying value of certain assets affected by provisions contained in the Balanced Budget Act of 1997. This legislation reduced Medicare reimbursement for home oxygen equipment and services by 30 percent over the two year period commencing January 1, 1998. The fair values of the oxygen rental equipment and customer list were determined based on discounted cash flows taking into account the reduced reimbursement rates. In 1996, the Company recorded a non-recurring expense of $3,932,000 of which $2,682,000 was related to the restructuring of certain senior management employment agreements. The remainder of the charge related to the resolution of an investigation in the amount of $1,000,000, together with related legal fees of $250,000.

(12) SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Cash paid for:
  Interest..................................................  $ 1,106   $ 1,139   $   414
                                                              =======   =======   =======
  Income taxes..............................................  $37,699   $47,512   $31,566
                                                              =======   =======   =======

(13) BUSINESS COMBINATIONS

     During 1998, the Company acquired the outstanding stock or certain assets of 24 businesses in 24 separate transactions. During 1997, the Company acquired the outstanding stock or certain assets of 24 businesses in 24 separate transactions. Consideration for the acquisitions generally included cash, unsecured non-interest bearing obligations and the assumption of certain liabilities.

     None of the businesses acquired were related to the Company prior to acquisition. Each acquisition during 1998 and 1997 was accounted for as a purchase. The results of operations of the acquired companies are included in the accompanying consolidated statement of operations since the respective dates of acquisition. Each of the acquired companies conducted operations similar to that of the Company.

     The aggregate cost of the acquisitions described above was as follows:

                                                                1998      1997
                                                              --------   -------
                                                                (IN THOUSANDS)
Cash........................................................  $ 96,250   $66,597
Deferred acquisition obligations............................    16,510    11,583
Assumption of liabilities...................................     1,219     1,475
                                                              --------   -------
                                                              $113,979   $79,655
                                                              ========   =======

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The aggregate purchase price of the acquisitions described above was allocated as follows:

                                                                1998      1997
                                                              --------   -------
                                                                (IN THOUSANDS)
Current assets (including cash acquired of $546 in 1998 and
  $348 in 1997).............................................  $  6,708   $ 4,547
Property and equipment......................................     4,459     3,755
Intangible assets...........................................     4,753     6,904
Goodwill....................................................    98,059    64,449
                                                              --------   -------
                                                              $113,979   $79,655
                                                              ========   =======

     The following unaudited pro forma supplemental information on the results of operations for the years ended December 31, 1998 and 1997 include the acquisitions as if they had been combined at the beginning of the respective years.

                                                                 1998         1997
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Net revenues................................................   $520,930     $501,362
                                                               ========     ========
Net income..................................................   $ 90,374     $ 89,597
                                                               ========     ========
Basic -- income per common share............................   $   1.56     $   1.58
                                                               ========     ========
Diluted -- income per common share..........................   $   1.52     $   1.53
                                                               ========     ========

     This unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective years or of future results of operations of the combined companies.

(14) CONTINGENCIES

     The Company has received subpoenas from the U.S. Attorney's Office in Sacramento, California requesting various documents including (i) documents relating to the provision of home oxygen therapy to beneficiaries of certain federally funded health care programs during 1995 and 1996 by five Lincare locations in California and Oregon; (ii) documents concerning certain marketing programs and practices for oxygen and other therapies, and certain policies and procedures, in place at these five Lincare locations from 1995 through June 1998; and (iii) certain information regarding compliance with the billing and documentation requirements of various federally funded health care programs by ten Lincare locations in California and Oregon from 1995 through June 1998. The government has not served the Company with a complaint nor has it disclosed the basis for its inquiries. Thus, the duration or outcome of this matter cannot be predicted with any degree of certainty. The Company is cooperating with the government's request for information.

     The Company has received, and expects that, as a health care provider, it will receive in the future, inquiries from government agencies and fiscal intermediaries requesting patient records and other documents to support claims submitted by the Company for payment of services rendered to its customers. The Company is involved in certain other claims and legal actions arising in the ordinary course of business. The ultimate disposition of all such matters is not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of quarterly financial results for the years ended December 31, 1998 and 1997:

                                                 FIRST      SECOND     THIRD      FOURTH
                                                QUARTER    QUARTER    QUARTER    QUARTER
                                                --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998:
  Net revenues................................  $111,904   $119,518   $125,691   $130,294
                                                ========   ========   ========   ========
  Operating income............................  $ 29,435   $ 33,582   $ 37,284   $ 38,802
                                                ========   ========   ========   ========
  Net income..................................  $ 18,178   $ 20,724   $ 22,733   $ 23,671
                                                ========   ========   ========   ========
  Income per common share:
  Basic.......................................  $    .32   $    .36   $    .39   $    .41
                                                ========   ========   ========   ========
  Diluted.....................................  $    .31   $    .35   $    .38   $    .40
                                                ========   ========   ========   ========
1997:
  Net revenues................................  $101,012   $108,702   $114,772   $118,695
                                                ========   ========   ========   ========
  Operating income(1).........................  $ 32,825   $ 35,995   $ 38,498   $ 24,055
                                                ========   ========   ========   ========
  Net income(1)...............................  $ 20,055   $ 21,843   $ 23,548   $ 14,702
                                                ========   ========   ========   ========
  Income per common share:
  Basic.......................................  $    .36   $    .39   $    .41   $    .26
                                                ========   ========   ========   ========
  Diluted.....................................  $    .35   $    .37   $    .40   $    .25
                                                ========   ========   ========   ========

---------------

(1) The 1997 fourth quarter operating income included a non-recurring expense of $15,557,000 ($9,568,000 after-tax) (see note 11).

                                                                   SCHEDULE VIII

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE AT   CHARGED TO   CHARGED TO
                                        BEGINNING    COSTS AND      OTHER                      BALANCE AT
             DESCRIPTION                OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS    END OF PERIOD
             -----------                ----------   ----------   ----------    ----------    -------------
                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1998
Deducted from asset accounts:
  Allowance for uncollectible
     accounts.........................    $7,951       $5,849       $2,632(1)     $7,079(2)      $9,353
                                          ======       ======       ======        ======         ======
YEAR ENDED DECEMBER 31, 1997
Deducted from asset accounts:
  Allowance for uncollectible
     accounts.........................    $5,917       $4,432       $3,724(1)     $6,122(2)      $7,951
                                          ======       ======       ======        ======         ======
YEAR ENDED DECEMBER 31, 1996
Deducted from asset accounts:
  Allowance for uncollectible
     accounts.........................    $4,535       $3,472       $2,788(1)     $4,878(2)      $5,917
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

(1) To record allowance on business combinations
(2) To record write-offs

                               INDEX OF EXHIBITS



                                                                                                      Sequentially
Exhibit                                                                                                   Numbered
Number                            Exhibit                                                                     Page
------                            -------                                                                     ----
       +3.1-   Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.  . . . .

 *****3.1.1-   Certificate of Amendment to the Amended and Restated Certificate of Incorporation
               of Lincare Holdings Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

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

     /10.34-   Employment Agreement dated as of January 1, 1997 between Lincare Holdings Inc.
               and John P. Byrnes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

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

     /10.40-   Employment Agreement dated as of June 1, 1997 between Lincare Holdings Inc. and
               Paul G. Gabos . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

     /10.41-   Employee Stock Purchase Plan  . . . . . . . . . . . . . . . . . . . . . . . . . .

     /10.42-   Credit Agreement dated November 25, 1997 between Registrant and NationsBank of
               Florida N.A.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

     /10.43-   Form of Non-employee Director Stock Option Agreement  . . . . . . . . . . . . . .

     /10.44-   Form of Non-qualified Stock Option Agreement  . . . . . . . . . . . . . . . . . .

 +++++22.2-    List of Subsidiaries of Lincare Holdings Inc. . . . . . . . . . . . . . . . . . .

      23.1-    Consent of KPMG Peat Marwick LLP  . . . . . . . . . . . . . . . . . . . . . . . .

      27.1-    Financial Data Schedule 12/31/98 (for SEC Use Only)   . . . . . . . . . . . . . .
      27.2-    Financial Data Schedule 12/31/97 (for SEC Use Only)   . . . . . . . . . . . . . .
      27.3-    Financial Data Schedule 12/31/96 (for SEC Use Only)   . . . . . . . . . . . . . .

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

*       Incorporated by reference to the Registrant's Form 10-K dated
        March 22, 1995.

**      Incorporated by reference to the Registrant's Form 8-K dated May 24,
        1995.

***     Incorporated by reference to the Registrant's Form 10-K dated March 27,
        1996.

****    Incorporated by reference to the Registrant's Form 10-K dated March 25,
        1997.

***** Incorporate by reference to the Registrant's Form 10-Q dated August 12, 1998.

    /   Incorporate by reference to the Registrant's Form 10-K dated March 26,
        1998.