Form 10-Q
period 1999-03-31
LINCARE HOLDINGS INC
filed 1999-05-12
CIK 882235

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

   [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

                         COMMISSION FILE NUMBER 0-19946

                             LINCARE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      51-0331330
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

        19337 US 19 NORTH, SUITE 500,                              33764
                CLEARWATER, FL                                   (Zip Code)
   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (727) 530-7700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X    No
                                               ---     ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           CLASS                              OUTSTANDING AT APRIL 30, 1999
                           -----                              -----------------------------
Common Stock, $0.01 par value...............................        58,364,532 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LINCARE HOLDINGS INC.

                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                     INDEX

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION
Item 1  Financial Statements (unaudited)
          Condensed consolidated balance sheets.....................    3
          Condensed consolidated statements of operations...........    4
          Condensed consolidated statements of cash flows...........    5
          Notes to condensed consolidated financial statements......    6
Item 2  Management's Discussion and Analysis of Results of
          Operations and Financial Condition........................    7
Item 3  Quantitative and Qualitative Disclosure Regarding Market
          Risk......................................................    9

PART II.  OTHER INFORMATION
Item 1  Legal Proceedings...........................................    9
Item 2  Changes in Securities.......................................    9
Item 3  Defaults Upon Senior Securities.............................    9
Item 4  Submission of Matters to a Vote of the Security Holders.....    9
Item 5  Other Information...........................................    9
Item 6  Exhibits and Reports on Form 8-K............................    9

SIGNATURE...........................................................   10

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................    $  2,123       $  5,100
  Accounts and notes receivable.............................      94,275         85,187
  Income tax receivable.....................................          --          3,553
  Inventories...............................................       2,801          2,908
  Prepaid expenses..........................................         575            478
                                                                --------       --------
          Total current assets..............................      99,774         97,226
                                                                --------       --------
Property and equipment......................................     271,783        246,033
Less: accumulated depreciation..............................     115,476        105,799
                                                                --------       --------
          Net property and equipment........................     156,307        140,234
                                                                --------       --------
Other assets:
  Goodwill..................................................     386,723        336,485
  Intangible assets.........................................       7,974          6,102
  Covenants not to compete..................................       1,547          1,772
  Other.....................................................         759            820
                                                                --------       --------
          Total other assets................................     397,003        345,179
                                                                --------       --------
               Total assets.................................    $653,084       $582,639
                                                                ========       ========

Current liabilities:
  Current installments of long-term obligations.............    $ 14,526       $ 12,923
  Accounts payable..........................................      18,915         19,169
  Accrued expenses:
     Compensation and benefits..............................      10,485         10,679
     Other..................................................       8,105          5,377
     Income taxes payable...................................       7,428             --
                                                                --------       --------
          Total current liabilities.........................      59,459         48,148
                                                                --------       --------
Long-term obligations, excluding current installments.......      57,166         22,258
Deferred income taxes.......................................      15,651         15,651
Minority interest...........................................         990            926
Stockholders' equity:
  Common stock..............................................         584            583
  Additional paid-in capital................................     129,256        128,828
  Retained earnings.........................................     390,588        367,085
  Less: treasury stock......................................         610            840
                                                                --------       --------
          Total stockholders' equity........................     519,818        495,656
                                                                --------       --------
               Total liabilities and stockholders' equity...    $653,084       $582,639
                                                                ========       ========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                              ---------------------------
                                                               MARCH 31,      MARCH 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                              (IN THOUSANDS EXCEPT SHARE
                                                                  AND PER SHARE DATA)
Net revenues................................................   $  136,081     $  111,904
                                                               ----------     ----------
Costs and expenses:
  Costs of goods and services...............................       21,597         18,019
  Operating expenses........................................       30,937         26,640
  Selling, general and administrative expenses..............       29,995         25,472
  Bad debt expense..........................................        1,633          1,343
  Depreciation expense......................................        9,550          8,010
  Amortization expense......................................        3,790          2,985
                                                               ----------     ----------
                                                                   97,502         82,469
                                                               ----------     ----------
          Operating income..................................       38,579         29,435
                                                               ----------     ----------
Other income (expense):
  Interest income...........................................           49            125
  Interest expense..........................................         (652)           (87)
  Net loss on disposal of property and equipment............           (8)           (11)
                                                               ----------     ----------
                                                                     (611)            27
                                                               ----------     ----------
          Income before income taxes........................       37,968         29,462
Income taxes................................................       14,465         11,284
                                                               ----------     ----------
          Net income........................................   $   23,503     $   18,178
                                                               ==========     ==========
Income per common share.....................................
  Basic.....................................................   $     0.40     $     0.32
                                                               ==========     ==========
  Diluted...................................................   $     0.40     $     0.31
                                                               ==========     ==========
Weighted average number of common shares outstanding........   58,355,360     57,581,120
                                                               ==========     ==========
Weighted average number of common shares and common share
  equivalents outstanding...................................   59,397,126     59,445,207
                                                               ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                              --------------------------
                                                              MARCH 31,       MARCH 31,
                                                                 1999            1998
                                                              ----------      ----------
                                                                    (IN THOUSANDS)
Cash from operations........................................   $ 42,268        $ 42,872
Investing activities:
  Proceeds from sale of property and equipment..............         14              48
  Capital expenditures......................................    (22,881)        (16,258)
  Decrease in other assets..................................         61              49
  Business acquisitions, net of cash acquired...............    (37,455)         (7,860)
                                                               --------        --------
                                                                (60,261)        (24,021)
                                                               --------        --------
Financing activities:
  Proceeds from long-term obligations.......................     57,000           3,000
  Payment of long-term obligations..........................    (42,491)         (9,956)
  Decrease in minority interest.............................         --            (253)
  Proceeds from issuance of common stock....................        277           3,625
  Treasury stock issued (acquired)..........................        230            (318)
                                                               --------        --------
                                                                 15,016          (3,902)
                                                               --------        --------
Increase (decrease) in cash.................................     (2,977)         14,949
Cash and cash equivalents, beginning of period..............      5,100           4,078
                                                               --------        --------
Cash and cash equivalents, end of period....................   $  2,123        $ 19,027
                                                               ========        ========

     See accompanying notes to condensed consolidated financial statements.

                             LINCARE HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of March 31, 1999, the condensed consolidated statements of operations for the three months ended March 31, 1999 and 1998 and the condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 1998 is derived from the Lincare Holdings Inc. (the "Company") audited balance sheet as of that date.

NOTE 2 -- BUSINESS COMBINATIONS

     During the three months ended March 31, 1999 the Company acquired, in unrelated acquisitions, the stock of four companies and certain assets of two companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition.

     The aggregate cost of these acquisitions was as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Cash........................................................     $37,455
Deferred acquisition obligations............................       6,065
Assumption of liabilities...................................      17,560
                                                                 -------
                                                                 $61,080
                                                                 =======

     The aggregate purchase price was allocated as follows:

Current assets..............................................     $ 2,191
Property and equipment......................................       2,776
Intangible assets...........................................       2,975
Goodwill....................................................      53,138
                                                                 -------
                                                                 $61,080
                                                                 =======

     Unaudited pro forma supplemental information on the results of operations for the three months ended March 31, 1999 and March 31, 1998 are provided below and reflect the acquisitions as if they had been combined at the beginning of each respective period.

                                                               FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
                                                               (IN THOUSANDS EXCEPT
                                                                 PER SHARE DATA)
Net revenues................................................  $139,941      $119,659
                                                              ========      ========
Net income..................................................  $ 23,832      $ 19,175
                                                              ========      ========
Income per common share:
  Basic.....................................................  $   0.41      $   0.33
                                                              ========      ========
  Diluted...................................................  $   0.41      $   0.32
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

BALANCED BUDGET ACT OF 1997

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

OPERATING RESULTS

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Oxygen and other respiratory therapy........................  $121,622    $ 99,987
Home medical equipment and other............................    14,459      11,917
                                                              --------    --------
          Total.............................................  $136,081    $111,904
                                                              ========    ========

     Net revenues for the three months ended March 31, 1999 increased by $24,177,000 (or 21.6%) compared with the three months ended March 31, 1998. The price cuts attributable to the BBA reduced the Company's revenues by approximately $4,520,000 for the three months ended March 31, 1999. Excluding the effect on the Company's revenues from the Medicare price reductions, internally generated growth increased revenues by approximately $13,936,000 (or 12.5%) while growth from acquisitions increased revenues by approximately $14,762,000 (or 13.1%) for the three months ended March 31, 1999 over the comparable prior year period.

     Cost of goods and services as a percentage of net revenues was 15.9% for the three months ended March 31, 1999 compared with 16.1% for the three months ended March 31, 1998.

     Operating expenses as a percentage of net revenues were 22.7% for the three months ended March 31, 1999 as compared to 23.8% for the three months ended March 31, 1998.

     Selling, general and administrative expenses as a percentage of net revenues were 22.0% for the three months ended March 31, 1999 compared with 22.8% for the three months ended March 31, 1998.

     The Company was able to offset approximately $1,200,000 of the price cuts attributed to the BBA in the first quarter of 1999 by maintaining a cost structure that, with increases in net revenues, allows the Company to spread its overhead over the larger base of revenue, resulting in improvements in operating income.

     Amortization expense for the three months ended March 31, 1999 increased to $3,790,000 compared with $2,985,000 for the three month period ending March 31, 1998. The increase is attributable to the amortization of intangible assets associated with business combinations in 1998 and the first quarter of 1999.

     Operating income for the three months ended March 31, 1999 increased to $38,579,000 compared with $29,435,000 for the three months ended March 31, 1998. The increases in operating income are attributable to the continued revenue growth and efforts to control costs.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operating activities was $42,268,000 for the three months ended March 31, 1999 compared with $42,872,000 for the three months ended March 31, 1998.

     Net cash used in investing and financing activities was $45,245,000 for the three months ended March 31, 1999 compared with $27,923,000 for the three months ended March 31, 1998. Activity during the three-month period ended March 31, 1999 included the Company's investment of $37,455,000 in business acquisitions, investment in capital equipment of $22,881,000, proceeds of $57,000,000 from long-term obligations, and payments of $42,491,000 related to long-term obligations.

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

     The Company uses a proprietary and internally developed management information system (MIS) which serves as the platform for the operating and financial activities of the Company. The MIS system processes billings to and collections from third party payors for services provided by the Company and supports all of the Company's accounting, finance and general ledger functions. The system provides management with information used to measure and evaluate performance levels throughout the Company including revenues and profitability, accounts receivable and collections, equipment controls and utilization, customer activity and manpower trends. The Company has completed, in all material respects, the conversion of its mission-critical MIS software thereby mitigating the risk of Year 2000 problems. The costs associated with this conversion were immaterial and fully expensed in the prior fiscal year.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

     The Company has no derivative securities as of March 31, 1999. The Company is exposed to changes in interest rates as a result of its bank credit agreement which is based on the London Interbank Offered Rate.

     A 10% increase in interest rates related to the Company's bank credit facility would not have a material effect on the Company's earnings over the next fiscal year or the bank credit agreement's fair value.

FORWARD LOOKING STATEMENTS

     Statements contained in this Form 10-Q that are not based on historical facts are forward looking statements, subject to uncertainties and risks, including, but not limited to, the constantly changing health care environment, potential reductions in reimbursement by government and third party payors for the Company's products and services, the demand for the Company's products and services, economic and competitive conditions, the availability of appropriate acquisition candidates and the successful completion of acquisitions, access to borrowed and/or equity capital on favorable terms, and other risks detailed in the Company's Securities and Exchange Commission filings.

PART II.  OTHER INFORMATION

Item 1  Legal Proceedings

     The Company has received inquiries from government agencies requesting patient records and other documents. The Company is cooperating with the government's requests for information. The government has not disclosed the basis for these inquiries. Thus, the duration or outcomes of these matters cannot be predicted with any degree of certainty.

Items 2-5  Not applicable.

Item  6    Exhibits and Reports on Form 8-K

     (a) Exhibits:

EXHIBIT
NUMBER                                   EXHIBIT
-------                                  -------
 27.0     --   Financial Data Schedule (for SEC Use Only)

     (b) The Company did not file a Current Report on Form 8-K during the three months ended March 31, 1999.

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

May 12, 1999