Form 10-Q
period 1999-06-30
LINCARE HOLDINGS INC
filed 1999-08-11
CIK 882235

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

                         COMMISSION FILE NUMBER 0-19946

                             LINCARE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      51-0331330
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

        19337 US 19 NORTH, SUITE 500,                              33764
                CLEARWATER, FL                                   (Zip Code)
   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (727) 530-7700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           CLASS                              OUTSTANDING AT JULY 31, 1999
                           -----                              -----------------------------
Common Stock, $0.01 par value...............................        58,233,117 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LINCARE HOLDINGS INC.

                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                     INDEX

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION
Item 1  Financial Statements (unaudited)
           Condensed consolidated balance sheets....................    3
           Condensed consolidated statements of operations..........    4
           Condensed consolidated statements of cash flows..........    5
           Notes to condensed consolidated financial statements.....    6
Item 2  Management's Discussion and Analysis of Results of
        Operations and Financial Condition..........................    7
Item 3  Quantitative and Qualitative Disclosure Regarding Market
        Risk........................................................    9

PART II. OTHER INFORMATION
Item 1  Legal Proceedings...........................................    9
Item 2  Changes in Securities.......................................    9
Item 3  Defaults Upon Senior Securities.............................    9
Item 4  Submission of Matters to a Vote of the Security Holders.....   10
Item 5  Other Information...........................................   10
Item 6  Exhibits and Reports on Form 8-K............................   10

SIGNATURE...........................................................   11

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................    $    625       $  5,100
  Accounts and notes receivable.............................      93,029         85,187
  Income tax receivable.....................................       4,626          3,553
  Inventories...............................................       3,029          2,908
  Prepaid expenses..........................................         762            478
                                                                --------       --------
          Total current assets..............................     102,071         97,226
                                                                --------       --------
Property and equipment......................................     288,118        246,033
Less: accumulated depreciation..............................     125,185        105,799
                                                                --------       --------
          Net property and equipment........................     162,933        140,234
                                                                --------       --------
Other assets:
  Goodwill..................................................     392,723        336,485
  Intangible assets.........................................       9,137          6,102
  Covenants not to compete..................................       1,294          1,772
  Other.....................................................         918            820
                                                                --------       --------
          Total other assets................................     404,072        345,179
                                                                --------       --------
               Total assets.................................    $669,076       $582,639
                                                                ========       ========

Current liabilities:
  Current installments of long-term obligations.............    $ 15,305       $ 12,923
  Accounts payable..........................................      20,992         19,169
  Accrued expenses:
     Compensation and benefits..............................       9,324         10,679
     Other..................................................       6,362          5,377
                                                                --------       --------
          Total current liabilities.........................      51,983         48,148
                                                                --------       --------
Long-term obligations, excluding current installments.......      55,073         22,258
Deferred income taxes.......................................      15,651         15,651
Minority interest...........................................         804            926
Stockholders' equity:
  Common stock..............................................         584            583
  Additional paid-in capital................................     129,882        128,828
  Retained earnings.........................................     415,398        367,085
  Less: treasury stock......................................         299            840
                                                                --------       --------
          Total stockholders' equity........................     545,565        495,656
                                                                --------       --------
               Total liabilities and stockholders' equity...    $669,076       $582,639
                                                                ========       ========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                              ---------------------------   -------------------------
                                                JUNE 30,       JUNE 30,      JUNE 30,      JUNE 30,
                                                  1999           1998          1999          1998
                                              ------------   ------------   -----------   -----------
                                                  (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
Net revenues................................  $   143,025    $   119,518    $   279,106   $   231,422
                                              -----------    -----------    -----------   -----------
Costs and expenses:
  Costs of goods and services...............       22,032         18,681         43,629        36,700
  Operating expenses........................       32,466         27,643         63,403        54,283
  Selling, general and administrative
     expenses...............................       31,728         26,647         61,723        52,119
  Bad debt expense..........................        1,716          1,434          3,349         2,777
  Depreciation expense......................       10,300          8,565         19,850        16,575
  Amortization expense......................        3,977          2,966          7,767         5,951
                                              -----------    -----------    -----------   -----------
                                                  102,219         85,936        199,721       168,405
                                              -----------    -----------    -----------   -----------
          Operating income..................       40,806         33,582         79,385        63,017
                                              -----------    -----------    -----------   -----------
Other income (expense):
  Interest income...........................           57            159            106           284
  Interest expense..........................         (745)          (129)        (1,397)         (216)
  Net loss on disposal of property and
     equipment..............................          (37)           (23)           (45)          (34)
                                              -----------    -----------    -----------   -----------
                                                     (725)             7         (1,336)           34
                                              -----------    -----------    -----------   -----------
          Income before income taxes........       40,081         33,589         78,049        63,051
Income taxes................................       15,271         12,865         29,736        24,149
                                              -----------    -----------    -----------   -----------
          Net income........................  $    24,810    $    20,724    $    48,313   $    38,902
                                              ===========    ===========    ===========   ===========
Income per common share.....................
  Basic.....................................  $      0.43    $      0.36    $      0.83   $      0.67
                                              ===========    ===========    ===========   ===========
  Diluted...................................  $      0.42    $      0.35    $      0.82   $      0.66
                                              ===========    ===========    ===========   ===========
Weighted average number of common shares
  outstanding...............................   58,376,441     57,960,693     58,365,959    57,771,955
                                              ===========    ===========    ===========   ===========
Weighted average number of common shares and
  common share equivalents outstanding......   59,251,608     59,365,322     59,309,156    59,392,340
                                              ===========    ===========    ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED
                                                              ------------------------
                                                              JUNE 30,       JUNE 30,
                                                                1999           1998
                                                              ---------      ---------
                                                                   (IN THOUSANDS)
Cash from operations........................................  $ 71,805       $ 63,599
Investing activities:
  Proceeds from sale of property and equipment..............       108             68
  Capital expenditures......................................   (38,426)       (29,865)
  (Increase) decrease in other assets.......................       (98)            35
  Business acquisitions, net of cash acquired...............   (46,231)       (34,784)
                                                              --------       --------
                                                               (84,647)       (64,546)
                                                              --------       --------
Financing activities:
  Proceeds from long-term obligations.......................    91,000         18,000
  Payment of long-term obligations..........................   (83,747)       (19,887)
  Decrease in minority interest.............................      (220)          (253)
  Proceeds from issuance of common stock....................       794          6,060
  Treasury stock issued.....................................       540          1,071
                                                              --------       --------
                                                                 8,367          2,849
                                                              --------       --------
Increase (decrease) in cash.................................    (4,475)         1,902
Cash and cash equivalents, beginning of period..............     5,100          4,078
                                                              --------       --------
Cash and cash equivalents, end of period....................  $    625       $  5,980
                                                              ========       ========

     See accompanying notes to condensed consolidated financial statements.

                             LINCARE HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of operations for the three and six month periods ended June 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 1998 is derived from the Lincare Holdings Inc. (the "Company") audited balance sheet as of that date.

NOTE 2 -- BUSINESS COMBINATIONS

     During the six months ended June 30, 1999 the Company acquired, in unrelated acquisitions, the stock of four companies and certain assets of three companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition.

     The aggregate cost of these acquisitions was as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Cash........................................................     $46,231
Deferred acquisition obligations............................       7,065
Assumption of liabilities...................................      20,968
                                                                 -------
                                                                 $74,264
                                                                 =======

     The aggregate purchase price was allocated as follows:

Current assets..............................................     $ 2,316
Property and equipment......................................       4,275
Intangible assets...........................................       5,257
Goodwill....................................................      62,416
                                                                 -------
                                                                 $74,264
                                                                 =======

     Unaudited pro forma supplemental information on the results of operations for the six months ended June 30, 1999 and June 30, 1998 are provided below and reflect the acquisitions as if they had been combined at the beginning of each respective period.

                                                                FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
                                                               (IN THOUSANDS EXCEPT
                                                                 PER SHARE DATA)
Net revenues................................................  $287,466      $251,432
                                                              ========      ========
Net income..................................................  $ 48,976      $ 41,567
                                                              ========      ========
Income per common share:
  Basic.....................................................  $   0.84      $   0.72
                                                              ========      ========
  Diluted...................................................  $   0.83      $   0.70
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

OPERATING RESULTS

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                          FOR THE THREE MONTHS    FOR THE SIX MONTHS ENDED
                                             ENDED JUNE 30,               JUNE 30,
                                          --------------------    ------------------------
                                            1999        1998         1999          1998
                                          --------    --------    ----------    ----------
                                                           (IN THOUSANDS)
Oxygen and other respiratory therapy....  $128,639    $107,157     $250,258      $207,145
Home medical equipment and other........    14,386      12,361       28,848        24,277
                                          --------    --------     --------      --------
          Total.........................  $143,025    $119,518     $279,106      $231,422
                                          ========    ========     ========      ========

     Net revenues for the three months ended June 30, 1999 increased by $23,507,000 (or 19.7%) compared with the three months ended June 30, 1998, and for the six months ended June 30, 1999 increased $47,684,000 (or 20.6%) compared with the six months ended June 30, 1998. The price cuts attributable to the BBA reduced the Company's revenues by approximately $4,685,000 and $9,205,000 for the three and six months ended June 30, 1999. Excluding the effect on the Company's revenues from the Medicare price reductions, internally generated growth increased revenues by approximately $13,713,000 (or 11.5%) and $27,648,000 (or 11.9%) for the three and six months ended June 30, 1999. Growth due to acquisitions increased revenues by approximately $14,479,000 (or 12.1%) for the three months ended June 30, 1999 and $29,241,000 (or 12.6%) for the six months ended June 30, 1999 over the comparable prior year period.

     Cost of goods and services as a percentage of net revenues were 15.4% for the three months ended June 30, 1999 compared with 15.6% for the three months ended June 30, 1998. Costs of goods and services as a percentage of net revenues were 15.6% for the six months ended June 30, 1999 compared with 15.9% for the six months ended June 30, 1998.

     Operating expenses as a percentage of net revenues were 22.7% for the three months ended June 30, 1999 as compared to 23.1% for the three months ended June 30, 1998. Operating expenses as a percentage of net revenues were 22.7% for the six months ended June 30, 1999 compared with 23.5% for the six months ended June 30, 1998.

     Selling, general and administrative expenses as a percentage of net revenues were 22.2% for the three months ended June 30, 1999 compared with 22.3% for the three months ended June 30, 1998. Selling, general and administrative expenses as a percentage of net revenues were 22.1% for the six months ended June 30, 1999 compared with 22.5% for the six months ended June 30, 1998.

     Amortization expense for the three months ended June 30, 1999 increased to $3,977,000 compared with $2,966,000 for the three month period ending June 30, 1998. Amortization expense for the six months ended June 30, 1999 increased to $7,767,000 compared with $5,951,000 for the six month period ended June 30, 1998. The increase is attributable to the amortization of intangible assets associated with business combinations in 1998 and the first half of 1999.

     Operating income for the three and six months ended June 30, 1999 increased to $40,806,000 and $79,385,000, respectively, compared with $33,582,000 and
$63,017,000 for the three and six months ended June 30, 1998. The increases in operating income are attributable to the continued revenue growth and efforts to control costs. The Company has been able to maintain a cost structure that, with increases in net revenues, allows the Company to spread its fixed costs over a larger base of revenues, resulting in improvements in operating income.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operating activities was $71,805,000 for the six months ended June 30, 1999 compared with $63,599,000 for the six months ended June 30, 1998.

     Net cash used in investing and financing activities was $76,280,000 for the six months ended June 30, 1999 compared with $61,697,000 for the six months ended June 30, 1998. Activity during the six-month period ended June 30, 1999 included the Company's investment of $46,231,000 in business acquisitions, investment in capital equipment of $38,426,000, proceeds of $91,000,000 from long-term obligations, and payments of $83,747,000 related to long-term obligations.

     On June 11, 1999, the Company's Board of Directors authorized the Company to repurchase up to $200 million of its outstanding common stock. Purchases will be made through open market or privately negotiated transactions, subject to market conditions and trading restrictions.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

     The Company had no derivative securities as of June 30, 1999. The Company is exposed to changes in interest rates as a result of its bank credit agreement which is based on the London Interbank Offered Rate.

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

     As previously disclosed by the Company on November 17, 1998, a qui tam complaint against the Company was unsealed in the U.S. District Court in the Northern District of Georgia on November 6, 1998. On August 2, 1999, the Company was served with this complaint. If such service is valid and the case proceeds, the Company intends to vigorously defend this suit. The duration or outcome of this matter cannot be predicted with any degree of certainty.

Items  2-3  Not Applicable.

Item   4    Submission of Matters to a Vote of the Security Holders.

     The Annual Meeting of Shareholders of the Company was held on May 10, 1999. The following matters were voted on at the Annual Meeting, with the number of votes cast for, against or withheld, as applicable in each case, indicated next to each such matter:

     1.     Election of Directors



                                               FOR       WITHHELD
                                            ----------   --------

            J.T. Kelly                      54,656,721    56,285
            J.P. Byrnes                     54,656,656    56,350
            C.B. Black                      54,654,748    58,258
            F.T. Cary                       54,647,748    65,258
            T.O. Pyle                       54,654,748    58,258
            W.F. Miller, III                54,654,748    58,258

     2. Ratification of selection of KPMG LLP as the Company's independent accountants for the fiscal year ending December 31, 1999:

            For: 56,694,266          Against: 11,306          Abstain: 7,434

     3. Approval of the amendment to the 1998 Stock Plan to increase by 500,000 the number of shares available under the 1998 Stock Plan:

            For: 38,945,099          Against: 15,743,045      Abstain: 24,862


Item   5    Not Applicable.

Item   6    Exhibits and Reports on Form 8-K

     (a) Exhibits:


EXHIBIT
NUMBER                                   EXHIBIT
-------                                  -------

 27.0     --   Financial Data Schedule (for SEC Use Only)


     (b) The Company did not file a Current Report on Form 8-K during the three months ended June 30, 1999.

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

August 11, 1999