Form 10-Q
period 1999-09-30
LINCARE HOLDINGS INC
filed 1999-11-12
CIK 882235

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           CLASS                              OUTSTANDING AT OCTOBER 29, 1999
                           -----                              -------------------------------
Common Stock, $0.01 par value...............................         54,040,867 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LINCARE HOLDINGS INC.

                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION
Item 1  Financial Statements (unaudited)
        Condensed consolidated balance sheets.......................    3
        Condensed consolidated statements of operations.............    4
        Condensed consolidated statements of cash flows.............    5
        Notes to condensed consolidated financial statements........    6
Item 2  Management's Discussion and Analysis of Results of
        Operations and Financial Condition..........................    7
Item 3  Quantitative and Qualitative Disclosure Regarding Market
        Risk........................................................    9

PART II.  OTHER INFORMATION
Item 1  Legal Proceedings...........................................   10
Item 2  Changes in Securities.......................................   10
Item 3  Defaults Upon Senior Securities.............................   10
Item 4  Submission of Matters to a Vote of the Security Holders.....   10
Item 5  Other Information...........................................   10
Item 6  Exhibits and Reports on Form 8-K............................   10

SIGNATURE...........................................................   11

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
                                                                     (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................    $ 12,360         $  5,100
  Accounts and notes receivable.............................      98,983           85,187
  Income tax receivable.....................................       1,679            3,553
  Inventories...............................................       3,020            2,908
  Prepaid expenses..........................................         910              478
                                                                --------         --------
          Total current assets..............................     116,952           97,226
                                                                --------         --------
Property and equipment......................................     300,261          246,033
Less: accumulated depreciation..............................     134,985          105,799
                                                                --------         --------
          Net property and equipment........................     165,276          140,234
                                                                --------         --------
Other assets:
  Goodwill..................................................     391,489          336,485
  Intangible assets.........................................       8,421            6,102
  Covenants not to compete..................................       1,105            1,772
  Other.....................................................       2,754              820
                                                                --------         --------
          Total other assets................................     403,769          345,179
                                                                --------         --------
               Total assets.................................    $685,997         $582,639
                                                                ========         ========

Current liabilities:
  Current installments of long-term obligations.............    $ 11,606         $ 12,923
  Accounts payable..........................................      21,937           19,169
  Accrued expenses:
     Compensation and benefits..............................      13,059           10,679
     Other..................................................       6,554            5,377
                                                                --------         --------
          Total current liabilities.........................      53,156           48,148
                                                                --------         --------
Long-term obligations, excluding current installments.......     155,000           22,258
Deferred income taxes.......................................      14,272           15,651
Minority interest...........................................         840              926
Stockholders' equity:
  Common stock..............................................         584              583
  Additional paid-in capital................................     134,696          128,828
  Retained earnings.........................................     441,419          367,085
  Less: treasury stock......................................     113,970              840
                                                                --------         --------
          Total stockholders' equity........................     462,729          495,656
                                                                --------         --------
               Total liabilities and stockholders' equity...    $685,997         $582,639
                                                                ========         ========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                              -----------------------------   -----------------------------
                                              SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                  1999            1998            1999            1998
                                              -------------   -------------   -------------   -------------
                                                     (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
Net revenues................................   $   150,247     $   125,691     $   429,353     $   357,113
                                               -----------     -----------     -----------     -----------
Costs and expenses:
  Costs of goods and services...............        23,124          18,998          66,753          55,698
  Operating expenses........................        33,875          28,160          97,278          82,444
  Selling, general and administrative
     expenses...............................        33,144          27,568          94,867          79,686
  Bad debt expense..........................         1,803           1,508           5,152           4,285
  Depreciation expense......................        10,710           8,845          30,560          25,420
  Amortization expense......................         4,091           3,328          11,858           9,279
                                               -----------     -----------     -----------     -----------
                                                   106,747          88,407         306,468         256,812
                                               -----------     -----------     -----------     -----------
          Operating income..................        43,500          37,284         122,885         100,301
                                               -----------     -----------     -----------     -----------
Other income (expense):
  Interest income...........................           194              74             300             358
  Interest expense..........................        (1,512)           (504)         (2,909)           (720)
  Net loss on disposal of property
     and equipment..........................          (142)            (10)           (187)            (44)
                                               -----------     -----------     -----------     -----------
                                                    (1,460)           (440)         (2,796)           (406)
                                               -----------     -----------     -----------     -----------
          Income before income taxes........        42,040          36,844         120,089          99,895
Income taxes................................        16,019          14,111          45,755          38,260
                                               -----------     -----------     -----------     -----------
          Net income........................   $    26,021     $    22,733     $    74,334     $    61,635
                                               ===========     ===========     ===========     ===========
  Basic -- earnings per common share........   $      0.46     $      0.39     $      1.28     $      1.06
                                               ===========     ===========     ===========     ===========
  Diluted -- earnings per common share......   $      0.45     $      0.38     $      1.26     $      1.04
                                               ===========     ===========     ===========     ===========
Weighted average number of common shares
  outstanding...............................    57,067,880      58,104,111      57,910,187      57,887,913
                                               ===========     ===========     ===========     ===========
Weighted average number of common shares and
  common share equivalents outstanding......    58,291,293      59,355,421      58,893,187      59,391,985
                                               ===========     ===========     ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 FOR THE NINE MONTHS ENDED
                                                              --------------------------------
                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                                  1999               1998
                                                              -------------      -------------
                                                                       (IN THOUSANDS)
Cash from operations........................................    $116,808           $113,255
Investing activities:
  Proceeds from sale of property and equipment..............         540                 93
  Capital expenditures......................................     (51,577)           (52,590)
  (Increase) decrease in other assets.......................      (1,934)               437
  Business acquisitions, net of cash acquired...............     (50,500)           (71,674)
                                                                --------           --------
                                                                (103,471)          (123,734)
                                                                --------           --------
Financing activities:
  Proceeds from long-term obligations.......................     262,000             48,000
  Payment of long-term obligations..........................    (160,234)           (35,706)
  Decrease in minority interest.............................        (220)              (253)
  Proceeds from issuance of common stock....................       1,053              7,352
  Proceeds from the sale of put options.....................       4,454                 --
  Treasury stock acquired...................................    (113,966)            (1,731)
  Treasury stock issued.....................................         836                 --
                                                                --------           --------
                                                                  (6,077)            17,662
                                                                --------           --------
Increase in cash............................................       7,260              7,183
Cash and cash equivalents, beginning of period..............       5,100              4,078
                                                                --------           --------
Cash and cash equivalents, end of period....................    $ 12,360           $ 11,261
                                                                ========           ========

     See accompanying notes to condensed consolidated financial statements.

                             LINCARE HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 1998 is derived from the Lincare Holdings Inc. (the "Company") audited balance sheet as of that date.

NOTE 2 -- BUSINESS COMBINATIONS

     During the nine months ended September 30, 1999 the Company acquired, in unrelated acquisitions, the stock of four companies and certain assets of eight companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition.

     The aggregate cost of these acquisitions was as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Cash........................................................     $50,500
Deferred acquisition obligations............................       7,995
Assumption of liabilities...................................      17,151
                                                                 -------
                                                                 $75,646
                                                                 =======

     The aggregate purchase price was allocated as follows:

Current assets..............................................     $ 2,588
Property and equipment......................................       4,752
Intangible assets...........................................       5,774
Goodwill....................................................      62,532
                                                                 -------
                                                                 $75,646
                                                                 =======

     Unaudited pro forma supplemental information on the results of operations for the nine months ended September 30, 1999 and September 30, 1998 are provided below and reflect the acquisitions as if they had been combined at the beginning of each respective period.

                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
                                                               (IN THOUSANDS EXCEPT
                                                                 PER SHARE DATA)
Net revenues................................................  $440,698      $390,606
                                                              ========      ========
Net income..................................................  $ 75,494      $ 66,538
                                                              ========      ========
Income per common share:
  Basic.....................................................  $   1.30      $   1.15
                                                              ========      ========
  Diluted...................................................  $   1.28      $   1.12
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

     The BBA authorizes the Department of Health and Human Services to conduct up to five competitive bidding demonstration projects for the acquisition of durable medical equipment and requires that one such project be established for oxygen and oxygen equipment. Each demonstration project is to be operated over a three-year period and is to be conducted in not more than three competitive acquisition areas. The first demonstration project became effective in Polk County, Florida on October 1, 1999. The BBA also includes provisions designated to reduce health care fraud and abuse including a surety bond requirement for durable medical equipment providers.

OPERATING RESULTS

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                          FOR THE THREE MONTHS    FOR THE NINE MONTHS ENDED
                                          ENDED SEPTEMBER 30,           SEPTEMBER 30,
                                          --------------------    --------------------------
                                            1999        1998         1999           1998
                                          --------    --------    -----------    -----------
                                                            (IN THOUSANDS)
Oxygen and other respiratory therapy....  $135,438    $111,168     $385,696       $318,312
Home medical equipment and other........    14,809      14,523       43,657         38,801
                                          --------    --------     --------       --------
          Total.........................  $150,247    $125,691     $429,353       $357,113
                                          ========    ========     ========       ========

     Net revenues for the three months ended September 30, 1999 increased by $24,556,000 (or 19.5%) compared with the three months ended September 30, 1998, and for the nine months ended September 30, 1999 increased $72,240,000 (or 20.2%) compared with the nine months ended September 30, 1998. The price cuts attributable to the BBA reduced the Company's revenues by approximately $4,998,000 and $14,203,000 for the three and nine months ended September 30, 1999. Excluding the effect on the Company's revenues from the Medicare price reductions, internally generated growth increased revenues by approximately $15,827,000 (or 12.6%) and $43,475,000 (or 12.2%) for the three and nine months ended September 30, 1999. Growth due to acquisitions increased revenues by approximately $13,727,000 (or 10.9%) for the three months ended September 30, 1999 and $42,968,000 (or 12.0%) for the nine months ended September 30, 1999 over the comparable prior year period.

     Cost of goods and services as a percentage of net revenues were 15.4% for the three months ended September 30, 1999 compared with 15.1% for the three months ended September 30, 1998. Costs of goods and services as a percentage of net revenues were 15.6% for the nine months ended September 30, 1999 and September 30, 1998.

     Operating expenses as a percentage of net revenues were 22.6% for the three months ended September 30, 1999 as compared to 22.4% for the three months ended September 30, 1998. Operating expenses as a percentage of net revenues were 22.7% for the nine months ended September 30, 1999 compared with 23.1% for the nine months ended September 30, 1998.

     Selling, general and administrative expenses as a percentage of net revenues were 22.1% for the three months ended September 30, 1999 compared with 21.9% for the three months ended September 30, 1998. Selling, general and administrative expenses as a percentage of net revenues were 22.1% for the nine months ended September 30, 1999 compared with 22.3% for the nine months ended September 30, 1998.

     Amortization expense for the three months ended September 30, 1999 increased to $4,091,000 compared with $3,328,000 for the three month period ending September 30, 1998. Amortization expense for the nine months ended September 30, 1999 increased to $11,858,000 compared with $9,279,000 for the nine month period ended September 30, 1998. The increase is attributable to the amortization of intangible assets associated with business combinations in 1998 and the first nine months of 1999.

     Operating income for the three and nine months ended September 30, 1999 increased to $43,500,000 and $122,885,000, respectively, compared with $37,284,000 and $100,301,000 for the three and nine months ended September 30, 1998. The increases in operating income are attributable to the continued revenue growth and efforts to control costs. The Company has been able to maintain a cost structure that, with increases in net revenue, allows the Company to spread its fixed costs over a larger base of revenues, resulting in improvements in operating income.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operating activities was $116,808,000 for the nine months ended September 30, 1999 compared with $113,255,000 for the nine months ended September 30, 1998.

     Net cash used in investing and financing activities was $109,548,000 for the nine months ended September 30, 1999 compared with $106,112,000 for the nine months ended September 30, 1998. Activity during the nine-month period ended September 30, 1999 included the Company's investment of $50,500,000 in business acquisitions, investment in capital equipment of $51,577,000, proceeds of $262,000,000 from long-term obligations and payments of $160,234,000 related to long-term obligations. For the nine month period ended September 30, 1999 as compared to the nine month period ended September 30, 1998, the cash proceeds and tax benefit resulting from employee stock options exercised decreased cash flow by approximately $13,700,000.

     As of September 30, 1999, the Company's principal source of liquidity consisted of $63,796,000 of working capital and $110,000,000 available under its revolving credit loan and line of credit. On August 23, 1999, the Company entered into a new revolving credit loan and line of credit, increasing its borrowing capacity from $100,000,000 to $265,000,000 as of September 24, 1999. The Company believes that internally generated funds, together with funds that may be borrowed under such credit facility, will be sufficient to meet the Company's anticipated capital requirements for the foreseeable future.

     On June 11, 1999, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its outstanding common stock. Purchases will be made through open market or privately negotiated transactions, subject to market conditions and trading restrictions. During the three months ended September 30, 1999, $113,966,000 of common stock had been repurchased.

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

     The Company has assessed its use of ancillary, third party computer software used to electronically submit medical claims to certain payors. In the event that the use of this software is impacted by the Year 2000 problem, the Company's contingency plan includes the submission of paper claims to such payors. The Company does not believe that this will have a material effect on the Company's ability to receive payment for services rendered.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

     During September 1999 as part of the Company's stock repurchase program, the Company has sold European Put Options ("Puts") on underlying shares of the Company's stock. The Puts have a six month maturity period and the Company was paid a $4,454,000 premium in advance which was accounted for as additional paid in capital. The Company has the option to settle the Puts in cash or in shares of its common stock for $28,282,000 at maturity based on the market price of the Company's common stock relative to the strike price of the Puts.

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

PART II.  OTHER INFORMATION

Items  1-5  Not Applicable.

Item   6    Exhibits and Reports on Form 8-K

     (a) Exhibits:

EXHIBIT
NUMBER                                   EXHIBIT
-------                                  -------
10.42.1   --   Three-Year Credit Agreement among Lincare Holdings Inc., as
               Borrower, Certain Subsidiaries of Borrower from time to time party thereto, as Guarantors, the several Lenders from time to time party thereto and Bank of America, N.A., as Agent

10.42.2   --   364-Day Credit Agreement among Lincare Holdings Inc., as
               Borrower, Certain Subsidiaries of Borrower from time to time party thereto, as Guarantors, the several Lenders from time to time party thereto and Bank of America, N.A., as Agent

  27.0    --   Financial Data Schedule (for SEC Use Only)

     (b) The Company did not file a Current Report on Form 8-K during the three months ended September 30, 1999.

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

                                                  Lincare Holdings Inc.
                                          --------------------------------------
                                                        Registrant

                                                    /s/  PAUL G. GABOS
                                          --------------------------------------
                                                      Paul G. Gabos
                                            Secretary, Chief Financial Officer
                                             and Principal Accounting Officer

November 12, 1999



Exhibit
Number                                             Exhibit
------                                             -------
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

     /10.41-   Employment Stock Purchase Plan  . . . . . . . . . . . . . . . . . . . . . . . . .

     /10.42-   Credit Agreement dated November 25, 1997 between Registrant and NationsBank of
               Florida N.A.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

     10.42.1-  Three-Year Credit Agreement among Lincare Holdings Inc., as Borrower, Certain
               Subsidiaries of Borrower from time to time party thereto, as Guarantors, the several Lenders from time to time party thereto and Bank of America,
               N.A., as Agent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

     10.42.2-  364-Day Credit Agreement among Lincare Holdings Inc., as Borrower, Certain
               Subsidiaries of Borrower from time to time party thereto, as Guarantors, the several Lenders from time to time party thereto and Bank of America,
               N.A., as Agent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

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