Form 10-K405
period 1999-12-31
LINCARE HOLDINGS INC
filed 2000-03-28
CIK 882235

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


     (MARK ONE)
         [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                     OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates of the registrant, based on the closing sale price of the common stock on March 3, 2000, as reported in the NASDAQ National Market System, was approximately $1,245,207,125.

     As of March 3, 2000, there were 53,271,202 outstanding shares of the registrant's common stock, par value $.01, which is the only class of capital stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of Lincare Holdings Inc. which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Lincare Holdings Inc. and subsidiaries ("Lincare" or the "Company") is one of the nation's largest providers of oxygen and other respiratory therapy services to patients in the home. The Company's customers typically suffer from chronic obstructive pulmonary disease ("COPD"), such as emphysema, chronic bronchitis or asthma, and require supplemental oxygen or other respiratory therapy services in order to alleviate the symptoms and discomfort of respiratory dysfunction. Lincare currently serves over 225,000 customers in 42 states through 429 operating centers.

THE HOME RESPIRATORY MARKET

     The Company estimates that the home respiratory therapy market (including home oxygen equipment and respiratory therapy services) represents approximately $4.0 billion in annual sales, with growth in services estimated at approximately 7% per year over the last five years. This growth reflects the significant increase in the number of persons afflicted with COPD, which is largely attributable to the increasing proportion of the population over the age of 65 years. Growth in the home respiratory market is further driven by the continued trend towards treatment of patients in the home as a lower cost alternative to the acute care setting.

BUSINESS STRATEGY

     The Company's strategy is to increase its market share through internal growth and acquisitions. Lincare focuses primarily on growth within its existing geographic markets, which the Company believes is generally more profitable than adding additional operating centers in new markets. In addition, the Company expands into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when it believes such expansion will enhance its business. In 1999, Lincare acquired 22 local and regional competitors with combined annual revenues of approximately $61.0 million. These acquisitions expanded the Company's presence in states where the Company had existing locations.

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

     The Company will continue to concentrate on providing oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where it believes such services will enhance the Company's primary business. In 1999, oxygen and other respiratory therapy services accounted for approximately 90% of the Company's revenues.

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

          Oxygen concentrators are stationary units that provide a continuous flow of oxygen by filtering ordinary room air. Concentrators are most commonly used by patients as their primary source of stationary oxygen. These systems are often supplemented with portable gaseous oxygen cylinders, to meet the ambulatory needs of the patient.

          Liquid oxygen systems are thermally insulated containers of liquid oxygen, consisting of a stationary unit and a portable unit, which are most commonly used by patients with significant ambulatory requirements.

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

          Ventilators support respiratory function in severe cases of respiratory failure where the patient can no longer sustain the mechanics of breathing without the assistance of a machine; and

          Continuous positive airway pressure devices maintain open airways in patients suffering from obstructive sleep apnea by providing airflow at prescribed pressures during sleep;

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

          Dobutamine infusions are provided to patients to treat chronic end-stage congestive heart failure that has not responded to standard drug therapy. These patients require a long-term venous access device and frequent blood chemistry monitoring;

          Immune globulin (IVIG) therapy is utilized for a variety of immune disorders such as B-cell and T-cell immune deficiency, acute infections, post transplant immunodeficiency and burns;

          Continuous pain management is the administration of analgesic drugs to patients suffering from acute or chronic pain; and

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

     Each of the Company's 429 operating centers is managed by a center manager who has responsibility and accountability for the operating and financial performance of the center. Service and marketing functions are performed at the local operating level, while strategic development, financial control and operating policies are administered at the executive level. Reporting mechanisms are in place at the operating center level to monitor performance and ensure field accountability.

     A team of area managers directly supervises individual operating center managers, serving as an additional mechanism for assessing and improving performance of the Company's operations. The Company's operating centers are served by 22 billing centers which control all of the Company's billing and reimbursement functions.

     MIS Systems. The Company believes that the proprietary management information systems developed by the Company are one of its key competitive advantages. These systems provide management with a critical asset in measuring and evaluating performance levels throughout the Company. Management reviews monthly reports containing information critical to the evaluation process, including revenues and profitability by individual center, accounts receivable and cash collection management, equipment controls and utilization, customer activity, and manpower trends. The Company has a staff of 23 full-time computer programmers which permits the Company to continually enhance its computer systems in order to provide timely financial and operational information and to respond promptly to changes in reimbursement regulations and policies.

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

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1999      1998      1997
                           PAYORS                             -----     -----     -----
Medicare and Medicaid programs..............................    62%       62%       63%
Private insurance...........................................    29        29        25
Direct payment..............................................     9         9        12
                                                               ---       ---       ---
                                                               100%      100%      100%
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

SALES AND MARKETING

     Favorable trends affecting the U.S. population and home health care have created an environment which should produce increasing demand for the services provided by Lincare. The average age of the American population is increasing and, as a person ages, more health care services are generally required. Further, well-documented changes occurring in the health care industry show a trend toward home care rather than institutional care as a matter of patient preference and cost containment.

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

     The Company's current base of referral sources recognizes the Company's reputation for providing high-quality service to patients and provides a steady flow of customers. While the Company views its referral sources as fundamental to its business, no single referral source accounts for more than 1.0% of the Company's revenues. The Company has more than 225,000 active customers, and the loss of any single customer or group of customers would not materially impact the Company's business.

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

ACQUISITIONS

     In 1999, the Company acquired, in unrelated acquisitions, certain operating assets of 18 local and regional competitors and the common stock of 4 other local and regional competitors. The operations acquired in 1999 had aggregate annualized revenues of approximately $61.0 million at the time of acquisition. These acquisitions resulted in the addition of 21 new operating centers.

     In 1998, the Company acquired, in unrelated acquisitions, certain operating assets of 12 local and regional competitors and the common stock of 12 companies. The operations acquired in 1998 had aggregate annualized revenues of approximately $58.0 million at the time of acquisition. These acquisitions resulted in the addition of 31 new operating centers.

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

COMPETITION

     The home respiratory care market is a fragmented and highly competitive industry that is served by the Company, other national providers and, by Company estimates, over 2,000 regional and local providers.

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

     Home respiratory care companies compete based on service since reimbursement levels are established by the fee schedules promulgated by Medicare, Medicaid or by the individual determinations of private insurance companies. Furthermore, marketing efforts by home respiratory care companies are directed toward referral sources which generally do not share financial responsibility for the payment of services provided to customers.

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

     On November 29, 1999, the Balanced Budget Refinement Act of 1999 ("BBA Refinement Act") was signed into law. This legislation was designed to mitigate the effects of the Balanced Budget Act of 1997 ("BBA") on health care providers. The BBA Refinement Act restores approximately $1.2 billion in funding in 2000 and $16 billion over five years, and affects a wide range of health care providers. With respect to the services provided by the Company, the BBA Refinement Act provides for temporary increases in Medicare payment rates for durable medical equipment (including oxygen equipment) of 0.3% in 2001 and 0.6% in 2002. Furthermore, the BBA Refinement Act temporarily prohibits the Department of Health and Human Services from exercising its inherent reasonableness authority to reduce payments for non-physician Part B services, including durable medical equipment, and excludes durable medical equipment from the home health consolidated billing requirements established in the BBA.

     On August 5, 1997, the Balanced Budget Act of 1997 ("BBA") was signed into law. The legislation, among other things, was intended to reduce Medicare expenditures by $115 billion over five years. The BBA reduced Medicare reimbursement amounts for oxygen and oxygen equipment furnished after January 1, 1998, to 75 percent of the fee schedule amounts in effect during 1997. Reimbursement amounts for oxygen and oxygen equipment furnished after January 1, 1999, and each subsequent year thereafter, were reduced to 70 percent of the fee schedule amounts in effect during 1997. The BBA also reduced payment amounts for covered drugs and biologicals furnished after January 1, 1998 to 95 percent of the average wholesale price of such covered items.

     The BBA authorizes the Department of Health and Human Services to conduct up to five competitive bidding demonstration projects for the acquisition of durable medical equipment and requires that one such project be established for oxygen and oxygen equipment. Each demonstration project is to be operated over a three-year period and is to be conducted in not more than three competitive acquisition areas. The first demonstration project became effective in Polk County, Florida on October 1, 1999. The BBA also includes provisions designated to reduce health care fraud and abuse including a surety bond requirement, which has not yet been implemented, for durable medical equipment providers.

     Federal and state budgetary and other cost-containment pressures will continue to impact the home respiratory care industry. The Company cannot predict whether new federal and state budgetary proposals will be adopted or the effect, if any, such proposals would have on the Company's business.

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

     Health care is an area of rapid regulatory change. Changes in the law and new interpretations of existing laws may affect permissible activities, the relative costs associated with doing business, and reimbursement amounts paid by federal, state and other third party payors. The Company cannot predict the future of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or possible changes in national health care policies. Future legislative and regulatory changes could have an adverse impact on the Company.

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

EMPLOYEES

     As of February 29, 2000, the Company had approximately 4,700 employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that the relations between the Company's management and its employees are good.

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

ITEM 2.  PROPERTIES

     All but one of the Company's 429 operating center locations are leased from unrelated third parties. Each operating center is a combination warehouse and office, with warehouse space generally comprising approximately 50% of the facility. Warehouse space is used for storage of adequate supplies of equipment necessary to conduct the Company's business. The Company also currently leases its headquarters facility and 22 separate billing centers from unrelated third parties.

ITEM 3.  LEGAL PROCEEDINGS

     As a health care provider, the Company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. To ensure compliance with Medicare and other regulations, government agencies and regional carriers often open investigations and request patient records and other documents to support claims submitted by the Company for payment of services rendered to its patients. The marketing, billing, documentation and other practices of health care companies are also the subject of government scrutiny, from time to time. In actions known as qui tam suits, private litigants may also make claims against the Company for violations of health care laws and the government may intervene in, and take control of such actions. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

     In this regard, the Company has received inquiries from various government agencies requesting patient records and other documents. The Company is cooperating with the government's requests for information. The government has not served the Company with any complaints nor has it disclosed the basis for its inquiries. The Company is also a defendant in a qui tam proceeding pending in the U.S. District Court in the Northern District of Georgia. The government has declined to intervene in this action. The Company intends to vigorously defend this suit. The duration or outcome of these matters cannot be predicted with any degree of certainty.

     The Company is also involved in certain other claims and legal actions arising in the ordinary course of its business. The ultimate disposition of all such matters is not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market System under the symbol LNCR. The following table sets forth the high and low closing sale prices as reported by NASDAQ for the periods indicated.

                                                               HIGH      LOW
                                                              ------    ------
1999
First quarter...............................................  $39.94    $19.38
Second quarter..............................................   31.44     23.25
Third quarter...............................................   32.94     23.50
Fourth quarter..............................................   34.69     24.44
1998
First quarter...............................................  $35.41    $26.88
Second quarter..............................................   44.00     35.25
Third quarter...............................................   44.38     32.50
Fourth quarter..............................................   41.13     31.63

     There were approximately 219 holders of record of the common stock as of February 29, 2000.

     The Company has not paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of the Company's Board of Directors to retain all earnings in the Company in order to support the future growth of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below under the caption "Statements of Operations Data" for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, are derived from the consolidated financial statements of the Company audited by KPMG LLP, independent certified public accountants.

     The data set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenues................................  $581,786   $487,407   $443,181   $348,870   $274,800
Cost of goods and services..................    89,592     76,367     65,932     53,711     41,329
Operating expenses..........................   131,240    111,222     93,830     75,158     60,272
Selling, general and administrative
  expenses..................................   128,345    107,691     90,225     71,259     57,275
Bad debt expense............................     6,981      5,849      4,432      3,472      2,190
Depreciation expense........................    41,178     34,430     27,603     20,790     16,511
Amortization expense........................    15,954     12,745     14,229     13,128     11,099
Non-recurring expense(1)....................        --         --     15,557      3,932      1,921
                                              --------   --------   --------   --------   --------
Operating income............................   168,496    139,103    131,373    107,420     84,203
Interest income.............................       468        447        202        153        294
Interest expense............................     5,940      1,177      1,161        497        892
Gain (loss) on disposal of property and
  equipment.................................      (277)      (113)       (93)       (80)        68
                                              --------   --------   --------   --------   --------
Income before income taxes..................   162,747    138,260    130,321    106,996     83,673
Income tax expense..........................    62,007     52,954     50,173     40,422     32,634
                                              --------   --------   --------   --------   --------
Net income..................................  $100,740   $ 85,306   $ 80,148   $ 66,574   $ 51,039
                                              ========   ========   ========   ========   ========
Income per common share:
  Basic.....................................  $   1.77   $   1.47   $   1.41   $   1.19   $    .93
                                              ========   ========   ========   ========   ========
  Diluted...................................  $   1.74   $   1.44   $   1.37   $   1.15   $    .90
                                              ========   ========   ========   ========   ========
Weighted average number of common shares
  outstanding...............................    56,942     57,992     56,837     55,999     55,021
                                              ========   ========   ========   ========   ========
Weighted average number of common shares and
  common share equivalents outstanding......    57,989     59,435     58,655     57,726     56,744
                                              ========   ========   ========   ========   ========

---------------

(1) In 1997, the Company recorded a non-recurring expense of $15,557,000, of which $11,849,000 was related to the write down of impaired capital equipment and $3,708,000 was related to the write down of impaired intangible assets (see Note 11 to the consolidated financial statements). In 1996, the Company recorded a non-recurring expense of $3,932,000, of which $2,682,000 was related to the restructuring of certain senior management employment agreements and $1,250,000 was related to the resolution of an investigation and associated legal expenses. In 1995, the Company recorded a non-recurring expense of $1,921,000 related to the abandoned merger between the Company and Coram Healthcare Corporation. Such non-recurring expense was comprised of (a) $1,448,000 of professional fees,
     (b) $199,000 of printing and mailing expenses, (c) $153,000 of filing fees, and (d) $121,000 of other direct costs.

                                                                AT DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................  $ 70,179   $ 49,078   $ 42,106   $ 23,633   $ 16,510
Total assets................................   716,824    582,639    440,388    347,408    260,206
Long-term obligations, excluding current
  installments..............................   159,000     22,258      4,602      8,234      7,383
Stockholders' equity........................   486,111    495,656    393,067    299,248    221,383

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company continues to pursue its strategy of increasing market share within its existing geographical markets through internal growth and selective acquisitions of local and regional competitors. In addition, the Company will continue to expand into new geographical markets on a selective basis, either through acquisitions or by opening new operating centers, when the Company believes it will enhance its business. The Company's focus remains primarily on oxygen and other respiratory therapy services, which represent approximately 90% of the Company's revenues.

NET REVENUES

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Oxygen and other respiratory therapy...............  $521,870    $433,594    $397,390
Home medical equipment and other...................    59,916      53,813      45,791
                                                     --------    --------    --------
          Total....................................  $581,786    $487,407    $443,181
                                                     ========    ========    ========

     Net revenues for the year ended December 31, 1999 increased by $94,379,000 (or 19.4%) over 1998. The Company's revenues were impacted in 1999 and 1998 by provisions contained in the Balanced Budget Act of 1997 (the "BBA") which reduced Medicare payment amounts for certain equipment and supplies provided by the Company. The BBA provisions resulted in a reduction of the Company's revenues by approximately $19,343,000 (or 3.9%) and $73,221,000 (or 16.5%) for
the years ended December 31, 1999 and 1998, respectively. (See table below)

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Revenues -- before reimbursement reductions........  $601,129    $560,628    $443,181
Effect of reimbursement reductions.................   (19,343)    (73,221)         --
                                                     --------    --------    --------
Actual revenues....................................  $581,786    $487,407    $443,181
                                                     ========    ========    ========

     Excluding the effect on the Company's 1999 revenues from the Medicare reimbursement reductions, internally generated growth increased revenues by approximately $57,813,000 (or 11.8%) for the year ended December 31, 1999. Growth due to acquisitions increased revenues by approximately $55,909,000 (or 11.5%) for the year ended December 31, 1999. In addition, revenues for the year ended December 31, 1999 were negatively impacted by changes in Medicare coverage guidelines for respiratory assist devices. The net effect of these changes was a $2,100,000 reduction in revenues from these devices in the fourth quarter of 1999.

     The Company experienced a price increase in 1997 as a result of Medicare consumer price index updates for durable medical equipment of 2.8%. The company estimates that price increases from Medicare and other third party payors increased revenue by $6,800,000 in 1997.

     The Balanced Budget Act of 1997 was signed into law on August 5, 1997. The BBA was expected to reduce Medicare payment amounts for oxygen and oxygen equipment furnished after January 1, 1998, to 75 percent of the fee schedule amounts in effect during 1997. Payment amounts for oxygen and oxygen equipment furnished after January 1, 1999 were reduced to 70 percent of the fee schedule amounts in effect during 1997. The BBA also reduced payment amounts for covered drugs and biologicals furnished after January 1, 1998 to 95 percent of the average wholesale price of such covered items. On November 29, 1999, the Balanced Budget Refinement Act of 1999 ("BBA Refinement Act") was signed into law. With respect to the services provided by the Company, the BBA Refinement Act provides for temporary increases in Medicare payment rates for durable medical equipment (including oxygen equipment) of 0.3% in 2001 and 0.6% in 2002.

     The revenue reductions attributed to the BBA impacted the relationship of costs and expenses expressed as a percentage of net revenues for the years 1999 and 1998 as compared to prior years. (See table below)

                                                 EXPRESSED AS A PERCENTAGE OF NET REVENUES
                                ----------------------------------------------------------------------------
                                                             FOR THE YEAR ENDED
                                ----------------------------------------------------------------------------
                                                   RESULTS                       RESULTS
                                                  EXCLUDING                     EXCLUDING
                                                  IMPACT OF                     IMPACT OF
                                    ACTUAL           BBA           ACTUAL          BBA            ACTUAL
                                   RESULTS        PRICE CUTS      RESULTS       PRICE CUTS       RESULTS
                                 DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                     1999            1999           1998           1998            1997
                                --------------   ------------   ------------   ------------   --------------
Costs of goods and services...      15.4%           14.9%          15.7%          13.6%           14.9%
Operating expenses............      22.6%           21.8%          22.8%          19.8%           21.2%
Selling, general and
  administrative expenses.....      22.1%           21.4%          22.1%          19.2%           20.4%

COST OF GOODS AND SERVICES

     Cost of goods and services as a percentage of net revenues was 15.4% for the year ended December 31, 1999 and was 15.7% and 14.9% for the years ended December 31, 1998 and 1997, respectively. Eliminating the effect of the BBA reimbursement reductions in 1999, cost of goods and services as a percentage of net revenues would have been 14.9%, a decrease of 80 basis points when compared with the actual results of the prior year period. Excluding the reimbursement reduction effect of the BBA in 1998, cost of goods sold and services as a percentage of net revenues would have been 13.6%, a decrease of 130 basis points when compared with the actual results of the prior year period.

OPERATING AND OTHER EXPENSES

     Operating expenses, expressed as a percentage of net revenues, were 22.6% for the year ended December 31, 1999 and were 22.8% and 21.2% for the years ended December 31, 1998 and 1997, respectively. Adjusted to remove the effect of the BBA reimbursement reductions in 1999, operating expenses as a percentage of net revenues would have been 21.8%, a decrease of 100 basis points when compared with the actual results of the prior year period. Excluding the reimbursement reduction effect of the BBA in 1998, operating expenses as a percentage of net revenues would have been 19.8%, a decrease of 140 basis points over the prior year period. Selling, general and administrative expenses, expressed as a percentage of net revenues, for the years ended December 31, 1999, 1998, and 1997, were 22.1%, 22.1% and 20.4%, respectively. Expressed as a percentage of net revenues before the reimbursement reductions attributed to the BBA in 1999, selling, general and administrative expenses would have been 21.4%, a decrease of 70 basis points when compared with the actual results of the prior year period. Excluding the reimbursement reduction effect of the BBA in 1998, selling, general and administrative expenses as a percentage of net revenues would have been 19.2%, a decrease of 120 basis points over the prior year period. The Company has been able to maintain a cost structure that, with increases in net revenues, allows the Company to spread its overhead across a larger base of revenue, resulting in improvements in operating income.

     Bad debt expense as a percentage of net revenues was 1.2% for the year ended December 31, 1999 and 1.2% and 1.0% for the years ended December 31, 1998 and 1997, respectively. The anticipated increase in bad debt expense is due to the continued growth in the pace of the Company's acquisition program. The integration of these acquired companies into the Company's regional billing and collections offices can adversely impact the accounts receivable written off as uncollectable.

     Depreciation expense as a percentage of net revenues was 7.1% for the year ended December 31, 1999 compared with 7.1% and 6.2% for the years ended December 31, 1998 and 1997, respectively. The increase in depreciation expense as a percentage of net revenues in 1999 and 1998 is attributable to the effects of the BBA reimbursement reductions on the Company's revenues in those years.

AMORTIZATION EXPENSE

     The Company's net intangible assets were $423,384,000 as of December 31, 1999. Of this total, $8,577,000 (consisting of the value assigned to customer lists) is being amortized over a period of three years, $951,000 (consisting of various covenants not to compete) over a period of one to five years and $413,856,000 (consisting of goodwill) over a period of 40 years.

     During 1999, the Company amortized $15,954,000 of its intangible assets compared to $12,745,000 in 1998 and $14,229,000 in 1997. The increase in amortization expense in 1999 is attributed to the amortization of intangible assets associated with business combinations in 1999.

OPERATING INCOME

     As shown in the table below, operating income before non-recurring expense for the year ended December 31, 1999 increased by $29,393,000 from 1998. The reduction in operating income before non-recurring expense as a percentage of net revenues in 1999 and 1998 is attributed to the BBA reimbursement reductions, which reduced net revenues and operating income by $19,343,000 and $73,221,000 each year, respectively, during the periods. In 1997, the Company recorded a non-recurring expense of $15,557,000, of which $11,849,000 was related to the write down of impaired oxygen rental equipment and $3,708,000 was related to an impairment write down of certain customer list intangible assets. The charges adjusted the carrying value of certain assets affected by provisions of the BBA. This legislation reduced Medicare reimbursement for home oxygen equipment and services by 30 percent over the two year period commencing January 1, 1998. The fair values of the oxygen rental equipment and customer lists were determined based on discounted cash flows taking into account the reduced reimbursement rates.

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Operating income before non-recurring expense..............  $168,496    $139,103    $146,930
Percentage of net revenues.................................      29.0%       28.5%       33.2%

INTEREST EXPENSE

     Interest expense for the year ended December 31, 1999 was $5,940,000, compared to $1,177,000 and $1,161,000 for the years ended December 31, 1998 and 1997, respectively. The increase in interest expense in 1999 is primarily attributable to additional borrowings utilized for the Company's open market repurchase of $118,260,000 of its outstanding common stock.

INCOME TAXES

     The Company's effective income tax rate was 38.1% for the year ended December 31, 1999, 38.3% for 1998 and 38.5% for 1997.

ACQUISITIONS

     In 1999, the Company acquired, in unrelated acquisitions, certain operating assets of 18 local and regional competitors and the common stock of 4 other companies. The operations acquired in 1999 had aggregate annualized revenues of approximately $61,000,000 at the time of acquisition. The cost of these acquisitions was $103,356,000 and was allocated to acquired assets as follows:
$2,969,000 to current assets, $6,097,000 to property and equipment, $7,132,000 to intangible assets and $87,158,000 to goodwill. These acquisitions resulted in the addition of 21 new operating centers.

     In 1998, the Company acquired, in unrelated acquisitions, certain operating assets of 12 local and regional competitors and the common stock of 12 other companies. The operations acquired in 1998 had aggregate annualized revenues of approximately $58,000,000 at the time of acquisition. The cost of these acquisitions was $113,979,000 and was allocated to acquired assets as follows:
$6,708,000 to current assets, $4,459,000 to property and equipment, $4,753,000 to intangible assets, and $98,059,000 to goodwill. These acquisitions resulted in the addition of 31 new operating centers.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company's working capital was $70,179,000, as compared to $49,078,000 at December 31, 1998, and $42,106,000 at December 31, 1997.

     Net cash provided by operating activities was $149,155,000 for the year ended December 31, 1999, compared with $145,442,000 for the year ended December 31, 1998, and $126,550,000 for the year ended December 31, 1997. A significant portion of the Company's assets consists of accounts receivables from third party payors that are responsible for payment for the services provided by the Company. The Company's net accounts receivable in terms of days sales outstanding was 62 days as of December 31, 1999 and 59 days as of December 31, 1998. The increase in DSO is attributable primarily to the integration of acquired companies and the continued volume growth in the Company's business. Because of the Company's ability to collect its accounts receivable on a timely basis, the Company has not been required to obtain interim financing of its accounts receivable to satisfy operating needs.

     Net cash used in investing and financing activities was $150,556,000, $144,420,000 and $124,013,000 for the years ended December 31, 1999, 1998 and
1997, respectively. Activity in the year ended December 31, 1999 included the Company's investment of $73,426,000 in business acquisitions, investment in capital equipment of $66,882,000, proceeds of $273,000,000 from its revolving credit loan and other long-term obligations, and payments of $170,879,000 related to long-term obligations. The Company anticipates that capital expenditures for 2000 will be approximately $70,000,000 to $80,000,000 which includes construction costs of a headquarters building on the land purchased in 1999.

     As of December 31, 1999, the Company's principal sources of liquidity consisted of $70,179,000 of working capital and $103,000,000 available under its bank credit facilities. During 1999, the Company increased its bank credit facility borrowing capacity from $100,000,000 to $265,000,000. The Company believes that internally generated funds, together with funds that may be borrowed under such credit facility, will be sufficient to meet the Company's anticipated capital requirements and financial obligations for the foreseeable future.

     On June 11, 1999, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its outstanding common stock. Purchases are made through open market or privately negotiated transactions, subject to market conditions and trading restrictions. As of December 31, 1999, $118,260,000 of common stock had been repurchased under this program. The total common stock held in treasury was $118,039,000 as of December 31, 1999.

     The Company's future liquidity will continue to be dependent upon its operating cash flow and management of accounts receivable. The Company does not expect any impact on liquidity due to pending litigation.

YEAR 2000 REMEDIATION

     Certain risks may exist with respect to potential malfunctions of computer hardware and software and embedded microprocessors due to the change in the century (the "Year 2000 problem"). Malfunctions may arise due to the design of microchips and microprocessors and computer systems that are programmed to use two rather than four digits to define the applicable year. The Company has completed an extensive program to identify and remediate issues arising from the Year 2000 problem.

     The Company uses a proprietary and internally developed management information system (MIS) which serves as the platform for the operating and financial activities of the Company. The MIS system processes billings to, and collections from, third party payors for services provided by the Company and supports all of the Company's accounting, finance and general ledger functions. The system provides management with information used to measure and evaluate performance levels throughout the Company, including revenues and profitability, accounts receivable and collections, equipment controls and utilization, customer activity and manpower trends. The Company completed, in all material respects, the conversion of its mission-critical MIS software thereby mitigating the risk of Year 2000 problems. To date, the Company has not experienced any material MIS issues as a result of the change in century. The costs associated with the conversion were immaterial and fully expensed in the current and prior fiscal years.

     The Company has assessed its use of ancillary, third party computer software used to electronically submit medical claims to certain payors. None of this software was materially impacted by the Year 2000 problem. As such, the Company has not been required to implement its contingency plan with respect to this software.

     Certain medical devices and equipment provided by the Company to its customers contain embedded technology such as microprocessors. The Company identified those categories of devices and equipment that were sensitive to the change in century. The devices and equipment were removed from service and replaced with therapeutically comparable, Year 2000 compliant equipment prior to the change in the century. The scope and cost of exchanging non-compliant devices and equipment did not have a material impact on the Company's financial position.

     The Company is highly dependent upon certain government and private payors for payment of claims for services and equipment provided by the Company. The Company has not experienced a significant interruption in payment of claims by its primary payor sources due to the Year 2000 problem. The Company continues to monitor claims payments by individual third party payors to determine whether any Year 2000 problems have developed.

NEW ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133," which deferred, for one year, the effective date for the implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair values. The Company will be required to adopt this standard for financial statements issued beginning the first quarter of fiscal year 2001. The Company is currently evaluating the effect this standard will have on its financial statements.

INFLATION

     The Company has not experienced large increases in either the cost of supplies or operating expenses due to inflation. Because of reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, the Company bears the risk that reimbursement rates set by such programs will not keep pace with inflation.

QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

     During September 1999 as part of the Company's stock repurchase program, the Company sold European Put Options ("Puts") on underlying shares of the Company's common stock. The Puts have a six-month maturity period and the Company was paid a $4,454,000 premium in advance which was accounted for as additional paid-in capital. The Company has the option to settle the Puts in cash or in shares of common stock. If the market price of the Company's common stock is less than the strike price of the Puts at maturity, the Company would be required to either purchase 1,000,000 shares of its common stock for $28,282,000 or settle the Puts in cash based on the difference between the market price of the Company's common stock and the strike price of the Puts. As of December 31, 1999, the market price of the Company's common stock was $34.69 and the average strike price of the Puts was $28.28. On March 3, 2000, the Company amended the terms of the Puts to extend the maturity date of the Puts by two months. In connection with extending the maturity period of the Puts, the Company was paid an additional cash premium of $280,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 8, 2000, under "Information Regarding the Board of Directors and Executive Officers" and is herein incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 8, 2000, under "Executive Compensation" and is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 8, 2000, under "Security Ownership of Principal Stockholders and Management" and is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) (1) The following consolidated financial statements of Lincare Holdings Inc. and subsidiaries are filed as part of this Form 10-K starting at page F-1:

        Independent Auditors' Report

        Consolidated Balance Sheets -- December 31, 1999 and 1998

        Consolidated Statements of Operations -- Years ended December 31, 1999, 1998 and 1997.

        Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1999, 1998 and 1997

        Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998 and 1997

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

         (3) Exhibits included or incorporated herein:

        See Exhibit Index.

     (b) The Company did not file a Current Report on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LINCARE HOLDINGS INC.

                                                  /s/  PAUL G. GABOS
                                          --------------------------------------
                                                       Paul G. Gabos
                                              Secretary, Chief Financial and
                                               Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                   SIGNATURE                                    POSITION                     DATE
                   ---------                                    --------                     ----

               /s/ JOHN P. BYRNES                 Director, President, Chief Executive  March 28, 2000
------------------------------------------------    Officer and Principal Executive
                   John P. Byrnes                   Officer

               /s/ PAUL G. GABOS                  Secretary, Chief Financial and        March 28, 2000
------------------------------------------------    Principal Accounting Officer
                   Paul G. Gabos

                       *                          Director                              March 28, 2000
------------------------------------------------
                Chester B. Black

                       *                          Director                              March 28, 2000
------------------------------------------------
                 Frank T. Cary

                       *                          Director                              March 28, 2000
------------------------------------------------
             William F. Miller, III

                       *                          Director                              March 28, 2000
------------------------------------------------
                 Thomas O. Pyle

                         *By:  /s/ JOHN P. BYRNES
                             --------------------------
                                  Attorney in fact

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Lincare Holdings Inc.:

     We have audited the consolidated financial statements of Lincare Holdings Inc. and subsidiaries as listed in the index on page 15. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in the index on page 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincare Holdings Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

St. Petersburg, Florida
February 4, 2000

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................   $  3,699     $  5,100
  Accounts and notes receivable (note 2)....................    104,762       85,187
  Income taxes receivable...................................      5,837        3,553
  Inventories...............................................      3,612        2,908
  Prepaid expenses..........................................      1,700          478
                                                               --------     --------
          Total current assets..............................    119,610       97,226
                                                               --------     --------
Property and equipment (notes 3 and 4)......................    305,168      246,033
Less accumulated depreciation...............................    134,041      105,799
                                                               --------     --------
          Net property and equipment........................    171,127      140,234
                                                               --------     --------
Other assets:
  Goodwill, less accumulated amortization of $35,166 in 1999
     and $24,690 in 1998....................................    413,856      336,485
  Intangible assets, less accumulated amortization of
     $44,491 in 1999
     and $40,035 in 1998....................................      8,577        6,102
  Covenants not to compete, less accumulated amortization of
     $11,984 in 1999
     and $10,963 in 1998....................................        951        1,772
  Other.....................................................      2,703          820
                                                               --------     --------
          Total other assets................................    426,087      345,179
                                                               --------     --------
                                                               $716,824     $582,639
                                                               ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations (note 5)....   $ 12,436     $ 12,923
  Accounts payable..........................................     20,598       19,169
  Accrued expenses:
     Compensation and benefits..............................     10,859       10,679
     Other..................................................      5,538        5,377
                                                               --------     --------
          Total current liabilities.........................     49,431       48,148
                                                               --------     --------
Long-term obligations, excluding current installments (note
  5)........................................................    159,000       22,258
Deferred income taxes (note 6)..............................     21,493       15,651
Minority interest...........................................        789          926
Stockholders' equity (notes 6, 7, and 8):
  Common stock, $.01 par value. Authorized 200,000,000
     shares; issued and outstanding: 58,397,702 and
     54,069,202 in 1999, 58,379,054 and 58,354,266 in
     1998...................................................        584          583
  Additional paid-in capital................................    135,741      128,828
  Retained earnings.........................................    467,825      367,085
  Less treasury stock, at cost: 4,328,500 shares in 1999 and
     24,788 shares in 1998..................................    118,039          840
                                                               --------     --------
          Total stockholders' equity........................    486,111      495,656
Commitments and contingencies (notes 4 and 14)..............
                                                               --------     --------
                                                               $716,824     $582,639
                                                               ========     ========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                          1999           1998          1997
                                                        ---------      --------      --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues (note 9).................................  $ 581,786      $487,407      $443,181
                                                        ---------      --------      --------
Costs and expenses:
  Cost of goods and services..........................     89,592        76,367        65,932
  Operating expenses..................................    131,240       111,222        93,830
  Selling, general and administrative expenses........    128,345       107,691        90,225
  Bad debt expense....................................      6,981         5,849         4,432
  Depreciation expense................................     41,178        34,430        27,603
  Amortization expense................................     15,954        12,745        14,229
  Non-recurring expense (note 11).....................         --            --        15,557
                                                        ---------      --------      --------
                                                          413,290       348,304       311,808
                                                        ---------      --------      --------
          Operating income............................    168,496       139,103       131,373
                                                        ---------      --------      --------
Other income (expenses):
  Interest income.....................................        468           447           202
  Interest expense....................................     (5,940)       (1,177)       (1,161)
  Net loss on disposal of property and equipment......       (277)         (113)          (93)
                                                        ---------      --------      --------
                                                           (5,749)         (843)       (1,052)
                                                        ---------      --------      --------
          Income before income taxes..................    162,747       138,260       130,321
Income tax expense (note 6)...........................     62,007        52,954        50,173
                                                        ---------      --------      --------
          Net income..................................  $ 100,740      $ 85,306      $ 80,148
                                                        =========      ========      ========
Income per common share (note 10):
  Basic...............................................  $    1.77      $   1.47      $   1.41
                                                        =========      ========      ========
  Diluted.............................................  $    1.74      $   1.44      $   1.37
                                                        =========      ========      ========
Weighted average number of common shares
  outstanding.........................................     56,942        57,992        56,837
                                                        =========      ========      ========
Weighted average number of common shares and common
  share equivalents outstanding.......................     57,989        59,435        58,655
                                                        =========      ========      ========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                       ADDITIONAL                             TOTAL
                                              COMMON    PAID-IN     RETAINED   TREASURY   STOCKHOLDERS'
                                              STOCK     CAPITAL     EARNINGS    STOCK        EQUITY
                                              ------   ----------   --------   --------   -------------
                                                               (DOLLARS IN THOUSANDS)
Balances at December 31, 1996...............   $564     $ 97,053    $201,631         --     $299,248
Exercise of stock options (note 8)..........     10        7,108          --         --        7,118
Tax benefit related to exercise of employee
  stock options (notes 6 and 8).............     --        6,553          --         --        6,553
Net income..................................     --           --      80,148         --       80,148
                                               ----     --------    --------   --------     --------
Balances at December 31, 1997...............    574      110,714     281,779         --      393,067
Exercise of stock options (note 8)..........      9        9,412          --         --        9,421
Tax benefit related to exercise of employee
  stock options (notes 6 and 8).............     --        8,702          --         --        8,702
Net income..................................     --           --      85,306         --       85,306
Treasury stock issued.......................     --           --          --        891          891
Treasury stock acquired.....................     --           --          --      1,731        1,731
                                               ----     --------    --------   --------     --------
Balances at December 31, 1998...............    583      128,828     367,085        840      495,656
Exercise of stock options (note 8)..........      1        1,847          --         --        1,848
Proceeds from sale of put options (note
  7)........................................     --        4,454          --         --        4,454
Tax benefit related to exercise of employee
  stock options (notes 6 and 8).............     --          612          --         --          612
Net income..................................     --           --     100,740         --      100,740
Treasury stock issued                            --           --          --      1,061        1,061
Treasury stock acquired.....................     --           --          --    118,260      118,260
                                               ----     --------    --------   --------     --------
Balances at December 31, 1999...............   $584     $135,741    $467,825   $118,039     $486,111
                                               ====     ========    ========   ========     ========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 100,740   $  85,306   $  80,148
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Increase in provision for losses on accounts and notes
       receivable...........................................     (6,260)     (2,080)       (750)
     Depreciation expense...................................     41,178      34,430      27,603
     Loss on disposal of property and equipment.............        277         113          93
     Amortization expense...................................     15,954      12,745      14,229
     Amortization of imputed interest.......................         15          67          22
     Deferred income taxes..................................      8,539       8,790      (1,549)
     Minority interest in net earnings of subsidiary........         83         264         254
     Non-recurring expense (note 11)........................         --          --      15,557
     Change in operating assets and liabilities:
       Increase in accounts and notes receivable............     (9,302)     (8,377)    (13,698)
       (Increase) decrease in inventories...................       (225)     (1,103)        441
       Increase in prepaid expenses.........................     (1,435)       (113)       (118)
       Increase (decrease) in accounts payable..............      1,430       4,779      (2,568)
       Increase (decrease) in accrued expenses..............       (167)      2,942       2,676
       (Increase) decrease in income taxes..................     (1,672)      7,679       4,210
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........    149,155     145,442     126,550
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of property and equipment..............        632         158         127
  Capital expenditures......................................    (66,882)    (62,188)    (50,676)
  (Increase) decrease in other assets.......................     (1,884)        498        (575)
  Business acquisitions, net of cash acquired (note 13).....    (73,426)    (95,704)    (66,249)
                                                              ---------   ---------   ---------
          Net cash used by investing activities.............   (141,560)   (157,236)   (117,373)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from long-term obligations.......................    273,000      64,000     101,559
  Payment of long-term obligations..........................   (170,879)    (59,512)   (115,073)
  Decrease in minority interest.............................       (220)       (253)       (244)
  Proceeds from issuance of common stock....................      1,848       9,421       7,118
  Proceeds from put options                                       4,454          --          --
  Proceeds from issuance of treasury stock                        1,061         891          --
  Payment to acquire treasury stock.........................   (118,260)     (1,731)         --
                                                              ---------   ---------   ---------
          Net cash provided (used) by financing
            activities......................................     (8,996)     12,816      (6,640)
                                                              ---------   ---------   ---------
          Net increase (decrease) in cash and cash
            equivalents.....................................     (1,401)      1,022       2,537
Cash and cash equivalents, beginning of year................      5,100       4,078       1,541
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $   3,699   $   5,100   $   4,078
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998, AND 1997
(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  (e) Financial Instruments

     The Company believes the book value of its cash equivalents, accounts and notes receivable, income taxes receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature. The book value of the Company's bank credit facilities and long-term obligations approximate their fair value as the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company. During September 1999 as part of the Company's stock repurchase program, the Company sold European Put Options ("Puts") on underlying shares of the Company's common stock. The Puts have a six-month maturity period and the Company was paid a $4,454,000 premium in advance which was accounted for as additional paid in capital. The Company has the option to settle the Puts in cash or in shares of common stock. If the market price of the Company's common stock is less than the strike price of the Puts at maturity, the Company would be required to either purchase 1,000,000 shares of its common stock for $28,282,000 or settle the Puts in cash based on the difference between the market price of the Company's common stock and the strike price of the Puts. As of December 31, 1999, the market price of the Company's common stock was $34.69 and the average strike price of the Puts was $28.28. The Company had no derivative financial instruments at December 31, 1998.

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

Land improvements...........................................  15 years
Building and improvements...................................  5 to 40 years
Equipment and furniture.....................................  3 to 25 years

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

     Covenants not to compete are amortized on a straight-line basis over the life of the respective covenants, one to five years.

     The Company periodically evaluates the ability to recover goodwill and other intangible assets by utilizing a cash flow from operating income test. In addition, the Company considers the effects of external changes to the Company's business environment, including competitive pressures, market changes and technological and regulatory changes.

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

  (j) Pension Plan

     The Company has a defined contribution pension plan covering substantially all employees. The Company makes monthly contributions to the plan equal to the amount accrued for pension expense. Employer contributions (net of applied forfeitures) were approximately $3,537,000 in 1999, $2,248,000 in 1998, and $1,895,000 in 1997.

  (k) Statements of Cash Flows

     For purposes of the statements of cash flows, the Company considers all short-term investments with a purchased maturity of three months or less to be cash equivalents.

  (l) Stock Options

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

price. Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

  (m) Segment Information

     The Company follows Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 utilizes the "management" approach for determining reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company is managed at the executive level as a portfolio of local businesses. As a result, the Company has one reportable segment.

 (n) New Accounting Standards

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133," which deferred, for one year, the effective date for the implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair values. The Company will be required to adopt this standard for financial statements issued beginning the first quarter of fiscal year 2001. The Company is currently evaluating the effect this standard will have on its financial statements.

(2) ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable at December 31, 1999 and 1998 consist of:

                                                                1999      1998
                                                              --------   -------
                                                                (IN THOUSANDS)
Trade.......................................................  $109,519   $94,284
Other.......................................................       140       256
                                                              --------   -------
                                                               109,659    94,540
Less allowance for uncollectible accounts...................     4,897     9,353
                                                              --------   -------
                                                              $104,762   $85,187
                                                              ========   =======

(3) PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1999 and 1998 consist of:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Land and improvements.......................................  $  3,182   $     85
Building and improvements...................................     1,889      1,393
Equipment and furniture.....................................   300,097    244,555
                                                              --------   --------
                                                              $305,168   $246,033
                                                              ========   ========

     Rental equipment of approximately $227,928,000 in 1999 and $187,806,000 in 1998 are included with equipment and furniture.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4) LEASES

     The Company has several noncancelable operating leases, primarily for buildings, office equipment and vehicles, that expire over the next five years and provide for purchase or renewal options. Operating lease expense was approximately $24,118,000 in 1999, $18,739,000 in 1998, and $16,012,000 in 1997.

     Future minimum lease payments under noncancelable operating leases as of December 31, 1999 are as follows:

                                                              (IN THOUSANDS)
2000........................................................     $20,529
2001........................................................      14,799
2002........................................................       5,404
2003........................................................       1,641
2004........................................................         509
                                                                 -------
          Total minimum lease payments......................     $42,882
                                                                 =======

(5) LONG-TERM OBLIGATIONS

     Long-term obligations at December 31, 1999 and 1998 consist of:

                                                                1999      1998
                                                              --------   -------
                                                                (IN THOUSANDS)
Borrowings under revolving credit portion of bank credit
  agreement bearing interest (6.49% at December 31, 1999) at the Interbank Offered Rate, adjusted for changes in
  reserve requirements, plus an applicable margin based upon the Company's consolidated leverage ratio (consolidated
  funded indebtedness to consolidated earnings before
  interest, taxes, depreciation and amortization) payable in
  2002......................................................  $159,000   $22,000
Unsecured, deferred acquisition obligations net of imputed
  interest, payable in various installments through 2000....    12,201    12,566
Computer equipment purchases financed through installment
  loans; interest (4.17% to 4.52%) and principal are payable
  monthly through 2000......................................       235       615
                                                              --------   -------
          Total long-term obligations.......................   171,436    35,181
          Less: current installments........................    12,436    12,923
                                                              --------   -------
          Long-term debt, excluding current installments....  $159,000   $22,258
                                                              ========   =======

     The bank credit facilities with several lenders and Bank of America N.A. as agent dated August 23, 1999 permits the Company to borrow amounts up to $215,000,000 on a three year revolving credit facility and $50,000,000 on a 364 day revolving credit facility. The three year revolving credit facility contains a $20,000,000 letter of credit sub facility which reduces the principal amount available under the three year credit facility by the amount of outstanding letters of credit. As of December 31, 1999, $3,000,000 was outstanding under the letter of credit sub facility. The three year revolving credit facility has a termination date of August 22, 2002 and the 364 day revolving credit facility has a termination date of August 22, 2000. Outstanding borrowings under the 364 day revolving credit facility at the termination date of the facility may be converted to a term loan at the option of the Company and shall mature on the three year revolving credit facility termination date. At December 31, 1999, there were $159,000,000 borrowings outstanding on the three year revolving credit facility. Upon entering into the credit agreement, an origination fee of $1,840,000 was paid and is being amortized over three years. Commitment fees on the unused portion of the facilities (.35% on the three year revolving credit facility and .30% on the 364 day revolving credit facility at December 31,

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1999) are based upon the Company's consolidated leverage ratio for the most recent four fiscal quarters. Interest accrued on the outstanding principal balance that is not termed for repayment is payable monthly. The credit agreement contains several financial and other covenants and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc.

     Unamortized imputed interest on the deferred acquisition obligations and installment loans at 4.17% to 6.0% was $35,000 in 1999 and $38,000 in 1998.

     The aggregate maturities of long-term obligations for each of the five years subsequent to December 31, 1999 are as follows:

                                                              (IN THOUSANDS)
2000........................................................     $ 12,436
2001........................................................           --
2002........................................................      159,000
2003........................................................           --
2004........................................................           --
                                                                 --------
                                                                 $171,436
                                                                 ========

(6) INCOME TAXES

     The tax effects of temporary differences that account for significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Accrued expenses, principally due to deferral for income
     tax reporting purposes.................................  $ (4,516)  $ (4,113)
  Intangible assets and covenants not to compete,
     principally due to differences in amortization.........    (7,587)    (7,575)
  Net operating loss carryforward...........................      (145)      (113)
                                                              --------   --------
          Total gross deferred tax assets...................   (12,248)   (11,801)
                                                              --------   --------
Deferred tax liabilities:
  Accounts receivable, principally due to valuation
     adjustment.............................................         4      1,688
  Property and equipment, principally due to differences in
     depreciation...........................................    18,308     14,473
  Goodwill, principally due to differences in
     amortization...........................................    12,615      8,350
  Other.....................................................     2,814      2,941
                                                              --------   --------
          Total gross deferred tax liabilities..............    33,741     27,452
                                                              --------   --------
          Net deferred tax liability........................  $ 21,493   $ 15,651
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

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Income tax expense attributable to operations consists of:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1999      1998      1997
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Current:
  Federal.................................................  $47,574   $36,423   $44,641
  State...................................................    4,215     3,850     7,081
                                                            -------   -------   -------
          Total current...................................   51,789    40,273    51,722
                                                            -------   -------   -------
Deferred:
  Federal.................................................    9,387    11,535    (1,347)
  State...................................................      831     1,146      (202)
                                                            -------   -------   -------
          Total deferred..................................   10,218    12,681    (1,549)
                                                            -------   -------   -------
          Total income tax expense........................  $62,007   $52,954   $50,173
                                                            =======   =======   =======
Total income tax expense was allocated:
  Income from operations..................................  $62,007   $52,954   $50,173
  Stockholders' equity for compensation expense for tax
     purposes.............................................     (612)   (8,702)   (6,553)
                                                            -------   -------   -------
                                                            $61,395   $44,252   $43,620
                                                            =======   =======   =======

     Total income tax expense differs from the amounts computed by applying a U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1999      1998      1997
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Computed "expected" tax expense...........................  $56,961   $48,391   $45,612
State income taxes, net of federal income tax benefit.....    3,280     3,247     4,471
Other.....................................................    1,766     1,316        90
                                                            -------   -------   -------
          Total income tax expense........................  $62,007   $52,954   $50,173
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

     During September 1999 as part of the Company's stock repurchase program, the Company sold European Put Options ("Puts") on underlying shares of the Company's common stock. The Puts have a six-month maturity period and the Company was paid a $4,454,000 premium in advance which was accounted for as additional paid in capital. The Company has the option to settle the Puts in cash or in shares of common stock. If the market price of the Company's common stock is less than the strike price of the Puts at maturity, the Company would be required to either purchase 1,000,000 shares of its common stock for $28,282,000 or settle the Puts in cash based on the difference between the market price of the Company's common stock and the strike price of the Puts. As of December 31, 1999, the market price of the Company's common stock was $34.69 and the average strike price of the Puts was $28.28.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(8) STOCK OPTIONS

     The Company has five stock option plans that provide for the grant of options to directors, officers and employees. To date, stock options have been granted with an exercise price equal to the stock's fair value at the date of grant. Stock options generally have ten-year terms and generally vest over four years.

     The Company has reserved a total of 5,947,536 shares of common stock for issuance under its Non-Qualified Stock Option Plan (the "Plan"). At December 31, 1999, there were options for 112,000 shares outstanding and no options available for issuance under the Plan. The Company has reserved a total of 3,200,000 shares of common stock for issuance under its 1991 Stock Plan (the "1991 Plan"). At December 31, 1999, there were options for 592,500 shares outstanding and no options available for issuance under the 1991 Plan. The Company has reserved a total of 1,000,000 shares of common stock for issuance under its 1994 Stock Plan (the "1994 Plan"). At December 31, 1999, there were options for 754,900 shares outstanding and no options available for issuance under the 1994 Plan. The Company has reserved a total of 2,000,000 shares of common stock for issuance under its 1996 Stock Plan (the "1996 Plan"). At December 31, 1999, there were options for 1,721,600 shares outstanding and options for 104,000 shares available for issue under the 1996 Plan. The Company has reserved a total of 1,500,000 shares of common stock for issuance under its 1998 stock plan (the "1998 Plan"). At December 31, 1999, there were options for 1,370,500 shares outstanding and options for 129,500 shares available for issue under the 1998 Plan.

     The per share weighted average fair value of stock options granted during 1999, 1998, and 1997 was $17.61, $23.61 and $11.35 on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions: 1999 -- expected dividend yield 0%, risk-free interest rate of 6.9%, expected life of 8 years, and volatility of 60.6%; 1998 -- expected dividend yield 0%, risk-free interest rate of 5.3%, expected life of 9 years, and volatility of 59.0%; 1997 -- expected dividend yield 0%, risk-free interest rate of 5.7%, expected life of 9 years, and volatility of 39.9%.

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                     1999      1998      1997
                                                   --------   -------   -------
                                                          (IN THOUSANDS,
                                                      EXCEPT PER SHARE DATA)
Net income:
  As reported....................................  $100,740   $85,306   $80,148
                                                   ========   =======   =======
  Pro forma......................................  $ 93,103   $78,689   $75,843
                                                   ========   =======   =======
Income per common share:
  Basic -- as reported...........................  $   1.77   $  1.47   $  1.41
                                                   ========   =======   =======
  Diluted -- as reported.........................  $   1.74   $  1.44   $  1.37
                                                   ========   =======   =======
  Basic -- pro forma.............................  $   1.64   $  1.36   $  1.33
                                                   ========   =======   =======
  Diluted -- pro forma...........................  $   1.61   $  1.32   $  1.29
                                                   ========   =======   =======

     Pro forma net income reflects only options granted in 1999, 1998, and 1997. Therefore, the full impact of calculating compensation cost for stock options under Statement of Financial Accounting Standards No. 123 is not reflected in the pro forma net income or per share amounts presented above because compensation cost

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

is reflected over the options vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

     Information related to the plans is as follows:

                                                                             WEIGHTED
                                                            NUMBER OF        AVERAGE
                                                             OPTIONS      EXERCISE PRICE
                                                            ----------   ----------------
Outstanding at December 31, 1996..........................   3,950,840        $11.33
Exercised in 1997.........................................    (931,098)         7.57
Canceled in 1997..........................................     (32,000)        15.43
Options issued in 1997....................................     948,000         19.36
                                                            ----------
Outstanding at December 31, 1997..........................   3,935,742         14.22
Exercised in 1998.........................................    (903,942)        10.42
Canceled in 1998..........................................     (83,000)        21.34
Options issued in 1998....................................   1,090,000         33.83
                                                            ----------
Outstanding at December 31, 1998..........................   4,038,800         19.88
Exercised in 1999.........................................    (114,800)        16.40
Canceled in 1999..........................................     (53,500)        28.79
Options issued in 1999....................................     681,000         24.50
                                                            ----------
Outstanding at December 31, 1999..........................   4,551,500        $20.56
                                                            ==========

     At December 31, 1999, the range of exercise prices and weighted average remaining contractual life of outstanding options were as follows:

                                                               OPTIONS          WEIGHTED
                                                             OUTSTANDING        AVERAGE
                                                                AS OF          REMAINING
                         RANGE OF                            DECEMBER 31,     CONTRACTUAL
                     EXERCISE PRICES                             1999             LIFE
                     ---------------                         ------------   ----------------
$ 6.06 -$12.50 ...........................................    1,154,400        3.7 years
$12.63 -$18.91 ...........................................    1,354,600        4.9 years
$19.50 -$29.38 ...........................................    1,353,000        7.6 years
$35.63 -$35.63 ...........................................      689,500        7.4 years
                                                              ---------
$ 6.06 -$35.63 ...........................................    4,551,500        5.8 years
                                                              =========

     At December 31, 1999, 1998 and 1997, the number of options exercisable was 2,074,000, 1,535,800 and 1,400,742, respectively, and the weighted average exercise price of those options was $14.09, $12.61 and $9.86, respectively.

     In connection with the exercise of certain stock options, the Company receives a tax deduction for the difference between the fair value of the common stock at the date of exercise and the exercise price. The related income tax benefit of approximately $612,000 in 1999, $8,702,000 in 1998 and $6,553,000 in
1997 has been recorded as a reduction of income taxes payable and an increase to additional paid-in capital.

(9) NET REVENUES

     Included in the Company's net revenues is reimbursement from the federal government under Medicare, Medicaid and other federally funded programs, which aggregated approximately 62% in 1999, 62% in 1998, and 63% in 1997 of such net revenues.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(10) INCOME PER COMMON SHARE

     Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in earnings, including stock options. When the exercise of stock options is antidilutive, they are excluded from the calculation.

     A reconciliation of the numerators and the denominators of the basic and diluted per common share computations is as follows:

                                                     INCOME         SHARES       PER SHARE
                                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                   -----------   -------------   ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1999
  Basic:
     Income available to common stockholders....    $100,740        56,942         $1.77
                                                                                   =====
  Effect of dilutive securities:
     Stock options..............................          --         1,047
                                                    --------        ------
  Diluted:
     Income available to common stockholders and
       holders of dilutive securities...........    $100,740        57,989         $1.74
                                                    ========        ======         =====
YEAR ENDED DECEMBER 31, 1998
  Basic:
     Income available to common stockholders....    $ 85,306        57,992         $1.47
                                                                                   =====
  Effect of dilutive securities:
     Stock options..............................          --         1,443
                                                    --------        ------
  Diluted:
     Income available to common stockholders and
       holders of dilutive securities...........    $ 85,306        59,435         $1.44
                                                    ========        ======         =====
YEAR ENDED DECEMBER 31, 1997
  Basic:
     Income available to common stockholders....    $ 80,148        56,837         $1.41
                                                                                   =====
  Effect of dilutive securities:
     Stock options..............................          --         1,818
                                                    --------        ------
  Diluted:
     Income available to common stockholders and
       holders of dilutive securities...........    $ 80,148        58,655         $1.37
                                                    ========        ======         =====

(11) NON-RECURRING EXPENSE

     In 1997, the Company recorded a non-recurring expense of $15,557,000, of which $11,849,000 was related to the write down of impaired oxygen rental equipment and $3,708,000 was related to the write down of impaired intangible assets (customer list). The charges adjusted the carrying value of certain assets affected by provisions of the Balanced Budget Act of 1997. This legislation reduced Medicare reimbursement for home oxygen equipment and services by 30 percent over the two year period commencing January 1, 1998. The fair values of the oxygen rental equipment and customer lists were determined based on discounted cash flows taking into account the reduced reimbursement rates.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(12) SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Cash paid for:
  Interest..................................................  $ 5,823   $ 1,106   $ 1,139
                                                              =======   =======   =======
  Income taxes..............................................  $53,461   $37,699   $47,512
                                                              =======   =======   =======

(13) BUSINESS COMBINATIONS

     During 1999, the Company acquired the outstanding stock or certain assets of 22 businesses in 22 separate transactions. During 1998, the Company acquired the outstanding stock or certain assets of 24 businesses in 24 separate transactions. Consideration for the acquisitions generally included cash, unsecured non-interest bearing obligations and the assumption of certain liabilities.

     None of the businesses acquired were related to the Company prior to acquisition. Each acquisition during 1999 and 1998 was accounted for as a purchase. The results of operations of the acquired companies are included in the accompanying consolidated statement of operations since the respective dates of acquisition. Each of the acquired companies conducted operations similar to that of the Company.

     The aggregate cost of the acquisitions described above was as follows:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Cash........................................................  $ 73,426   $ 96,250
Deferred acquisition obligations............................    11,988     16,510
Assumption of liabilities...................................    17,942      1,219
                                                              --------   --------
                                                              $103,356   $113,979
                                                              ========   ========

     The aggregate purchase price of the acquisitions described above was allocated as follows:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Current assets (including cash acquired of $546 in 1998)....  $  2,969   $  6,708
Property and equipment......................................     6,097      4,459
Intangible assets...........................................     7,132      4,753
Goodwill....................................................    87,158     98,059
                                                              --------   --------
                                                              $103,356   $113,979
                                                              ========   ========

     The following unaudited pro forma supplemental information on the results of operations for the years ended December 31, 1999 and 1998 include the acquisitions as if they had been combined at the beginning of the respective years.

                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Net revenues................................................   $607,195     $548,407
                                                               ========     ========
Net income..................................................   $104,230     $ 94,815
                                                               ========     ========
Basic -- income per common share............................   $   1.83     $   1.63
                                                               ========     ========
Diluted -- income per common share..........................   $   1.80     $   1.60
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

(14) CONTINGENCIES

     As a health care provider, the Company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. To ensure compliance with Medicare and other regulations, government agencies and regional carriers often open investigations and request patient records and other documents to support claims submitted by the Company for payment of services rendered to its patients. The marketing, billing, documentation and other practices of health care companies are also the subject of government scrutiny, from time to time. In actions known as qui tam suits, private litigants may also make claims against the Company for violations of health care laws and the government may intervene in, and take control of such actions. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

     In this regard, the Company has received inquiries from various government agencies requesting patient records and other documents. The Company is cooperating with the government's requests for information. The government has not served the Company with any complaints nor has it disclosed the basis for its inquiries. The Company is also a defendant in a qui tam proceeding pending in the U.S. District Court in the Northern District of Georgia. The government has declined to intervene in this action. The Company intends to vigorously defend this suit. The duration or outcome of these matters cannot be predicted with any degree of certainty.

     The Company is also involved in certain other claims and legal actions arising in the ordinary course of its business. The ultimate disposition of all such matters is not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of quarterly financial results for the years ended December 31, 1999 and 1998:

                                                 FIRST      SECOND     THIRD      FOURTH
                                                QUARTER    QUARTER    QUARTER    QUARTER
                                                --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999:
  Net revenues................................  $136,081   $143,025   $150,247   $152,433
                                                ========   ========   ========   ========
  Operating income............................  $ 38,579   $ 40,806   $ 43,500   $ 45,611
                                                ========   ========   ========   ========
  Net income..................................  $ 23,503   $ 24,810   $ 26,021   $ 26,406
                                                ========   ========   ========   ========
  Income per common share:
  Basic.......................................  $    .40   $    .43   $    .46   $    .49
                                                ========   ========   ========   ========
  Diluted.....................................  $    .40   $    .42   $    .45   $    .47
                                                ========   ========   ========   ========
1998:
  Net revenues................................  $111,904   $119,518   $125,691   $130,294
                                                ========   ========   ========   ========
  Operating income............................  $ 29,435   $ 33,582   $ 37,284   $ 38,802
                                                ========   ========   ========   ========
  Net income..................................  $ 18,178   $ 20,724   $ 22,733   $ 23,671
                                                ========   ========   ========   ========
  Income per common share:
  Basic.......................................  $    .32   $    .36   $    .39   $    .41
                                                ========   ========   ========   ========
  Diluted.....................................  $    .31   $    .35   $    .38   $    .40
                                                ========   ========   ========   ========

                                                                   SCHEDULE VIII

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE AT
                                        BEGINNING    COSTS AND      OTHER                        END OF
             DESCRIPTION                OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS       PERIOD
             -----------                ----------   ----------   ----------    ----------    -------------
                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999
Deducted from asset accounts
  Allowance for uncollectible
     accounts.........................    $9,353       $6,981       $1,891(1)    $13,328(2)      $4,897
                                          ======       ======       ======       =======         ======
YEAR ENDED DECEMBER 31, 1998
Deducted from asset accounts:
  Allowance for uncollectible
     accounts.........................    $7,951       $5,849       $2,632(1)    $ 7,079(2)      $9,353
                                          ======       ======       ======       =======         ======
YEAR ENDED DECEMBER 31, 1997
Deducted from asset accounts:
  Allowance for uncollectible
     accounts.........................    $5,917       $4,432       $3,724(1)    $ 6,122(2)      $7,951
                                          ======       ======       ======       =======         ======

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

  //10.42.1-   Three-Year Credit Agreement among Lincare Holdings Inc., as
               Borrower, Certain Subsidiaries of Borrower from time to time party thereto, as Guarantors, the several Lenders from time to time party thereto and Bank of America, N.A. as agent  . . . . . . . . . . . . . . . . . . .

  //10.42.2-   364-Day Credit Agreement among Lincare Holdings Inc., as
               Borrower, Certain Subsidiaries of Borrower from time to time party thereto, as Guarantors, the several Lenders from time to time party thereto and Bank of America, N.A. as agent  . . . . . . . . . . . . . . . . . . .

     /10.43-   Form of Non-employee Director Stock Option Agreement  . . . . . . . . . . . . . .

     /10.44-   Form of Non-qualified Stock Option Agreement  . . . . . . . . . . . . . . . . . .

 +++++22.2-    List of Subsidiaries of Lincare Holdings Inc. . . . . . . . . . . . . . . . . . .

      23.1-    Consent of KPMG LLP   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

      27.1-    Financial Data Schedule 12/31/99 (for SEC Use Only)   . . . . . . . . . . . . . .
      99.0     Powers of Attorney  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

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

   // Incorporate by reference to the Registrant's Form 10-Q dated November 12, 1999.