Form 10-Q
period 2000-03-31
LINCARE HOLDINGS INC
filed 2000-05-11
CIK 882235

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           CLASS                               OUTSTANDING AT APRIL 30, 2000
                           -----                              -------------------------------
Common Stock, $0.01 par value...............................         53,279,652 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LINCARE HOLDINGS INC.

                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                     INDEX

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION
Item 1  Financial Statements (unaudited)
        Condensed consolidated balance sheets.......................    3
        Condensed consolidated statements of operations.............    4
        Condensed consolidated statements of cash flows.............    5
        Notes to condensed consolidated financial statements........    6
Item 2  Management's Discussion and Analysis of Results of
        Operations and Financial Condition..........................    7
Item 3  Quantitative and Qualitative Disclosure Regarding Market
        Risk........................................................    9

PART II.  OTHER INFORMATION
Item 1  Legal Proceedings...........................................    9
Item 2  Changes in Securities.......................................    9
Item 3  Defaults Upon Senior Securities.............................    9
Item 4  Submission of Matters to a Vote of the Security Holders.....    9
Item 5  Other Information...........................................    9
Item 6  Exhibits and Reports on Form 8-K............................    9

SIGNATURE...........................................................   10

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................    $    405       $  3,699
  Accounts and notes receivable.............................     110,299        104,762
  Income tax receivable.....................................          --          5,837
  Inventories...............................................       3,584          3,612
  Prepaid expenses..........................................         902          1,700
                                                                --------       --------
          Total current assets..............................     115,190        119,610
                                                                --------       --------
Property and equipment......................................     322,676        305,168
Less: accumulated depreciation..............................     143,865        134,041
                                                                --------       --------
          Net property and equipment........................     178,811        171,127
                                                                --------       --------
Other assets:
  Goodwill..................................................     431,589        413,856
  Intangible assets.........................................       8,689          8,577
  Covenants not to compete..................................         826            951
  Other.....................................................       2,635          2,703
                                                                --------       --------
          Total other assets................................     443,739        426,087
                                                                --------       --------
               Total assets.................................    $737,740       $716,824
                                                                ========       ========

Current liabilities:
  Current installments of long-term obligations.............    $  7,056       $ 12,436
  Accounts payable..........................................      17,707         20,598
  Accrued expenses:
     Compensation and benefits..............................       5,871         10,859
     Other..................................................       5,915          5,538
     Income taxes payable...................................      11,034             --
                                                                --------       --------
          Total current liabilities.........................      47,583         49,431
                                                                --------       --------
Long-term obligations, excluding current installments.......     175,000        159,000
Deferred income taxes.......................................      21,493         21,493
Minority interest...........................................         831            789
Stockholders' equity:
  Common stock..............................................         585            584
  Additional paid-in capital................................     136,747        135,741
  Retained earnings.........................................     494,961        467,825
  Less: treasury stock......................................     139,460        118,039
                                                                --------       --------
          Total stockholders' equity........................     492,833        486,111
                                                                --------       --------
               Total liabilities and stockholders' equity...    $737,740       $716,824
                                                                ========       ========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                              ---------------------------
                                                               MARCH 31,      MARCH 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                                 (IN THOUSANDS EXCEPT
                                                               SHARE AND PER SHARE DATA)
Net revenues................................................  $   159,497    $   136,081
                                                              -----------    -----------
Costs and expenses:
  Costs of goods and services...............................       24,395         21,597
  Operating expenses........................................       35,928         30,937
  Selling, general and administrative expenses..............       34,078         29,995
  Bad debt expense..........................................        2,392          1,633
  Depreciation expense......................................       11,325          9,550
  Amortization expense......................................        4,266          3,790
                                                              -----------    -----------
                                                                  112,384         97,502
                                                              -----------    -----------
          Operating income..................................       47,113         38,579
                                                              -----------    -----------
Other income (expense):
  Interest income...........................................           80             49
  Interest expense..........................................       (3,305)          (652)
  Net loss on disposal of property
     and equipment..........................................          (49)            (8)
                                                              -----------    -----------
                                                                   (3,274)          (611)
                                                              -----------    -----------
          Income before income taxes........................       43,839         37,968
Income taxes................................................       16,703         14,465
                                                              -----------    -----------
          Net income........................................  $    27,136    $    23,503
                                                              ===========    ===========
  Basic -- earnings per common share........................  $       .51    $      0.40
                                                              ===========    ===========
  Diluted -- earnings per common share......................  $       .50    $      0.40
                                                              ===========    ===========
Weighted average number of common shares outstanding........   53,725,718     58,355,360
                                                              ===========    ===========
Weighted average number of common shares and common share
  equivalents outstanding...................................   54,710,946     59,397,126
                                                              ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                              --------------------------
                                                              MARCH 31,       MARCH 31,
                                                                 2000            1999
                                                              ----------      ----------
                                                                    (IN THOUSANDS)
Cash from operations........................................   $ 49,430        $ 42,268
Investing activities:
  Proceeds from sale of property and equipment..............        138              14
  Capital expenditures......................................    (18,242)        (22,881)
  Decrease in other assets..................................         68              61
  Business acquisitions, net of cash acquired...............    (22,050)        (37,455)
                                                               --------        --------
                                                                (40,086)        (60,261)
                                                               --------        --------
Financing activities:
  Proceeds from long-term obligations.......................     34,000          57,000
  Payment of long-term obligations..........................    (26,089)        (42,491)
  Proceeds from issuance of common stock....................        872             277
  Proceeds from issuance of treasury stock..................        255             230
  Payment to acquire treasury stock.........................    (21,676)             --
                                                               --------        --------
                                                                (12,638)         15,016
                                                               --------        --------
Decrease in cash............................................     (3,294)         (2,977)
Cash and cash equivalents, beginning of period..............      3,699           5,100
                                                               --------        --------
Cash and cash equivalents, end of period....................   $    405        $  2,123
                                                               ========        ========

     See accompanying notes to condensed consolidated financial statements.

                             LINCARE HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 1999 is derived from the Lincare Holdings Inc. (the "Company") audited balance sheet as of that date.

NOTE 2 -- BUSINESS COMBINATIONS

     During the three months ended March 31, 2000 the Company acquired, in unrelated acquisitions certain assets of ten companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition.

     The aggregate cost of these acquisitions was as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Cash........................................................     $22,050
Deferred acquisition obligations............................       2,845
Assumption of liabilities...................................          66
                                                                 -------
                                                                 $24,961
                                                                 =======

     The aggregate purchase price was allocated as follows:

Current assets..............................................     $   510
Property and equipment......................................         954
Intangible assets...........................................       1,379
Goodwill....................................................      22,118
                                                                 -------
                                                                 $24,961
                                                                 =======

     Unaudited pro forma supplemental information on the results of operations for the three months ended March 31, 2000 and March 31, 1999 are provided below and reflect the acquisitions as if they had been combined at the beginning of each respective period.

                                                               FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                               (IN THOUSANDS EXCEPT
                                                                 PER SHARE DATA)
Net revenues................................................  $161,609      $139,924
                                                              ========      ========
Net income..................................................  $ 27,486      $ 24,127
                                                              ========      ========
Income per common share:
  Basic.....................................................  $    .51      $    .41
                                                              ========      ========
  Diluted...................................................  $    .50      $    .41
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

     The BBA authorizes the Department of Health and Human Services to conduct up to five competitive bidding demonstration projects for the acquisition of durable medical equipment and requires that one such project be established for oxygen and oxygen equipment. Each demonstration project is to be operated over a three-year period and is to be conducted in not more than three competitive acquisition areas. The first demonstration project became effective in Polk County, Florida on October 1, 1999. The second demonstration project is scheduled to become effective January 1, 2001 in the San Antonio, Texas area. The BBA also includes provisions designated to reduce health care fraud and abuse including a surety bond requirement, which has not yet been implemented, for durable medical equipment providers.

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

OPERATING RESULTS

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Oxygen and other respiratory therapy........................  $141,957    $121,622
Home medical equipment and other............................    17,540      14,459
                                                              --------    --------
          Total.............................................  $159,497    $136,081
                                                              ========    ========

     Net revenues for the three months ended March 31, 2000 increased by $23,416,000 (or 17.2%) compared with the three months ended March 31, 1999. Internally generated growth increased revenues by approximately $13,840,000 (or 10.2%) for the three months ended March 31, 2000. Growth due to acquisitions increased revenues by approximately $9,576,000 (or 7.0%) for the three months ended March 31, 2000.

     Cost of goods and services as a percentage of net revenues were 15.3% for the three months ended March 31, 2000 compared with 15.9% for the three months ended March 31, 1999.

     Operating expenses as a percentage of net revenues were 22.5% for the three months ended March 31, 2000 as compared to 22.7% for the three months ended March 31, 1999. Selling, general and administrative expenses as a percentage of net revenues were 21.4% for the three months ended March 31, 2000 compared with 22.0% for the three months ended March 31, 1999. The Company has been able to maintain a cost structure that, with increases in net revenues, allows the Company to spread its overhead across a larger base of revenue, resulting in improvements in operating income.

     Amortization expense for the three months ended March 31, 2000 increased to $4,266,000 compared with $3,790,000 for the three month period ending March 31, 1999. The increase is attributable to the amortization of intangible assets associated with business combinations in 1999 and the first three months of 2000.

     Operating income for the three months ended March 31, 2000 increased to $47,113,000, compared with $38,579,000 for the three ended March 31, 1999. The increases in operating income are attributable to the continued revenue growth and efforts to control costs.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operating activities was $49,430,000 for the three months ended March 31, 2000 compared with $42,268,000 for the three months ended March 31, 1999.

     Net cash used in investing and financing activities was $52,724,000 for the three months ended March 31, 2000. Activity during the three month period ended March 31, 2000 included the Company's investment of $22,050,000 in business acquisitions, investment in capital equipment of $18,242,000, proceeds of $34,000,000 from long-term obligations, payments of $26,089,000 related to long-term obligations and $21,676,000 to acquire treasury stock.

     As of March 31, 2000, the Company's principal sources of liquidity consisted of $67,607,000 of working capital and $86,630,000 available under its bank-credit facilities. The Company believes that internally generated funds, together with funds that may be borrowed under such credit facility, will be sufficient to meet the Company's anticipated capital requirements for the foreseeable future.

     On June 11, 1999, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its outstanding common stock. Purchases are made through open market or privately negotiated transactions, subject to market conditions and trading restrictions. As of March 31, 2000, $139,935,000 of common stock had been repurchased under this program.

QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

     During September 1999 as part of the Company's stock repurchase program, the Company sold European Put Options ("Puts") on underlying shares of the Company's common stock. The Puts originally had a six-month maturity period and the Company was paid a $4,454,000 premium in advance which was accounted for as additional paid-in capital. On March 3, 2000, the Company amended the terms of the Puts to extend the maturity date of the Puts by two months. In connection with extending the maturity period of the Puts, the Company was paid an additional cash premium of $280,000. The Company has the option to settle the Puts in cash or in shares of common stock. If the market price of the Company's common stock is less than the strike price of the Puts at maturity, the Company may either purchase 1,000,000 shares of its common stock for $28,282,000, settle the Puts in cash based on the difference between the market price of the Company's common stock and the strike price of the Puts or settle the Puts in shares of common stock by issuing additional shares of common stock at the current market value. As of March 31, 2000, the market price of the Company's common stock was $28.38 and the average strike price of the Puts was $28.28.

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

     (b) The Company did not file a Current Report on Form 8-K during the three months ended March 31, 2000.

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

                                                  Lincare Holdings Inc.
                                          --------------------------------------
                                                        Registrant

                                                    /s/  PAUL G. GABOS
                                          --------------------------------------
                                                      Paul G. Gabos
                                            Secretary, Chief Financial Officer
                                             and Principal Accounting Officer

May 11, 2000

                               INDEX OF EXHIBITS


                                                                                   SEQUENTIALLY
EXHIBIT                                                                              NUMBERED
NUMBER                                   EXHIBIT                                       PAGE
-------                                  -------                                   ------------

       +3.1   --   Amended and Restated Certificate of Incorporation of Lincare
                   Holdings Inc....................................................


*****3.1.1    --   Certificate of Amendment to the Amended and Restated
                   Certificate of Incorporation of Lincare Holdings Inc. ..........

       +3.2   --   Amended and Restated By-Laws of Lincare Holdings Inc............

      +10.6   --   Purchase Agreement dated as of September 25, 1991 among the
                   Registrant and the several purchasers named therein.............

     +10.10   --   Non-Qualified Stock Option Plan of Registrant...................

     +10.11   --   Lincare Holdings Inc. 1991 Stock Plan...........................

     +10.15   --   Lincare Inc. 401(k) Plan........................................

   +++10.21   --   Amendment to Non-Qualified Stock Option Agreement dated
                   December 2, 1992, between the Registrant and James T. Kelly.....

   +++10.22   --   Amendment to Non-Qualified Stock Option Agreement dated
                   December 2, 1992, between the Registrant and Howard R. Deutsch..




Exhibit
Number                                             Exhibit
------                                             -------
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

     /10.43-   Form of Non-employee Director Stock Option Agreement . . . . . . . . . . . . . . .

     /10.44-   Form of Non-qualified Stock Option Agreement . . . . . . . . . . . . . . . . . . .

  +++++22.2-   List of Subsidiaries of Lincare Holdings Inc . . . . . . . . . . . . . . . . . . .

       27.0-   Financial Data Schedule 3/31/00 (for SEC use only) . . . . . . . . . . . . . . . .

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