Form 10-Q
period 2000-06-30
LINCARE HOLDINGS INC
filed 2000-08-14
CIK 882235

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 CLASS                                                         OUTSTANDING AT JULY 31, 2000
 -----                                                        -------------------------------
Common Stock, $0.01 par value...............................         53,327,041 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LINCARE HOLDINGS INC.

                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              JUNE 30,     DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
                                                                   (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $  6,848       $  3,699
  Accounts and notes receivable.............................   117,243        104,762
  Income tax receivable.....................................        --          5,837
  Inventories...............................................     5,227          3,612
  Other.....................................................     4,973          1,700
                                                              --------       --------
          Total current assets..............................   134,291        119,610
                                                              --------       --------
Property and equipment......................................   338,123        305,168
Less: accumulated depreciation..............................   153,235        134,041
                                                              --------       --------
          Net property and equipment........................   184,888        171,127
                                                              --------       --------
Other assets:
  Goodwill..................................................   547,770        413,856
  Intangible assets.........................................    11,300          8,577
  Covenants not to compete..................................     1,466            951
  Other.....................................................     2,535          2,703
                                                              --------       --------
          Total other assets................................   563,071        426,087
                                                              --------       --------
               Total assets.................................  $882,250       $716,824
                                                              ========       ========

Current liabilities:
  Current installments of long-term obligations.............  $ 10,773       $ 12,436
  Accounts payable..........................................    22,380         20,598
  Accrued expenses:
     Compensation and benefits..............................    10,319         10,859
     Other..................................................     5,957          5,538
     Income taxes payable...................................       981             --
                                                              --------       --------
          Total current liabilities.........................    50,410         49,431
                                                              --------       --------
Long-term obligations, excluding current installments.......   284,000        159,000
Deferred income taxes.......................................    25,421         21,493
Minority interest...........................................       732            789
Stockholders' equity:
  Common stock..............................................       585            584
  Additional paid-in capital................................   137,100        135,741
  Retained earnings.........................................   523,178        467,825
  Less: treasury stock......................................   139,176        118,039
                                                              --------       --------
          Total stockholders' equity........................   521,687        486,111
                                                              --------       --------
               Total liabilities and stockholders' equity...  $882,250       $716,824
                                                              ========       ========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                  ---------------------------   -------------------------
                                                    JUNE 30,       JUNE 30,      JUNE 30,      JUNE 30,
                                                      2000           1999          2000          1999
                                                  ------------   ------------   -----------   -----------
                                                                   (IN THOUSANDS EXCEPT
                                                                 SHARE AND PER SHARE DATA)
Net revenues....................................   $  167,621     $  143,025    $  327,118    $  279,106
                                                   ----------     ----------    ----------    ----------
Costs and expenses:
  Costs of goods and services...................       26,091         22,032        50,486        43,629
  Operating expenses............................       37,564         32,466        73,492        63,403
  Selling, general and administrative
     expenses...................................       35,817         31,728        69,895        61,723
  Bad debt expense..............................        2,515          1,716         4,907         3,349
  Depreciation expense..........................       11,950         10,300        23,275        19,850
  Amortization expense..........................        4,728          3,977         8,994         7,767
                                                   ----------     ----------    ----------    ----------
                                                      118,665        102,219       231,049       199,721
                                                   ----------     ----------    ----------    ----------
          Operating income......................       48,956         40,806        96,069        79,385
                                                   ----------     ----------    ----------    ----------
Other income (expense):
  Interest income...............................          109             57           189           106
  Interest expense..............................       (3,519)          (745)       (6,824)       (1,397)
  Net gain/(loss) on disposal of property
     and equipment..............................           39            (37)          (10)          (45)
                                                   ----------     ----------    ----------    ----------
                                                       (3,371)          (725)       (6,645)       (1,336)
                                                   ----------     ----------    ----------    ----------
          Income before income taxes............       45,585         40,081        89,424        78,049
Income taxes....................................       17,368         15,271        34,071        29,736
                                                   ----------     ----------    ----------    ----------
          Net income............................   $   28,217     $   24,810    $   55,353    $   48,313
                                                   ==========     ==========    ==========    ==========
  Basic -- earnings per common share............   $     0.53     $     0.43    $     1.03    $     0.83
                                                   ==========     ==========    ==========    ==========
  Diluted -- earnings per common share..........   $     0.52     $     0.42    $     1.02    $     0.82
                                                   ==========     ==========    ==========    ==========
Weighted average number of common shares
  outstanding...................................   53,300,664     58,376,441    53,514,886    58,365,959
                                                   ==========     ==========    ==========    ==========
Weighted average number of common shares and
  common share equivalents outstanding..........   54,263,162     59,251,608    54,488,749    59,309,156
                                                   ==========     ==========    ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED
                                                              ------------------------
                                                              JUNE 30,       JUNE 30,
                                                                2000           1999
                                                              ---------      ---------
                                                                   (IN THOUSANDS)
Cash from operations........................................  $ 91,080       $ 71,805
Investing activities:
  Proceeds from sale of property and equipment..............       211            108
  Capital expenditures......................................   (30,704)       (38,426)
  (Increase) decrease in other assets.......................       106            (98)
  Business acquisitions, net of cash acquired...............  (150,238)       (46,231)
                                                              --------       --------
                                                              (180,625)       (84,647)
                                                              --------       --------
Financing activities:
  Proceeds from long-term obligations.......................   168,000         91,000
  Payments of long-term obligations.........................   (55,171)       (83,747)
  Decrease in minority interest.............................      (128)          (220)
  Proceeds from issuance of common stock....................     1,130            794
  Proceeds from issuance of treasury stock..................       539            540
  Payments to acquire treasury stock........................   (21,676)            --
                                                              --------       --------
                                                                92,694          8,367
                                                              --------       --------
Increase (decrease) in cash.................................     3,149         (4,475)
Cash and cash equivalents, beginning of period..............     3,699          5,100
                                                              --------       --------
Cash and cash equivalents, end of period....................  $  6,848       $    625
                                                              ========       ========

     See accompanying notes to condensed consolidated financial statements.

                             LINCARE HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 1999 is derived from the Lincare Holdings Inc. (the "Company") audited balance sheet as of that date.

NOTE 2 -- BUSINESS COMBINATIONS

     During the six months ended June 30, 2000 the Company acquired, in unrelated acquisitions certain assets of 15 companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition.

     The aggregate cost of these acquisitions was as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Cash........................................................     $150,238
Deferred acquisition obligations............................        9,265
Assumption of liabilities...................................        2,717
                                                                 --------
                                                                 $162,220
                                                                 ========

     The aggregate purchase price was allocated as follows:

Current assets..............................................     $  7,367
Property and equipment......................................        6,552
Intangible assets...........................................        6,122
Goodwill....................................................      142,179
                                                                 --------
                                                                 $162,220
                                                                 ========

     Unaudited pro forma supplemental information on the results of operations for the six months ended June 30, 2000 and June 30, 1999 are provided below and reflect the acquisitions as if they had been combined at the beginning of each respective period.

                                                                FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                               (IN THOUSANDS EXCEPT
                                                                 PER SHARE DATA)
Net revenues................................................  $365,289      $320,292
                                                              ========      ========
Net income..................................................  $ 57,275      $ 50,784
                                                              ========      ========
Income per common share:
  Basic.....................................................  $   1.07      $   0.87
                                                              ========      ========
  Diluted...................................................  $   1.05      $   0.86
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

OPERATING RESULTS

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                            FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                               ENDED JUNE 30,         ENDED JUNE 30,
                                            --------------------   --------------------
                                              2000        1999       2000        1999
                                            --------    --------   --------    --------
                                               (IN THOUSANDS)         (IN THOUSANDS)
Oxygen and other respiratory therapy......  $145,843    $128,639   $287,807    $250,258
Home medical equipment and other..........    21,778      14,386     39,311      28,848
                                            --------    --------   --------    --------
          Total...........................  $167,621    $143,025   $327,118    $279,106
                                            ========    ========   ========    ========

     Net revenues for the three months ended June 30, 2000 increased by $24,596,000 (or 17.2%) compared with the three months ended June 30, 1999, and for the six months ended June 30, 2000 increased $48,012,000 (or 17.2%) compared with the six months ended June 30, 1999. The increase in net revenues is attributable to market gains in the Company's core respiratory business, the acquisition of complementary businesses and geographic expansion through the Company's denovo strategy of opening new operating centers in contiguous and new geographic markets.

     Cost of goods and services as a percentage of net revenues were 15.6% for the three months ended June 30, 2000 compared with 15.4% for the three months ended June 30, 1999. Costs of goods and services as a percentage of net revenues were 15.4% for the six months ended June 30, 2000 compared with 15.6% for the six months ended June 30, 1999.

     Operating expenses as a percentage of net revenues were 22.4% and 22.5% for the three and six months ended June 30, 2000 as compared with 22.7% and 22.7% for the three and six months ended June 30, 1999. Selling, general and administrative expenses as a percentage of net revenues were 21.4% and 21.4% for the three and six months ended June 30, 2000 as compared with 22.2% and 22.1% for the three and six months ended June 30, 1999. The Company has been able to maintain a cost structure that, with increases in net revenues, allows the Company to spread its overhead across a larger base of revenue, resulting in improvements in operating income.

     Amortization expense for the three months ended June 30, 2000 increased to $4,728,000 compared with $3,977,000 for the three month period ended June 30, 1999. Amortization expense for the six months ended June 30, 2000 increased to $8,994,000 compared with $7,767,000 for the six month period ended June 30, 1999. The increase is attributable to the amortization of intangible assets associated with business combinations in 1999 and the first half of 2000.

     Operating income for the three and six months ended June 30, 2000 increased to $48,956,000 and $96,069,000, respectively, compared with $40,806,000 and
$79,385,000 for the three and six months ended June 30, 1999. The increases in operating income are attributable to the continued revenue growth and efforts to control costs.

     Interest expense for the three and six months ended June 30, 2000 increased to $3,519,000 and $6,824,000, respectively, compared with $745,000 and $1,397,000 for the three and six months ended June 30, 1999. The increases in interest expense are attributable to additional bank credit facility borrowings used to repurchase the Company's common stock on the open market.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operating activities was $91,080,000 for the six months ended June 30, 2000 compared with $71,805,000 for the six months ended June 30, 1999.

     Net cash used in investing and financing activities was $87,931,000 for the six months ended June 30, 2000. Activity during the six-month period ended June 30, 2000 included the Company's investment of $150,238,000 in business acquisitions, investment in capital equipment of $30,704,000, proceeds of $168,000,000 from long-term obligations, payments of $55,171,000 related to long-term obligations and $21,676,000 to acquire treasury stock.

     As of June 30, 2000, the Company's principal sources of liquidity consisted of $83,881,000 of working capital and $12,000,000 available under its bank-credit facilities. On June 7, 2000, the Company amended its revolving credit loan, increasing its borrowing capacity from $265,000,000 to $300,000,000. The Company believes that internally generated funds, together with funds that may be borrowed under such credit facility, will be sufficient to meet the Company's anticipated capital requirements for the foreseeable future.

     On June 11, 1999, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its outstanding common stock. Purchases are made through open market or privately negotiated transactions, subject to market conditions and trading restrictions. As of June 30, 2000, $139,935,000 of common stock had been repurchased under this program.

QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

     The Company had no derivative securities as of June 30, 2000. The Company is exposed to changes in interest rates as a result of its bank credit agreement which is based on the London Interbank Offered Rate. A 10% increase in interest rates related to the Company's bank credit facility would not have a material effect on the Company's earnings over the next fiscal year or the bank credit agreement's fair value.

FORWARD LOOKING STATEMENTS

     Statements contained herein that are not based on historical facts are forward-looking statements that are based on projections and estimates regarding the economy in general, the health care industry and other factors which impact the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. The estimates relate to reimbursement by government and third party payors for the Company's products and services, the costs associated with government regulation of the health care industry and the effects of competition and industry consolidation. In some cases, forward-looking statements that involve risks and uncertainties contain terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or variations of these terms or other comparable terminology.

     Key factors that have an impact on the Company's ability to attain these estimates include potential reductions in reimbursement rates by government and third party payors, changes in reimbursement policies, demand for the Company's products and services, the availability of appropriate acquisition candidates and the Company's ability to successfully complete acquisitions, efficient operations of the Company's existing and future operating facilities, regulation and/or regulatory action affecting the Company or its business, economic and competitive conditions and access to borrowed and/or equity capital on favorable terms.

     In developing its forward-looking statements, the Company has made certain assumptions relating to reimbursement rates and policies, internal growth and acquisitions and the outcome of various legal and regulatory proceedings. If the assumptions used by the Company differ materially from what actually occurs, then actual results could vary significantly from the performance projected in the forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-Q.

PART II.  OTHER INFORMATION

Item 1  Legal Proceedings

     Lincare Holdings Inc. has been informed by the United Stated Attorney's Office for the Middle District of Florida that certain Lincare employees are being investigated by a federal grand jury concerning possible violations of federal health care laws. In connection with the investigation, the Company has provided the government with various documents pertaining to, among other things, the delivery of respiratory and other services to patients and relating to dealings between the Company and physicians. The Assistant US Attorney handling the matter has stated to the Company that his investigation is ongoing and that he will seek additional documents from the Company. The Company is cooperating with the investigation. However, the Company can give no assurances as to the duration of the investigation or as to whether or not the government will institute proceedings against the Company or any of its employees or as to the violations that may be asserted.

     From time to time, the Company receives inquiries from various government agencies requesting patient records and other documents. It has been Lincare's policy to cooperate with all such requests for information. The government has not instituted any proceedings or served Lincare with any complaints as a result of these inquiries.

     Private litigants may also make claims against the Company for violations of health care laws in actions known as qui tam suits and the government may intervene in, and take control of, such actions. The Company is a defendant in certain qui tam proceedings. Lincare intends to vigorously defend these suits should they proceed. The government has declined to intervene in all unsealed qui tam actions of which the Company is aware.

     As a health care provider, Lincare is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by the Company for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process.

     Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

Items 2-3  Not Applicable.

Item 4  Submission of Matters to a Vote of the Security Holders

     The Annual Meeting of Shareholders of the Company was held on May 8, 2000. The following matters were voted on at the Annual Meeting, with the number of votes cast for, against or withheld, as applicable in each case, indicated next to each such matter:

     1. Election of Directors

                                                   FOR          WITHHELD
                                                ----------      --------
         J.P. Byrnes                            49,614,327       52,328
         C.B. Black                             49,614,166       52,489
         F.T. Cary                              49,608,341       53,314
         T.O. Pyle                              49,614,491       52,164
         W.F. Miller, III                       49,614,166       52,489
         F.D. Byrne, M.D.                       49,489,416      177,239

     2. Ratification of selection of KPMG LLP as the Company's independent accountants for the fiscal year ending December 31, 2000:

       For: 49,649,357        Against: 10,048            Abstain: 7,250

     3. Approval of the Company's 2000 Stock Plan:

       For: 36,393,464        Against: 13,234,011        Abstain: 39,180

Item 5  Not Applicable.

Item 6  Exhibits and Reports on Form 8-K

     (a) Exhibits:

EXHIBIT
NUMBER                                   EXHIBIT
-------                                  -------
  27.0    --   Financial Data Schedule (for SEC Use Only)

     (b) The Company filed a Current Report on Form 8-K on July 12, 2000.

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

August 14, 2000

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

       27.0-   Financial Data Schedule 6/30/00 (for SEC use only) . . . . . . . . . . . . . . . .

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