Form 10-Q
period 2000-09-30
LINCARE HOLDINGS INC
filed 2000-11-13
CIK 882235

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934


                         COMMISSION FILE NUMBER 0-19946


                             LINCARE HOLDINGS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                              51-0331330
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


19337 US 19 NORTH, SUITE 500,                                      33764
       CLEARWATER, FL                                           ----------
----------------------------------------                        (Zip Code)
(Address of principal executive offices)



      Registrant's telephone number, including area code:  (727) 530-7700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                           CLASS                OUTSTANDING AT OCTOBER 31, 2000
                           -----                -------------------------------

Common Stock, $0.01 par value...................      52,093,046 shares


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LINCARE HOLDINGS INC.

                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                                     (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................    $    620         $  3,699
  Accounts and notes receivable.............................     115,258          104,762
  Income tax receivable.....................................         323            5,837
  Inventories...............................................       4,202            3,612
  Other.....................................................       2,301            1,700
                                                                --------         --------
          Total current assets..............................     122,704          119,610
                                                                --------         --------
Property and equipment......................................     350,827          305,168
Less: accumulated depreciation..............................     165,090          134,041
                                                                --------         --------
          Net property and equipment........................     185,737          171,127
                                                                --------         --------
Other assets:
  Goodwill..................................................     544,312          413,856
  Intangible assets.........................................       9,858            8,577
  Covenants not to compete..................................       1,289              951
  Other.....................................................       3,561            2,703
                                                                --------         --------
          Total other assets................................     559,020          426,087
                                                                --------         --------
               Total assets.................................    $867,461         $716,824
                                                                ========         ========

Current liabilities:
  Current installments of long-term obligations.............    $  9,248         $ 12,436
  Accounts payable..........................................      21,052           20,598
  Accrued expenses:
     Compensation and benefits..............................       8,020           10,859
     Other..................................................       7,402            5,538
                                                                --------         --------
          Total current liabilities.........................      45,722           49,431
                                                                --------         --------
Long-term obligations, excluding current installments.......     277,000          159,000
Deferred income taxes.......................................      30,125           21,493
Minority interest...........................................         769              789
Stockholders' equity:
  Common stock..............................................         585              584
  Additional paid-in capital................................     137,472          135,741
  Retained earnings.........................................     552,849          467,825
  Less: treasury stock......................................     177,061          118,039
                                                                --------         --------
          Total stockholders' equity........................     513,845          486,111
                                                                --------         --------
               Total liabilities and stockholders' equity...    $867,461         $716,824
                                                                ========         ========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   2000            1999            2000            1999
                                               -------------   -------------   -------------   -------------
                                                      (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
Net revenues.................................   $  186,022      $  150,247      $  513,140      $  429,353
                                                ----------      ----------      ----------      ----------
Costs and expenses:
  Costs of goods and services................       31,636          23,124          82,122          66,753
  Operating expenses.........................       42,318          33,875         115,810          97,278
  Selling, general and administrative
     expenses................................       38,230          33,144         108,125          94,867
  Bad debt expense...........................        2,790           1,803           7,697           5,152
  Depreciation expense.......................       12,360          10,710          35,635          30,560
  Amortization expense.......................        5,302           4,091          14,296          11,858
                                                ----------      ----------      ----------      ----------
                                                   132,636         106,747         363,685         306,468
                                                ----------      ----------      ----------      ----------
          Operating income...................       53,386          43,500         149,455         122,885
                                                ----------      ----------      ----------      ----------
Other income (expense):
  Interest income............................          184             194             373             300
  Interest expense...........................       (5,667)         (1,512)        (12,491)         (2,909)
  Net gain/(loss) on disposal of property
     and equipment...........................           31            (142)             21            (187)
                                                ----------      ----------      ----------      ----------
                                                    (5,452)         (1,460)        (12,097)         (2,796)
                                                ----------      ----------      ----------      ----------
          Income before income taxes.........       47,934          42,040         137,358         120,089
Income taxes.................................       18,263          16,019          52,334          45,755
                                                ----------      ----------      ----------      ----------
          Net income.........................   $   29,671      $   26,021      $   85,024      $   74,334
                                                ==========      ==========      ==========      ==========
  Basic -- earnings per common share.........   $     0.56      $     0.46      $     1.60      $     1.28
                                                ==========      ==========      ==========      ==========
  Diluted -- earnings per common share.......   $     0.55      $     0.45      $     1.57      $     1.26
                                                ==========      ==========      ==========      ==========
Weighted average number of common shares
  outstanding................................   52,847,595      57,067,880      53,290,833      57,910,187
                                                ==========      ==========      ==========      ==========
Weighted average number of common shares and
  common share equivalents outstanding.......   53,737,004      58,291,293      54,236,544      58,893,187
                                                ==========      ==========      ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 FOR THE NINE MONTHS ENDED
                                                              --------------------------------
                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                                  2000               1999
                                                              -------------      -------------
                                                                       (IN THOUSANDS)
Cash from operations........................................    $145,320           $116,808
Investing activities:
  Proceeds from sale of property and equipment..............         263                540
  Capital expenditures......................................     (43,935)           (51,577)
  Increase in other long-term assets........................      (1,003)            (1,934)
  Business acquisitions, net of cash acquired...............    (150,238)           (50,500)
                                                                --------           --------
                                                                (194,913)          (103,471)
                                                                --------           --------
Financing activities:
  Proceeds from long-term obligations.......................     311,000            262,000
  Payment of long-term obligations..........................    (206,742)          (160,234)
  Decrease in minority interest.............................        (128)              (220)
  Proceeds from issuance of common stock....................       1,406              1,053
  Proceeds from the sale of put options.....................          --              4,454
  Treasury stock acquired...................................     (59,748)          (113,966)
  Treasury stock issued.....................................         726                836
                                                                --------           --------
                                                                  46,514             (6,077)
                                                                --------           --------
Increase (decrease) in cash.................................      (3,079)             7,260
Cash and cash equivalents, beginning of period..............       3,699              5,100
                                                                --------           --------
Cash and cash equivalents, end of period....................    $    620           $ 12,360
                                                                ========           ========

     See accompanying notes to condensed consolidated financial statements.

                             LINCARE HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 1999 is derived from the Lincare Holdings Inc. (the "Company") audited balance sheet as of that date.

NOTE 2 -- BUSINESS COMBINATIONS

     During the nine months ended September 30, 2000 the Company acquired, in unrelated acquisitions, certain assets of 15 companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition.

     The aggregate cost of these acquisitions was as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Cash........................................................     $150,238
Deferred acquisition obligations............................        9,262
Assumption of liabilities...................................        2,800
                                                                 --------
                                                                 $162,300
                                                                 ========

     The aggregate purchase price was allocated as follows:

Current assets..............................................     $  7,271
Property and equipment......................................        6,552
Intangible assets...........................................        6,122
Goodwill....................................................      142,355
                                                                 --------
                                                                 $162,300
                                                                 ========

     Unaudited pro forma supplemental information on the results of operations for the nine months ended September 30, 2000 and September 30, 1999 are provided below and reflect the acquisitions as if they had been combined at the beginning of each respective period.

                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                               (IN THOUSANDS EXCEPT
                                                                 PER SHARE DATA)
Net revenues................................................  $551,311      $491,132
                                                              ========      ========
Net income..................................................  $ 86,708      $ 79,541
                                                              ========      ========
Income per common share:
  Basic.....................................................  $   1.63      $   1.37
                                                              ========      ========
  Diluted...................................................  $   1.60      $   1.35
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

     The BBA authorizes the Department of Health and Human Services to conduct up to five competitive bidding demonstration projects for the acquisition of durable medical equipment and requires that one such project be established for oxygen and oxygen equipment. Each demonstration project is to be operated over a three-year period and is to be conducted in not more than three competitive acquisition areas. The first demonstration project became effective in Polk County, Florida on October 1, 1999. The second demonstration project is scheduled to become effective January 1, 2001 in the San Antonio, Texas area. The BBA also includes provisions designed to reduce health care fraud and abuse including a surety bond requirement, which has not yet been implemented, for durable medical equipment providers.

     On November 29, 1999, the Balanced Budget Refinement Act of 1999 ("BBA Refinement Act") was signed into law. This legislation was designed to mitigate the effects of the BBA on health care providers. The BBA Refinement Act restores approximately $1.2 billion in funding in 2000 and $16 billion over five years, and affects a wide range of health care providers. With respect to the services provided by the Company, the BBA Refinement Act provides for temporary increases in Medicare payment rates for durable medical equipment (including oxygen equipment) of 0.3% in 2001 and 0.6% in 2002. Furthermore, the BBA Refinement Act temporarily prohibits the Department of Health and Human Services from exercising its inherent reasonableness authority to reduce payments for non-physician Part B services, including durable medical equipment, and excludes durable medical equipment from the home health consolidated billing requirements established in the BBA.

     Federal and state budgetary and other cost-containment pressures will continue to impact the home respiratory care industry. The Company cannot predict whether new federal and state budgetary proposals will be adopted or the effect, if any, such proposals would have on the Company's business.

OPERATING RESULTS

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                            FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                            --------------------   --------------------
                                              2000        1999       2000        1999
                                            --------    --------   --------    --------
                                               (IN THOUSANDS)         (IN THOUSANDS)
Oxygen and other respiratory therapy......  $157,069    $135,438   $444,923    $385,696
Home medical equipment and other..........    28,953      14,809     68,217      43,657
                                            --------    --------   --------    --------
          Total...........................  $186,022    $150,247   $513,140    $429,353
                                            ========    ========   ========    ========

     Net revenues for the three months ended September 30, 2000 increased by $35,775,000 (or 23.8%) compared with the three months ended September 30, 1999. Net revenues for the nine months ended September 30, 2000 increased $83,787,000 (or 19.5%) compared with the nine months ended September 30, 1999. The increase in net revenues is attributable to market gains in the Company's core respiratory business, the acquisition of complementary businesses and geographic expansion through the opening of new operating centers in contiguous and new geographic markets.

     Cost of goods and services as a percentage of net revenues were 17.0% for the three months ended September 30, 2000 compared with 15.4% for the three months ended September 30, 1999. Costs of goods and services as a percentage of net revenues were 16.0% for the nine months ended September 30, 2000 compared with 15.6% for the nine months ended September 30, 1999. The increase in cost of goods is the result of the Company's purchase of the assets of United Medical, Inc. ("UMI") on June 28, 2000. The UMI locations operated by the Company provide a more broad base of durable medical equipment and supplies which have lower gross margins than the Company's traditional core respiratory business.

     Operating expenses as a percentage of net revenues were 22.7% for the three months ended September 30, 2000 as compared with 22.6% for the three months ended September 30, 1999. Operating expenses as a percentage of net revenues were 22.6% for the nine months ended September 30, 2000 as compared with 22.7% for the nine months ended September 30, 1999. Selling, general and administrative expenses as a percentage of net revenues were 20.6% for the three months ended September 30, 2000 as compared with 22.1% for the three months ended September 30, 1999. Selling, general and administrative expenses as a percentage of net revenues were 21.1% for the nine months ended September 30, 2000 as compared with 22.1% for the nine months ended September 30, 1999. The Company has been able to maintain a cost structure that, with increases in net revenues, allows the Company to spread its overhead across a larger base of revenue, resulting in improvements in operating income.

     Amortization expense for the three months ended September 30, 2000 increased to $5,302,000 compared with $4,091,000 for the three month period ended September 30, 1999. Amortization expense for the nine months ended September 30, 2000 increased to $14,296,000 compared with $11,858,000 for the nine month period ended September 30, 1999. The increase is attributable to the amortization of intangible assets associated with business combinations in 1999 and the first nine months of 2000.

     Operating income for the three months and nine months ended September 30, 2000 increased to $53,386,000 and $149,455,000, respectively, compared with $43,500,000 and $122,885,000 for the three and nine months ended September 30, 1999. The increases in operating income are attributable to the continued revenue growth and efforts to control costs.

     Interest expense for the three and nine months ended September 30, 2000 increased to $5,667,000 and $12,491,000, respectively, compared with $1,512,000 and $2,909,000 for the three and nine months ended September 30, 1999. The increases in interest expense are attributable to additional long term debt used to repurchase the Company's common stock on the open market and the purchase of the assets of UMI on June 28, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operating activities was $145,320,000 for the nine months ended September 30, 2000 compared with $116,808,000 for the nine months ended September 30, 1999.

     Net cash used in investing and financing activities was $148,399,000 for the nine months ended September 30, 2000. Activity during the nine-month period ended September 30, 2000 included the Company's investment of $150,238,000 in business acquisitions, investment in capital equipment of $43,935,000, proceeds of $311,000,000 from long-term obligations, payments of $206,742,000 related to long-term obligations and $59,748,000 to acquire treasury stock.

     As of September 30, 2000, the Company's principal sources of liquidity consisted of $76,982,000 of working capital and $84,000,000 available under its three-year bank credit facility. The Company's $60,000,000 364-day revolving credit facility expired on August 22, 2000 and was replaced on September 6, 2000 by $125,000,000 of senior secured notes offered through a private placement. The senior secured notes have a fixed interest rate and mature over three, four and five years: $30,000,000 at 8.91% due September 15, 2003, $50,000,000 at 9.01%
due September 15, 2004 and $45,000,000 at 9.11% due September 15, 2005. Upon entering into the senior secured note agreement an organization fee of $893,000 was paid and is being amortized over the periods of the notes. The Company believes that internally generated funds, together with funds that may be borrowed under its three-year bank credit facility, will be sufficient to meet the Company's anticipated capital requirements for the foreseeable future.

     On June 11, 1999, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its outstanding common stock. Purchases are made through open market or privately negotiated transactions, subject to market conditions and trading restrictions. As of September 30, 2000, $178,008,000 of common stock had been repurchased under this program.

NEW ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133," which deferred, for one year, the effective date for the implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair values. The Company will be required to adopt this standard for financial statements issued beginning the first quarter of fiscal year 2001.

     On September 6, 2000 the Company entered into interest rate swap agreements whereby the interest rate on its $125,000,000 of senior secured notes were effectively converted to variable interest rates based on three-month LIBOR plus a fixed spread. At September 30, 2000 the swap-adjusted interest rates on the three, four and five-year senior secured notes were 8.65%, 8.72% and 8.81%. On September 7, 2000, the Company entered into an interest rate collar transaction with an initial notional amount of $125,000,000. The collar has a floor rate of 5.81% and a cap rate of 8.00% with a floating rate option based on three-month LIBOR. The notional amount of the collar amortizes in accordance with the maturity dates of the underlying senior secured notes. The Company has estimated the fair value of its interest rate swap agreements at September 30, 2000 and does not anticipate the implementation of SFAS No. 133 to have a material effect on its financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

     The Company is exposed to changes in interest rates as a result of its three-year bank credit facility and its interest rate swap contracts associated with the senior secured notes which are based on the London Interbank Offered Rate. A 10% increase in interest rates related to the three-year bank credit facility and the interest rate swap contracts would not have a material effect on the Company's earnings over the next fiscal year or the value of the bank credit facility and the interest swap contracts.

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

Items 2-5  Not Applicable.

Item 6  Exhibits and Reports on Form 8-K

     (a) Exhibits included or incorporated herein: See Exhibit Index.

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

                                                  Lincare Holdings Inc.
                                          --------------------------------------
                                                        Registrant

                                                    /s/  PAUL G. GABOS
                                          --------------------------------------
                                                      Paul G. Gabos
                                            Secretary, Chief Financial Officer
                                             and Principal Accounting Officer

November 13, 2000

                               INDEX OF EXHIBITS


                                                                                   SEQUENTIALLY
EXHIBIT                                                                              NUMBERED
NUMBER                                   EXHIBIT                                       PAGE
-------                                  -------                                   ------------

       +3.1   --   Amended and Restated Certificate of Incorporation of Lincare
                   Holdings Inc....................................................


    ++3.1.1   --   Certificate of Amendment to the Amended and Restated
                   Certificate of Incorporation of Lincare Holdings Inc. ..........

       +3.2   --   Amended and Restated By-Laws of Lincare Holdings Inc............

      +10.1   --   Lincare Inc. 401(k) Plan........................................




Exhibit
Number                                             Exhibit
------                                             -------

      /10.2-   Employment Agreement dated as of January 1, 1997 between Lincare Holdings Inc.
               and John P. Byrnes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

      /10.3-   Employment Agreement dated as of June 1, 1997 between Lincare Holdings Inc. and
               Paul G. Gabos . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

      /10.4-   Employment Stock Purchase Plan . . . . . . . . . . . . . . . . . . . . . . . . . .


      /10.5-   Form of Non-employee Director Stock Option Agreement . . . . . . . . . . . . . . .

      /10.6-   Form of Non-qualified Stock Option Agreement . . . . . . . . . . . . . . . . . . .

     //10.7-   Three-Year Credit Agreement among Lincare Holdings Inc., as Borrower, Certain
               Subsidiaries of Borrower from time to time party thereto, as Guarantors, the several Lenders from time to time party thereto and Bank of America,
               N.A., as Agent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


     10.7.1-   First Amendment to the Three-Year Credit Agreement dated June 20, 2000 . . . . . .

     10.7.2-   Second Amendment to the Three-Year Credit Agreement dated August 21, 2000. . . . .

       10.8-   Senior Secured Note Purchase Agreement among Lincare Holdings Inc., as
               Borrower, and several note holders with Bank of America, N.A., as Agent. . . . . .

     10.8.1-   Form of Series A Note. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

     10.8.2-   Form of Series B Note. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

     10.8.3-   Form of Series C Note. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  +++++22.2-   List of Subsidiaries of Lincare Holdings Inc . . . . . . . . . . . . . . . . . . .

       27.0-   Financial Data Schedule 9/30/00 (for SEC use only) . . . . . . . . . . . . . . . .

---------------
+ Incorporated by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-44672)

   ++ Incorporated by reference to the Registrant's Form 10-Q dated August 12, 1998.

    /   Incorporate by reference to the Registrant's Form 10-K dated March 26,
        1998.

  // Incorporate by reference to the Registrant's Form 10-Q dated November 12, 1999.