Form 10-K
period 2000-12-31
LINCARE HOLDINGS INC
filed 2001-03-29
CIK 882235

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


     (MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL

          YEAR ENDED DECEMBER 31, 2000

                                     OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                         COMMISSION FILE NUMBER 0-19946


                             LINCARE HOLDINGS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                             51-0331330
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)



19337 US 19 NORTH, SUITE 500 CLEARWATER, FLORIDA                   33764
------------------------------------------------                 ----------
    (Address of principal executive office)                      (Zip Code)



       Registrant's telephone number, including area code: (727) 530-7700
                                                           --------------


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

                               [X]  Yes   [ ]  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates of the registrant, based on the closing sale price of the common stock on February 28, 2001, as reported in the NASDAQ National Market System, was approximately $3,153,207,990.

     As of February 28, 2001, there were 53,589,867 outstanding shares of the registrant's common stock, par value $.01, which is the only class of capital stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of Lincare Holdings Inc. which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Lincare Holdings Inc. and subsidiaries ("Lincare" or the "Company") is one of the nation's largest providers of oxygen and other respiratory therapy services to patients in the home. The Company's customers typically suffer from chronic obstructive pulmonary disease ("COPD"), such as emphysema, chronic bronchitis or asthma, and require supplemental oxygen or other respiratory therapy services in order to alleviate the symptoms and discomfort of respiratory dysfunction. Lincare currently serves over 275,000 customers in 44 states through 510 operating centers.

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

BUSINESS STRATEGY

     The Company's strategy is to increase its market share through internal growth and acquisitions. Lincare focuses primarily on growth within its existing geographic markets, which the Company believes is generally more profitable than adding additional operating centers in new markets. In addition, the Company expands into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when it believes such expansion will enhance its business. In 2000, Lincare acquired 15 local and regional competitors with combined annual revenues of approximately $82.0 million. These acquisitions expanded the Company's presence in states where the Company had existing locations.

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

     The Company will continue to concentrate on providing oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where it believes such services will enhance the Company's primary business. In 2000, oxygen and other respiratory therapy services accounted for approximately 86% of the Company's revenues.

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

COMPANY OPERATIONS

     Management. The Company maintains a decentralized approach to management of its local business operations. Decentralization of managerial decision-making enables the Company's operating centers to respond promptly and effectively to local market demands and opportunities. The Company believes that the personalized nature of customer requirements and referral relationships characteristic of the home health care business mandate the Company's localized operating structure.

     Each of the Company's 510 operating centers is managed by a center manager who has responsibility and accountability for the operating and financial performance of the center. Service and marketing functions are performed at the local operating level, while strategic development, financial control and operating policies are administered at the executive level. Reporting mechanisms are in place at the operating center level to monitor performance and ensure field accountability.

     A team of area managers directly supervises individual operating center managers, serving as an additional mechanism for assessing and improving performance of the Company's operations. The Company's operating centers are served by 24 billing centers which control all of the Company's billing and reimbursement functions.

     MIS Systems. The Company believes that the proprietary management information systems developed by the Company are one of its key competitive advantages. These systems provide management with a critical asset in measuring and evaluating performance levels throughout the Company. Management reviews monthly reports containing information critical to the evaluation process, including revenues and profitability by individual center, accounts receivable and cash collection management, equipment controls and utilization, customer activity, and manpower trends. The Company has an in-house staff of computer programmers which enables the Company to continually enhance its computer systems in order to provide timely financial and operational information and to respond promptly to changes in reimbursement regulations and policies.

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

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000      1999      1998
                           PAYORS                             -----     -----     -----
Medicare and Medicaid programs..............................    61%       62%       62%
Private insurance...........................................    30        29        29
Direct payment..............................................     9         9         9
                                                               ---       ---       ---
                                                               100%      100%      100%
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

     The Company's current base of referral sources recognizes the Company's reputation for providing high-quality service to patients and provides a steady flow of customers. While the Company views its referral sources as fundamental to its business, no single referral source accounts for more than 1.0% of the Company's revenues. The Company has more than 275,000 active customers, and the loss of any single customer or group of customers would not materially impact the Company's business.

     The Company has received accreditation from the Community Health Accreditation Program ("CHAP"). CHAP is one of only two national accrediting bodies in the nation to receive deeming authority from the federal government. By approving CHAP for deeming authority, the government certified that CHAP's Standards of Excellence met or exceeded the government's own standards for Medicare certification.

     Accreditation by a national accrediting body represents a marketing benefit to the Company's operating centers and provides for a recognized quality assurance program throughout the Company. Several proposals have been made to require health care providers to be accredited or licensed by independent agencies in order to participate in government reimbursement programs. Many private payors already require such accreditation.

ACQUISITIONS

     In 2000, the Company acquired, in unrelated acquisitions, certain operating assets of 15 local and regional competitors. The operations acquired in 2000 had aggregate annualized revenues of approximately $82.0 million at the time of acquisition. These acquisitions resulted in the addition of 48 new operating centers.

     In 1999, the Company acquired, in unrelated acquisitions, certain operating assets of 18 local and regional competitors and the common stock of four companies. The operations acquired in 1999 had aggregate annualized revenues of approximately $61.0 million at the time of acquisition. These acquisitions resulted in the addition of 21 new operating centers.

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

     Home respiratory care companies compete primarily on the basis of service since reimbursement levels are established by the fee schedules promulgated by Medicare, Medicaid or by the individual determinations of private insurance companies. Furthermore, marketing efforts by home respiratory care companies are directed toward referral sources which generally do not share financial responsibility for the payment of services provided to customers.

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

     On December 21, 2000, an approximately $35 billion Medicare "giveback" package was signed into law as part of H.R. 4577, the "Consolidated Appropriations Act, 2001." The appropriations act incorporates by reference the text of H.R. 5661, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"), which includes sweeping reimbursement and other policy changes intended to mitigate the effects of reimbursement cuts contained in the Balanced Budget Act of 1997. Among other things, BIPA:

     (1) modifies payments for durable medical equipment ("DME") items. Specifically, for items provided in 2001, BIPA updates payments by the full increase in the consumer price index for urban consumers ("CPI-U") during the 12-month period ending June 2000. The update is implemented in two steps: for the period January 1, 2001 through June 30, 2001, DME payments will remain the same as were in effect before enactment of BIPA, and for the period of July 1, 2001 through December 31, 2001, DME items will receive the full CPI-U update increased by a "transitional allowance" of 3.28 percent. As provided under BIPA, the transitional allowance will not be taken into account in calculating payment amounts after 2001. No DME payment increase is authorized for 2002. The DME payment update specifically does not apply to oxygen and oxygen equipment.

     (2) requires the U.S. General Accounting Office ("GAO") to study Medicare reimbursement for drugs and biologicals and for related services. The study, which the GAO is directed to complete within nine months of enactment of BIPA, must include specific recommendations for revised payment methodologies. The Department of Health and Human Services ("HHS") is required to revise the current payment methodologies based on the GAO's recommendations; however, total payments may not exceed the aggregate payments that would otherwise have been made under current law. BIPA imposes a temporary moratorium on reductions in Medicare reimbursement for drugs and biologicals until GAO submits its findings to Congress.

     On November 29, 1999, the Balanced Budget Refinement Act of 1999 ("BBA Refinement Act") was signed into law. This legislation was designed to mitigate the effects of the Balanced Budget Act of 1997 ("BBA") on health care providers. The BBA Refinement Act restores approximately $1.2 billion in funding in 2000 and $16 billion over five years, and affects a wide range of health care providers. With respect to the services provided by the Company, the BBA Refinement Act provides for temporary increases in Medicare payment rates for durable medical equipment (including oxygen equipment) of 0.3% in 2001 and 0.6% in 2002. Furthermore, the BBA Refinement Act temporarily prohibits the HHS from exercising its inherent reasonableness authority to reduce payments for non-physician Part B services, including durable medical equipment, and excludes durable medical equipment from the home health consolidated billing requirements established in the BBA.

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

     The BBA authorizes HHS to conduct up to five competitive bidding demonstration projects for the acquisition of durable medical equipment and requires that one such project be established for oxygen and oxygen equipment. Each demonstration project is to be operated over a three-year period and is to be conducted in not more than three competitive acquisition areas. The first demonstration project became effective in Polk County, Florida on October 1, 1999. A second demonstration site was established in the three counties surrounding San Antonio, Texas and became effective on February 1, 2001. The BBA also includes provisions designated to reduce health care fraud and abuse including a surety bond requirement, which has not yet been implemented, for durable medical equipment providers.

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

INSURANCE

     The Company currently has in force general liability, product liability and professional liability insurance with primary and excess coverage limits of $10.0 million. The Company's product liability insurance provides coverage on a claims-made basis, while its general and professional liability insurance are on an occurrence basis. All policies are subject to annual renewal and the Company anticipates adequate amounts of insurance coverage to be available at such renewal dates.

EMPLOYEES

     As of February 28, 2001, the Company had approximately 5,500 employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that the relations between the Company's management and its employees are good.

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

ITEM 2.  PROPERTIES

     All but one of the Company's 510 operating center locations are leased from unrelated third parties. Each operating center is a combination warehouse and office, with warehouse space generally comprising approximately 50% of the facility. Warehouse space is used for storage of adequate supplies of equipment necessary to conduct the Company's business. The Company also currently leases its headquarters facility and 24 separate billing centers from unrelated third parties.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market System under the symbol LNCR. The following table sets forth the high and low closing sale prices as reported by NASDAQ for the periods indicated.

                                                               HIGH      LOW
                                                              ------    ------
2000
First quarter...............................................  $39.00    $21.31
Second quarter..............................................   34.75     23.31
Third quarter...............................................   29.88     24.44
Fourth quarter..............................................   61.06     28.19
1999
First quarter...............................................  $39.94    $19.38
Second quarter..............................................   31.44     23.25
Third quarter...............................................   32.94     23.50
Fourth quarter..............................................   34.69     24.44

     There were approximately 194 holders of record of the common stock as of February 28, 2001.

     The Company has not paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of the Company's Board of Directors to retain all earnings in the Company in order to support the future growth of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below under the caption "Statements of Operations Data" for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, are derived from the consolidated financial statements of the Company audited by KPMG LLP, independent certified public accountants.

     The data set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenue.................................  $702,484   $581,786   $487,407   $443,181   $348,870
Cost of goods and services..................   112,949     89,592     76,367     65,932     53,711
Operating expenses..........................   158,794    131,240    111,222     93,830     75,158
Selling, general and administrative
  expenses..................................   147,699    128,345    107,691     90,225     71,259
Bad debt expense............................    10,537      6,981      5,849      4,432      3,472
Depreciation expense........................    47,960     41,178     34,430     27,603     20,790
Amortization expense........................    19,495     15,954     12,745     14,229     13,128
Non-recurring expense(1)....................        --         --         --     15,557      3,932
                                              --------   --------   --------   --------   --------
Operating income............................   205,050    168,496    139,103    131,373    107,420
Interest income.............................     1,763        468        447        202        153
Interest expense............................    18,019      5,940      1,177      1,161        497
Gain (loss) on disposal of property and
  equipment.................................         8       (277)      (113)       (93)       (80)
                                              --------   --------   --------   --------   --------
Income before income taxes..................   188,802    162,747    138,260    130,321    106,996
Income tax expense..........................    71,934     62,007     52,954     50,173     40,422
                                              --------   --------   --------   --------   --------
Net income..................................  $116,868   $100,740   $ 85,306   $ 80,148   $ 66,574
                                              ========   ========   ========   ========   ========
Income per common share:
  Basic.....................................  $   2.20   $   1.77   $   1.47   $   1.41   $   1.19
                                              ========   ========   ========   ========   ========
  Diluted...................................  $   2.16   $   1.74   $   1.44   $   1.37   $   1.15
                                              ========   ========   ========   ========   ========
Weighted average number of common shares
  outstanding...............................    53,087     56,942     57,992     56,837     55,999
                                              ========   ========   ========   ========   ========
Weighted average number of common shares and
  common share equivalents outstanding......    54,151     57,989     59,435     58,655     57,726
                                              ========   ========   ========   ========   ========

---------------

(1) In 1997, the Company recorded a non-recurring expense of $15,557,000, of which $11,849,000 was related to the write down of impaired capital equipment and $3,708,000 was related to the write down of impaired intangible assets. In 1996, the Company recorded a non-recurring expense of $3,932,000, of which $2,682,000 was related to the restructuring of certain senior management employment agreements and $1,250,000 was related to the resolution of an investigation and associated legal expenses.

                                                                AT DECEMBER 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................  $ 84,475   $ 70,179   $ 49,078   $ 42,106   $ 23,633
Total assets................................   877,595    716,824    582,639    440,388    347,408
Long-term obligations, excluding current
  installments..............................   204,024    159,000     22,258      4,602      8,234
Stockholders' equity........................   584,450    486,111    495,656    393,067    299,248

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company continues to pursue its strategy of increasing market share within its existing geographical markets through internal growth and selective acquisitions of local and regional competitors. In addition, the Company will continue to expand into new geographical markets on a selective basis, either through acquisitions or by opening new operating centers, when the Company believes it will enhance its business. The Company's focus remains primarily on oxygen and other respiratory therapy services, which represent approximately 86% of the Company's revenues.

NET REVENUES

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Oxygen and other respiratory therapy...............  $607,071    $521,870    $433,594
Home medical equipment and other...................    95,413      59,916      53,813
                                                     --------    --------    --------
          Total....................................  $702,484    $581,786    $487,407
                                                     ========    ========    ========

     Net revenues for the year ended December 31, 2000 increased by $120,698,000 (20.8%)over 1999. Net revenues for the year ended December 31, 1999 increased by $94,379,000 (or 19.4%) over 1998. The increases in net revenues are attributable to the Company's sales and marketing efforts that emphasize quality and customer service, and the effect of the acquisitions completed by the Company. The Company's revenues were adversely impacted in 1999 and 1998 by provisions contained in the Balanced Budget Act of 1997 (the "BBA") which reduced Medicare payment amounts for certain equipment and supplies provided by the Company. The BBA provisions resulted in a reduction of the Company's revenues by approximately $19,343,000 (or 3.9%) and $73,221,000 (or 16.5%) for the years ended December 31, 1999 and 1998, respectively. The BBA reduced Medicare payment amounts for oxygen and oxygen equipment furnished after January 1, 1998, to 75 percent of the fee schedule amounts in effect during 1997. Payment amounts for oxygen and oxygen equipment furnished after January 1, 1999 were reduced to 70 percent of the fee schedule amounts in effect during 1997. The BBA also reduced payment amounts for covered drugs and biologicals furnished after January 1, 1998 to 95 percent of the average wholesale price of such covered items.

COST OF GOODS AND SERVICES

     Cost of goods and services as a percentage of net revenues was 16.1% for the year ended December 31, 2000 and was 15.4% and 15.7% for the years ended December 31, 1999 and 1998, respectively. The increase in cost of goods for the year ended December 31, 2000 was the result of the Company's purchase of the assets of United Medical, Inc. ("UMI") on June 28, 2000. The UMI locations operated by the Company provide a more broad base of durable medical equipment and supplies which have lower gross margins than the Company's traditional respiratory care business.

OPERATING AND OTHER EXPENSES

     The Company continues to maintain a cost structure that, with increased net revenues, has permitted the Company to spread its fixed operating expenses and overhead over a larger base of revenues, resulting in improvement in operating income. Operating expenses expressed as a percentage of net revenues for the years ended December 31, 2000, 1999 and 1998 were 22.6%, 22.6% and 22.8%, respectively. Selling, general and administrative expenses expressed as a percentage of net revenues for the years ended December 31, 2000, 1999 and 1998 were 21.0%, 22.1% and 22.1%.

     Bad debt expense as a percentage of net revenues was 1.5% for the year ended December 31, 2000 and 1.2% for each of the years ended December 31, 1999 and 1998. Continued growth in the pace of the

Company's acquisition program has contributed to the increase in the Company's bad debt expense. The integration of these acquired companies into the Company's regional billing and collections offices can disrupt the operations of these offices and adversely impact the amount of accounts receivable written off as uncollectable.

     Depreciation expense as a percentage of net revenues was 6.8% for the year ended December 31, 2000 compared with 7.1% for each of the years ended December 31, 1999 and 1998, respectively. The decrease in depreciation expense as a percentage of net revenues in 2000 is attributable to reduced capital expenditures for respiratory assist devices resulting from changes in Medicare coverage guidelines on October 1, 1999.

AMORTIZATION EXPENSE

     The Company's net intangible assets were $550,291,000 as of December 31, 2000. Of this total, $8,501,000 (consisting of the value assigned to customer lists) is being amortized over a period of three years, $1,153,000 (consisting of various covenants not to compete) over a period of one to five years and $540,637,000 (consisting of goodwill) over a period of 40 years.

     During 2000, the Company amortized $19,495,000 of its intangible assets compared to $15,954,000 in 1999 and $12,745,000 in 1998. The increase in amortization expense in 2000 is attributed to the amortization of intangible assets associated with business combinations in 2000.

OPERATING INCOME

     As shown in the table below, operating income for the year ended December 31, 2000 increased by $36,554,000 from 1999.

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Operating income...........................................  $205,050    $168,496    $139,103
Percentage of net revenues.................................      29.2%       29.0%       28.5%

INTEREST EXPENSE

     Interest expense for the year ended December 31, 2000 was $18,019,000, compared to $5,940,000 and $1,177,000 for the years ended December 31, 1999 and 1998, respectively. The increase in interest expense in 2000 is primarily attributable to additional borrowings utilized for the Company's open market repurchases of approximately 6.7 million shares of its outstanding common stock during 2000 and the purchase of the assets of United Medical, Inc. on June 28, 2000.

INCOME TAXES

     The Company's effective income tax rate was 38.1% for the year ended December 31, 2000, 38.1% for 1999 and 38.3% for 1998.

ACQUISITIONS

     In 2000, the Company acquired, in unrelated acquisitions, certain operating assets of 15 local and regional competitors. The operations acquired in 2000 had aggregate annualized revenues of approximately $82,000,000 at the time of acquisition. The cost of these acquisitions was $162,387,000 and was allocated to acquired assets as follows: $7,318,000 to current assets, $6,562,000 to property and equipment, $6,142,000 to intangible assets and $142,365,000 to goodwill. These acquisitions resulted in the addition of 48 new operating centers.

     In 1999, the Company acquired, in unrelated acquisitions, certain operating assets of 18 local and regional competitors and the common stock of four other companies. The operations acquired in 1999 had aggregate annualized revenues of approximately $61,000,000 at the time of acquisition. The cost of these acquisitions was $103,356,000 and was allocated to acquired assets as follows:
$2,969,000 to current assets, $6,097,000 to
property and equipment, $7,132,000 to intangible assets, and $87,158,000 to goodwill. These acquisitions resulted in the addition of 21 new operating centers.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company's working capital was $84,475,000, as compared to $70,179,000 at December 31, 1999 and $49,078,000 at December 31, 1998.

     Net cash provided by operating activities was $215,029,000 for the year ended December 31, 2000, compared with $149,155,000 for the year ended December 31, 1999 and $145,442,000 for the year ended December 31, 1998. A significant portion of the Company's assets consists of accounts receivables from third party payors that are responsible for payment for the services provided by the Company. The Company's net accounts receivable in terms of days sales outstanding was 56 days as of December 31, 2000 and 62 days as of December 31, 1999.

     Net cash used in investing and financing activities was $215,527,000, $150,556,000 and $144,420,000 for the years ended December 31, 2000, 1999 and
1998, respectively. Activity in the year ended December 31, 2000 included the Company's investment of $150,326,000 in business acquisitions, investment in capital equipment of $58,622,000, proceeds of $314,018,000 from its revolving credit loan and other long-term obligations, and payments of $283,663,000 related to long-term obligations. The Company anticipates that capital expenditures for 2001 will be approximately $70,000,000 to $80,000,000 which includes construction costs of a headquarters building on the land purchased in 1999.

     As of December 31, 2000, the Company's principal sources of liquidity consisted of $84,475,000 of working capital and $158,000,000 available under its three year bank credit facility. The Company's $60,000,000 364-day revolving credit facility expired on August 22, 2000 and was replaced on September 6, 2000 by $125,000,000 of senior secured notes offered through a private placement. The senior secured notes have a fixed interest rate and mature over three, four and five years as follows: $30,000,000 at 8.91% due September 15, 2003, $50,000,000
at 9.01% due September 15, 2004 and $45,000,000 at 9.11% due September 15, 2005.
Upon entering into the senior secured note agreement a placement fee of $893,000 was paid and is being amortized over the periods of the notes. The Company believes that internally generated funds, together with funds that may be borrowed under its three year bank credit facility, will be sufficient to meet the Company's anticipated capital requirements and financial obligations for the foreseeable future.

     On June 11, 1999, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its outstanding common stock. Purchases are made through open market or privately negotiated transactions, subject to market conditions and trading restrictions. As of December 31, 2000, $178,007,000 of common stock had been repurchased under this program. The total common stock held in treasury was $176,845,000 as of December 31, 2000.

     The Company's future liquidity will continue to be dependent upon its operating cash flow and management of accounts receivable. The Company does not expect any impact on liquidity due to pending litigation.

NEW ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133," which deferred, for one year, the effective date for the implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair values. The Company manages interest rate risk by using derivative instruments. During 2000, the Company entered into an interest rate swap agreement whereby the interest rate on its $125,000,000 senior secured notes was effectively converted to a variable interest rate based on three month LIBOR plus a fixed spread. In addition, the Company entered into an interest rate collar transaction with an initial notional amount of $125,000,000. The collar has a floor rate of 5.81% and a cap rate of 8.00% with a floating rate option based on three month LIBOR. The collar contract matures from 2003 - 2005. The collar is used to offset variability with respect to the Company's variable rate debt.

     During the fourth quarter of 2000, the Company terminated the swap agreement prior to its maturity at a gain of $3,018,000. The gain was deferred and will be recognized over the original term of the swap contract provided the senior notes remain outstanding. The collar contract was recorded at a fair value by the Company at December 31, 2000 for $1,961,000.

     Upon adoption of SFAS No. 133, changes in the fair value of the collar over its remaining term that are effective hedges of the variability in the Company's variable rate debt will be recorded in other comprehensive income. Changes in fair value that are not effective hedges will be recorded in earnings. The Company believes that a portion of the changes in fair value may qualify for hedge accounting under SFAS No. 133.

     In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which summarized certain views of the Commission in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies are consistent with the guidance of SAB 101.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities", which is effective for transfers after March 31, 2001. It is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosure, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company does not believe the adoption of SFAS No. 140 will have any effect on its financial statements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

     During September 1999 as part of the Company's stock repurchase program, the Company sold European Put Options ("Puts") on underlying shares of the Company's common stock. The Puts had a six-month maturity period and the Company was paid a $4,454,000 premium in advance which was accounted for as additional paid-in capital. The Company had the option to settle the Puts in cash or in shares of common stock. In March 2000, the Company amended the terms of the Puts to extend the maturity date of the Puts by two months. In connection with extending the maturity period of the Puts, the Company was paid an additional cash premium of $280,000. In May 2000, the Puts expired out-of-the-money with no obligation to the Company.

     The fair value of the Company's long-term obligations and interest rate collar are subject to change as a result of changes in market prices or interest rates. The Company estimates potential changes in the fair value of interest rate sensitive financial instruments based on a hypothetical increase (or decrease) in interest rates. The Company's use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account anticipated operating and financial transactions.

     The following table sets forth the Company's estimated impact on the fair value of its long-term obligations and interest rate collar plus the impact on earnings resulting from a 10% decrease in interest rates.

Estimated fair value of financial instruments (in thousands):

                                                                                   (ASSUMING 10%
                                                                            DECREASE IN INTEREST RATES)
                                                                          -------------------------------
                                                                          HYPOTHETICAL     HYPOTHETICAL
                                           FACE     CARRYING     FAIR      CHANGE IN        CHANGE IN
                                          AMOUNT     AMOUNT     VALUE      FAIR VALUE    INTEREST EXPENSE
                                         --------   --------   --------   ------------   ----------------
December 31, 2000:
  Three year revolving bank credit
     agreement.........................  $ 78,000   $ 78,000   $ 78,000      $   0           $  (624)
  Senior secured notes.................   125,000    125,000    125,820        447                 0
  Interest rate collar.................         0      1,961      1,961      1,717               635
December 31, 1999:
  Three year revolving bank credit
     agreement.........................  $159,000   $159,000   $159,000      $   0           $(1,034)

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

     In developing its forward-looking statements, the Company has made certain assumptions relating to reimbursement rates and policies, internal growth and acquisitions and the outcome of various legal and regulatory proceedings. If the assumptions used by the Company differ materially from what actually occurs, then actual results could vary significantly from the performance projected in the forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 7, 2001, under "Information Regarding the Board of Directors and Executive Officers" and is herein incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 7, 2001, under "Executive Compensation" and is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 7, 2001, under "Security Ownership of Principal Stockholders and Management" and is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) (1) The following consolidated financial statements of Lincare Holdings Inc. and subsidiaries are filed as part of this Form 10-K starting at page F-1:

        Independent Auditors' Report

        Consolidated Balance Sheets -- December 31, 2000 and 1999

        Consolidated Statements of Operations -- Years ended December 31, 2000, 1999 and 1998.

        Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows -- Years ended December 31, 2000, 1999 and 1998

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

         (3) Exhibits included or incorporated herein:

        See Exhibit Index.

     (b) The Company did not file a Current Report on Form 8-K during the three months ended December 31, 2000.

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

                   SIGNATURE                                    POSITION                     DATE
                   ---------                                    --------                     ----

               /s/ JOHN P. BYRNES                 Director, President, Chief Executive  March 29, 2001
------------------------------------------------    Officer and Principal Executive
                 John P. Byrnes                     Officer

               /s/ PAUL G. GABOS                  Secretary, Chief Financial and        March 29, 2001
------------------------------------------------    Principal Accounting Officer
                 Paul G. Gabos

                       *                          Director                              March 29, 2001
------------------------------------------------
                Chester B. Black

                       *                          Director                              March 29, 2001
------------------------------------------------
                 Frank T. Cary

                       *                          Director                              March 29, 2001
------------------------------------------------
             William F. Miller, III

                       *                          Director                              March 29, 2001
------------------------------------------------
                 Frank D. Byrne

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made, by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincare Holdings Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

St. Petersburg, Florida
February 6, 2001

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................   $  3,201     $  3,699
  Accounts and notes receivable (note 2)....................    116,838      104,762
  Income taxes receivable...................................      5,210        5,837
  Inventories...............................................      3,882        3,612
  Other.....................................................      7,121        1,700
                                                               --------     --------
          Total current assets..............................    136,252      119,610
                                                               --------     --------
Property and equipment (notes 3 and 4)......................    364,819      305,168
Less accumulated depreciation...............................    176,770      134,041
                                                               --------     --------
          Net property and equipment........................    188,049      171,127
                                                               --------     --------
Other assets:
  Goodwill, less accumulated amortization of $48,644 in 2000
     and $35,166 in 1999....................................    540,637      413,856
  Intangible assets, less accumulated amortization of
     $49,819 in 2000
     and $44,491 in 1999....................................      8,501        8,577
  Covenants not to compete, less accumulated amortization of
     $12,673 in 2000
     and $11,984 in 1999....................................      1,153          951
  Other.....................................................      3,003        2,703
                                                               --------     --------
          Total other assets................................    553,294      426,087
                                                               --------     --------
                                                               $877,595     $716,824
                                                               ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations (note 5)....   $  6,328     $ 12,436
  Accounts payable..........................................     23,499       20,598
  Accrued expenses:
     Compensation and benefits..............................     15,455       10,859
     Other..................................................      6,495        5,538
                                                               --------     --------
          Total current liabilities.........................     51,777       49,431
                                                               --------     --------
Long-term obligations, excluding current installments (note
  5)........................................................    204,024      159,000
Interest rate derivative financial instrument (note 1)......      1,961           --
Deferred income taxes (note 6)..............................     34,585       21,493
Minority interest...........................................        798          789
Stockholders' equity (notes 6, 7, and 8):
  Common stock, $.01 par value. Authorized 200,000,000
     shares; issued and outstanding: 59,983,332 and
     53,317,717 in 2000, 58,397,702 and 54,069,202 in
     1999...................................................        600          584
  Additional paid-in capital................................    176,002      135,741
  Retained earnings.........................................    584,693      467,825
  Less treasury stock, at cost: 6,665,615 shares in 2000 and
     4,328,500 shares in 1999...............................    176,845      118,039
                                                               --------     --------
          Total stockholders' equity........................    584,450      486,111
Commitments and contingencies (notes 4 and 13)..............
                                                               --------     --------
                                                               $877,595     $716,824
                                                               ========     ========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                          2000           1999          1998
                                                        ---------      --------      --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues (note 9).................................  $ 702,484      $581,786      $487,407
                                                        ---------      --------      --------
Costs and expenses:
  Cost of goods and services..........................    112,949        89,592        76,367
  Operating expenses..................................    158,794       131,240       111,222
  Selling, general and administrative expenses........    147,699       128,345       107,691
  Bad debt expense....................................     10,537         6,981         5,849
  Depreciation expense................................     47,960        41,178        34,430
  Amortization expense................................     19,495        15,954        12,745
                                                        ---------      --------      --------
                                                          497,434       413,290       348,304
                                                        ---------      --------      --------
          Operating income............................    205,050       168,496       139,103
                                                        ---------      --------      --------
Other income (expenses):
  Interest income.....................................      1,763           468           447
  Interest expense....................................    (18,019)       (5,940)       (1,177)
  Net gain (loss) on disposal of property and
     equipment........................................          8          (277)         (113)
                                                        ---------      --------      --------
                                                          (16,248)       (5,749)         (843)
                                                        ---------      --------      --------
          Income before income taxes..................    188,802       162,747       138,260
Income tax expense (note 6)...........................     71,934        62,007        52,954
                                                        ---------      --------      --------
          Net income..................................  $ 116,868      $100,740      $ 85,306
                                                        =========      ========      ========
Income per common share (note 10):
  Basic...............................................  $    2.20      $   1.77      $   1.47
                                                        =========      ========      ========
  Diluted.............................................  $    2.16      $   1.74      $   1.44
                                                        =========      ========      ========
Weighted average number of common shares
  outstanding.........................................     53,087        56,942        57,992
                                                        =========      ========      ========
Weighted average number of common shares and common
  share equivalents outstanding.......................     54,151        57,989        59,435
                                                        =========      ========      ========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                       ADDITIONAL                             TOTAL
                                              COMMON    PAID-IN     RETAINED   TREASURY   STOCKHOLDERS'
                                              STOCK     CAPITAL     EARNINGS    STOCK        EQUITY
                                              ------   ----------   --------   --------   -------------
                                                               (DOLLARS IN THOUSANDS)
Balances at December 31, 1997...............   $574     $110,714    $281,779         --     $393,067
Exercise of stock options (note 8)..........      9        9,412          --         --        9,421
Tax benefit related to exercise of employee
  stock options (notes 6 and 8).............     --        8,702          --         --        8,702
Net income..................................     --           --      85,306         --       85,306
Treasury stock issued.......................     --           --          --        891          891
Treasury stock acquired.....................     --           --          --      1,731        1,731
                                               ----     --------    --------   --------     --------
Balances at December 31, 1998...............    583      128,828     367,085        840      495,656
Exercise of stock options (note 8)..........      1        1,847          --         --        1,848
Proceeds from sale of put options (note
  7)........................................     --        4,454          --         --        4,454
Tax benefit related to exercise of employee
  stock options (notes 6 and 8).............     --          612          --         --          612
Net income..................................     --           --     100,740         --      100,740
Treasury stock issued.......................     --           --          --      1,061        1,061
Treasury stock acquired.....................     --           --          --    118,260      118,260
                                               ----     --------    --------   --------     --------
Balances at December 31, 1999...............    584      135,741     467,825    118,039      486,111
Exercise of stock options (note 8)..........     16       21,839          --         --       21,855
Proceeds from sale of put options (note
  7)........................................     --          280          --         --          280
Tax benefit related to exercise of employee
  stock options (notes 6 and 8).............     --       18,142          --         --       18,142
Net income..................................     --           --     116,868         --      116,868
Treasury stock issued.......................     --           --          --        941          941
Treasury stock acquired.....................     --           --          --     59,747       59,747
                                               ----     --------    --------   --------     --------
Balances at December 31, 2000...............   $600     $176,002    $584,693   $176,845     $584,450
                                               ====     ========    ========   ========     ========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 116,868   $ 100,740   $  85,306
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Increase in provision for losses on accounts and notes
       receivable...........................................     (1,390)     (6,260)     (2,080)
     Depreciation expense...................................     47,960      41,178      34,430
     Gain/loss on disposal of property and equipment........         (8)        277         113
     Amortization expense...................................     19,495      15,954      12,745
     Amortization of imputed interest.......................         --          15          67
     Amortization of interest swap contracts................        (33)         --          --
     Deferred income taxes..................................     13,092       8,539       8,790
     Minority interest in net earnings of subsidiary........        137          83         264
     Change in operating assets and liabilities:
       Increase in accounts and notes receivable............     (3,939)     (9,302)     (8,377)
       (Increase) decrease in inventories...................      1,685        (225)     (1,103)
       Increase in other current assets.....................     (5,456)     (1,435)       (113)
       Increase in accounts payable.........................      2,901       1,430       4,779
       Increase (decrease) in accrued expenses..............      4,948        (167)      2,942
       (Increase) decrease in income taxes..................     18,769      (1,672)      7,679
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........    215,029     149,155     145,442
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of property and equipment..............        310         632         158
  Capital expenditures......................................    (58,622)    (66,882)    (62,188)
  (Increase) decrease in other assets.......................       (445)     (1,884)        498
  Business acquisitions, net of cash acquired (note 12).....   (150,326)    (73,426)    (95,704)
                                                              ---------   ---------   ---------
          Net cash used by investing activities.............   (209,083)   (141,560)   (157,236)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from long-term obligations.......................    314,018     273,000      64,000
  Payment of long-term obligations..........................   (283,663)   (170,879)    (59,512)
  Decrease in minority interest.............................       (128)       (220)       (253)
  Proceeds from issuance of common stock....................     21,855       1,848       9,421
  Proceeds from put options.................................        280       4,454          --
  Proceeds from issuance of treasury stock..................        941       1,061         891
  Payment to acquire treasury stock.........................    (59,747)   (118,260)     (1,731)
                                                              ---------   ---------   ---------
          Net cash provided (used) by financing
            activities......................................     (6,444)     (8,996)     12,816
                                                              ---------   ---------   ---------
          Net increase (decrease) in cash and cash
            equivalents.....................................       (498)     (1,401)      1,022
Cash and cash equivalents, beginning of year................      3,699       5,100       4,078
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $   3,201   $   3,699   $   5,100
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

     Lincare Holdings Inc. and subsidiaries (the "Company") provides oxygen, respiratory therapy services, and infusion therapy services to the home health care market and also supplies home medical equipment, such as hospital beds, wheelchairs and other medical supplies. The Company's customers are located in 44 states. The Company's supplies are readily available and the Company is not dependent on a single supplier or even a few suppliers.

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

  (e) Financial Instruments

     The Company believes the book value of its cash equivalents, accounts and notes receivable, income taxes receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature. The book value of the Company's bank revolving credit facility and deferred acquisition obligations approximate their fair value as the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company. The fair value of the Company's senior secured notes are estimated based on the discounted value of the future cash flows expected to be paid over the maturity period of the notes. The estimated fair value of the senior secured notes at December 31, 2000 was $125,820,000.

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

Building and improvements...................................  5 to 40 years
Equipment and furniture.....................................  3 to 20 years

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

  (j) Pension Plan

     The Company has a defined contribution pension plan covering substantially all employees. The Company makes monthly contributions to the plan equal to the amount accrued for pension expense. Employer contributions (net of applied forfeitures) were approximately $4,093,000 in 2000, $3,537,000 in 1999, and $2,248,000 in 1998.

  (k) Statements of Cash Flows

     For purposes of the statements of cash flows, the Company considers all short-term investments with a purchased maturity of three months or less to be cash equivalents.

  (l) Stock Options

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", estab-

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

lished accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

  (m) Segment Information

     The Company follows Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 utilizes the "management" approach for determining reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company maintains a decentralized approach to management of its local business operations. Decentralization of managerial decision-making enables the Company's operating centers to respond promptly and effectively to local market demands and opportunities. As a result, the Company has one reportable segment.

 (n) New Accounting Standards

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133," which deferred, for one year, the effective date for the implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair values. The Company manages interest rate risk by using derivative instruments. During 2000, the Company entered into an interest rate swap agreement whereby the interest rate on its $125,000,000 senior secured notes was effectively converted to a variable interest rate based on three month LIBOR plus a fixed spread. In addition, the Company entered into an interest rate collar transaction with an initial notional amount of $125,000,000. The collar has a floor rate of 5.81% and a cap rate of 8.00% with a floating rate option based on three month LIBOR. The collar contract matures from 2003 -- 2005. The collar is used to offset variability with respect to the Company's variable rate debt.

     During the fourth quarter of 2000, the Company terminated the swap agreement prior to its maturity at a gain of $3,018,000. The gain was deferred and will be recognized over the original term of the swap contract provided the senior notes remain outstanding. The collar contract was recorded at a fair value by the Company at December 31, 2000 for $1,961,000.

     Upon adoption of SFAS No. 133, changes in the fair value of the collar over its remaining term that are effective hedges of the variability in the Company's variable rate debt will be recorded in other comprehensive income. Changes in fair value that are not effective hedges will be recorded in earnings. The Company believes that a portion of the changes in fair value may qualify for hedge accounting under SFAS No. 133.

     In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which summarized certain views of the Commission in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies are consistent with the guidance of SAB 101.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities", which is effective for transfers after March 31, 2001. It is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

years ending after December 15, 2000. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosure, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company does not believe the adoption of SFAS No. 140 will have any effect on its financial statements.

(2) ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable at December 31, 2000 and 1999 consist of:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Trade.......................................................  $126,069   $109,310
Other.......................................................       258        349
                                                              --------   --------
                                                               126,327    109,659
Less allowance for uncollectible accounts...................     9,489      4,897
                                                              --------   --------
                                                              $116,838   $104,762
                                                              ========   ========

(3) PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2000 and 1999 consist of:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Land and improvements                                         $3,063...  $  3,170
Building and improvements                                     9,483...      1,901
Equipment and furniture                                       352,273..   300,097
                                                              --------   --------
                                                              $364,819   $305,168
                                                              ========   ========

     Rental equipment of approximately $267,812,000 in 2000 and $227,928,000 in 1999 are included with equipment and furniture.

(4) LEASES

     The Company has several noncancelable operating leases, primarily for buildings, office equipment and vehicles, that expire over the next five years and provide for purchase or renewal options. Operating lease expense was approximately $27,763,000 in 2000, $24,118,000 in 1999 and $18,739,000 in 1998.

     Future minimum lease payments under noncancelable operating leases as of December 31, 2000 are as follows:

                                                              (IN THOUSANDS)
2001........................................................     $21,425
2002........................................................      14,393
2003........................................................       6,547
2004........................................................       2,009
2005........................................................         671
                                                                 -------
          Total minimum lease payments......................     $45,045
                                                                 =======

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(5) LONG-TERM OBLIGATIONS

     Long-term obligations at December 31, 2000 and 1999 consist of:

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Borrowings under three year revolving bank credit agreement
  bearing interest (8.02% at December 31, 2000) at the
  Interbank Offered Rate, adjusted for changes in reserve
  requirements, plus an applicable margin based upon the
  Company's consolidated leverage ratio (consolidated funded indebtedness to consolidated earnings before interest,
  taxes, depreciation and amortization) payable in 2002.....  $ 78,000    $159,000
Borrowings under private placement senior secured notes
  bearing fixed interest maturing over three, four and five
  years: $30,000,000 at 8.91% due 2003, $50,000,000 at 9.01%
  due 2004 and $45,000,000 at 9.11% due 2005 and proceeds
  from the sale of interest swap contracts..................   126,024          --
Unsecured, deferred acquisition obligations net of imputed
  interest, payable in various installments through 2001....     6,328      12,201
Computer equipment purchases financed through installment
  loans; interest (4.17% to 4.52%) and principal paid in
  full in 2000..............................................        --         235
                                                              --------    --------
          Total long-term obligations.......................   210,352     171,436
          Less current installments.........................     6,328      12,436
                                                              --------    --------
          Long-term debt, excluding current installments....  $204,024    $159,000
                                                              ========    ========

     The bank credit facility with several lenders and Bank of America N.A. as agent dated August 23, 1999 and amended June 7, 2000 permits the Company to borrow amounts up to $240,000,000 on a three year revolving credit facility. The three year revolving credit facility contains a $20,000,000 letter of credit sub facility which reduces the principal amount available under the three year credit facility by the amount of outstanding letters of credit. As of December 31, 2000, $4,000,000 was outstanding under the letter of credit sub facility. The three year revolving credit facility has a termination date of August 22, 2002. Upon entering into the credit agreement, an origination fee of $1,840,000 was paid and is being amortized over three years. Commitment fees on the unused portion of the facility (.48% at December 31, 2000) are based upon the Company's consolidated leverage ratio for the most recent four fiscal quarters. Interest accrued on the outstanding principal balance that is not termed for repayment is payable monthly. The credit agreement contains several financial and other covenants and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc.

     The Company's $60,000,000 364-day revolving bank credit facility expired on August 22, 2000 and was replaced on September 6, 2000 by $125,000,000 of senior secured notes offered through a private placement. The senior secured notes have a fixed interest rate and mature over three, four and five years: $30,000,000 at 8.91% due September 15, 2003, $50,000,000 at 9.01% due September 15, 2004 and
$45,000,000 at 9.11% due September 15, 2005. Upon entering into the senior secured note agreement a placement fee of $893,000 was paid and is being amortized over the periods of the notes. The senior secured notes contain several financial and other covenants and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. Interest swap agreements entered into on September 6, 2000 were sold on December 14, 2000 for $3,018,000. The proceeds are being amortized over the maturity period of the senior secured notes.

     Unamortized imputed interest on the deferred acquisition obligations and installment loans at 4.17% to 6.0% were zero in 2000 and $35,000 in 1999.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The aggregate maturities of long-term obligations for each of the five years subsequent to December 31, 2000 are as follows:

                                                              (IN THOUSANDS)
2001........................................................     $  6,577
2002........................................................       78,249
2003........................................................       30,243
2004........................................................       50,196
2005........................................................       45,087
                                                                 --------
                                                                 $210,352
                                                                 ========

(6) INCOME TAXES

     The tax effects of temporary differences that account for significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Accrued expenses, principally due to deferral for income
     tax reporting purposes.................................  $ (3,728)  $ (4,516)
  Intangible assets and covenants not to compete,
     principally due to differences in amortization.........    (8,713)    (7,587)
  Net operating loss carryforward...........................       (73)      (145)
                                                              --------   --------
          Total gross deferred tax assets...................   (12,514)   (12,248)
                                                              --------   --------
Deferred tax liabilities:
  Accounts receivable, principally due to valuation
     adjustment.............................................         1          4
  Property and equipment, principally due to differences in
     depreciation...........................................    25,798     18,308
  Goodwill, principally due to differences in
     amortization...........................................    19,141     12,615
  Other.....................................................       754      2,814
                                                              --------   --------
          Total gross deferred tax liabilities..............    45,694     33,741
                                                              --------   --------
          Net deferred tax liability........................  $ 33,180   $ 21,493
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

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Income tax expense attributable to operations consists of:

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                             2000      1999      1998
                                                           --------   -------   -------
                                                                  (IN THOUSANDS)
Current:
  Federal................................................  $ 55,345   $47,574   $36,423
  State..................................................     4,902     4,215     3,850
                                                           --------   -------   -------
          Total current..................................    60,247    51,789    40,273
                                                           --------   -------   -------
Deferred:
  Federal................................................    10,737     9,387    11,535
  State..................................................       950       831     1,146
                                                           --------   -------   -------
          Total deferred.................................    11,687    10,218    12,681
                                                           --------   -------   -------
          Total income tax expense.......................  $ 71,934   $62,007   $52,954
                                                           ========   =======   =======
Total income tax expense was allocated:
  Income from operations.................................  $ 71,934   $62,007   $52,954
  Stockholders' equity for compensation expense for tax
     purposes............................................   (18,142)     (612)   (8,702)
                                                           --------   -------   -------
                                                           $ 53,792   $61,395   $44,252
                                                           ========   =======   =======

     Total income tax expense differs from the amounts computed by applying a U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2000      1999      1998
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Computed "expected" tax expense...........................  $66,081   $56,961   $48,391
State income taxes, net of federal income tax benefit.....    3,804     3,280     3,247
Other.....................................................    2,049     1,766     1,316
                                                            -------   -------   -------
          Total income tax expense........................  $71,934   $62,007   $52,954
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

     During September 1999 as part of the Company's stock repurchase program, the Company sold European Put Options ("Puts") on underlying shares of the Company's common stock. The Puts had a six-month maturity period and the Company was paid a $4,454,000 premium in advance which was accounted for as additional paid in capital. The Company had the option to settle the Puts in cash or in shares of common stock. In March 2000, the Company amended the terms of the Puts to extend the maturity date of the Puts by two months. In connection with extending the maturity period of the Puts, the Company was paid an additional cash premium of $280,000. In May 2000, the Puts expired out-of-the-money with no obligation to the Company.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(8) STOCK OPTIONS

     The Company has six stock option plans that provide for the grant of options to directors, officers and employees. To date, stock options have been granted with an exercise price equal to the stock's fair value at the date of grant. Stock options generally have ten-year terms and generally vest over four years.

     The Company has reserved a total of 5,947,536 shares of common stock for issuance under its Non-Qualified Stock Option Plan (the "Plan"). At December 31, 2000, there were options for 80,000 shares outstanding and no options available for issuance under the Plan. The Company has reserved a total of 3,200,000 shares of common stock for issuance under its 1991 Stock Plan (the "1991 Plan"). At December 31, 2000, there were options for 129,400 shares outstanding and no options available for issuance under the 1991 Plan. The Company has reserved a total of 1,000,000 shares of common stock for issuance under its 1994 Stock Plan (the "1994 Plan"). At December 31, 2000, there were options for 178,500 shares outstanding and 24,000 options available for issuance under the 1994 Plan. The Company has reserved a total of 2,000,000 shares of common stock for issuance under its 1996 Stock Plan (the "1996 Plan"). At December 31, 2000, there were options for 1,252,350 shares outstanding and options for 131,000 shares available for issue under the 1996 Plan. The Company has reserved a total of 1,500,000 shares of common stock for issuance under its 1998 stock plan (the "1998 Plan"). At December 31, 2000, there were options for 1,394,250 shares outstanding and options for 72,000 shares available for issue under the 1998 Plan. The Company has reserved a total of 1,000,000 shares of common stock for issuance under the 2000 Stock Plan (the "2000 Plan"). At December 31, 2000, there were options for 1,000,000 shares outstanding and no options available for issuance under the 2000 Plan.

     The per share weighted average fair value of stock options granted during 2000, 1999, and 1998 was $16.70, $17.61 and $23.61 on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions: 2000 -- expected dividend yield 0%, risk-free interest rate of 4.9%, expected life of 7 years, and volatility of 62.6%; 1999 -- expected dividend yield 0%, risk-free interest rate of 6.9%, expected life of 8 years, and volatility of 60.6%; 1998 -- expected dividend yield 0%, risk-free interest rate of 5.3%, expected life of 9 years, and volatility of 59.0%.

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

                                                    2000       1999      1998
                                                  --------   --------   -------
                                                         (IN THOUSANDS,
                                                     EXCEPT PER SHARE DATA)
Net income:
  As reported...................................  $116,868   $100,740   $85,306
                                                  ========   ========   =======
  Pro forma.....................................  $106,207   $ 93,103   $78,689
                                                  ========   ========   =======
Income per common share:
  Basic -- as reported..........................  $   2.20   $   1.77   $  1.47
                                                  ========   ========   =======
  Diluted -- as reported........................  $   2.16   $   1.74   $  1.44
                                                  ========   ========   =======
  Basic -- pro forma............................  $   2.00   $   1.64   $  1.36
                                                  ========   ========   =======
  Diluted -- pro forma..........................  $   1.96   $   1.61   $  1.32
                                                  ========   ========   =======

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Pro forma net income reflects only options granted since December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under Statement of Financial Accounting Standards No. 123 is not reflected in the pro forma net income or per share amounts presented above because compensation cost is reflected over the options vesting period of four years and compensation cost for options granted prior to January 1, 1995 are not considered.

     Information related to the plans is as follows:

                                                                             WEIGHTED
                                                            NUMBER OF        AVERAGE
                                                             OPTIONS      EXERCISE PRICE
                                                            ----------   ----------------
Outstanding at December 31, 1997..........................   3,935,742        $14.22
Exercised in 1998.........................................    (903,942)        10.42
Canceled in 1998..........................................     (83,000)        21.34
Options issued in 1998....................................   1,090,000         33.83
                                                            ----------
Outstanding at December 31, 1998..........................   4,038,800         19.88
Exercised in 1999.........................................    (114,800)        16.40
Canceled in 1999..........................................     (53,500)        28.79
Options issued in 1999....................................     681,000         24.50
                                                            ----------
Outstanding at December 31, 1999..........................   4,551,500         20.56
Exercised in 2000.........................................  (1,523,500)        14.32
Canceled in 2000..........................................     (75,000)        32.12
Options issued in 2000....................................   1,081,500         24.78
                                                            ----------
Outstanding at December 31, 2000..........................   4,034,500        $24.00
                                                            ==========

     At December 31, 2000, the range of exercise prices and weighted average remaining contractual life of outstanding options were as follows:

                                                               OPTIONS          WEIGHTED
                                                             OUTSTANDING        AVERAGE
                                                                AS OF          REMAINING
                         RANGE OF                            DECEMBER 31,     CONTRACTUAL
                     EXERCISE PRICES                             2000             LIFE
                     ---------------                         ------------   ----------------
$ 9.50 -$18.91 ...........................................    1,101,250        4.1 years
$19.50 -$24.50 ...........................................    1,005,000        6.9 years
$24.63 -$24.63 ...........................................    1,013,000        7.1 years
$29.38 -$35.63 ...........................................      915,250        6.6 years
                                                              ---------
$ 9.50 -$35.63 ...........................................    4,034,500        6.1 years
                                                              =========

     At December 31, 2000, 1999 and 1998, the number of options exercisable was 1,380,750, 2,074,000 and 1,535,800, respectively, and the weighted average exercise price of those options was $19.18, $14.09 and $12.61, respectively.

     In connection with the exercise of certain stock options, the Company receives a tax deduction for the difference between the fair value of the common stock at the date of exercise and the exercise price. The related income tax benefit of approximately $18,142,000 in 2000, $612,000 in 1999 and $8,702,000 in
1998 has been recorded as a reduction of income taxes payable and an increase to additional paid-in capital.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(9) NET REVENUES

     Included in the Company's net revenues is reimbursement from the federal government under Medicare, Medicaid and other federally funded programs, which aggregated approximately 61% in 2000, 62% in 1999, and 62% in 1998 of such net revenues.

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

     A reconciliation of the numerators and the denominators of the basic and diluted per common share computations is as follows:

                                                     INCOME         SHARES       PER SHARE
                                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                   -----------   -------------   ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2000
  Basic:
     Income available to common stockholders....    $116,868        53,087         $2.20
                                                                                   =====
  Effect of dilutive securities:
     Stock options..............................          --         1,064
                                                    --------        ------
  Diluted:
     Income available to common stockholders and
       holders of dilutive securities...........    $116,868        54,151         $2.16
                                                    ========        ======         =====
YEAR ENDED DECEMBER 31, 1999
  Basic:
     Income available to common stockholders....    $100,740        56,942         $1.77
                                                                                   =====
  Effect of dilutive securities:
     Stock options..............................          --         1,047
                                                    --------        ------
  Diluted:
     Income available to common stockholders and
       holders of dilutive securities...........    $100,740        57,989         $1.74
                                                    ========        ======         =====
YEAR ENDED DECEMBER 31, 1998
  Basic:
     Income available to common stockholders....    $ 85,306        57,992         $1.47
                                                                                   =====
  Effect of dilutive securities:
     Stock options..............................          --         1,443
                                                    --------        ------
  Diluted:
     Income available to common stockholders and
       holders of dilutive securities...........    $ 85,306        59,435         $1.44
                                                    ========        ======         =====

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(11) SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Cash paid for:
  Interest..................................................  $14,434   $ 5,823   $ 1,106
                                                              =======   =======   =======
  Income taxes..............................................  $44,451   $53,461   $37,699
                                                              =======   =======   =======

(12) BUSINESS COMBINATIONS

     During 2000, the Company acquired the outstanding stock or certain assets of 15 businesses in 15 separate transactions. During 1999, the Company acquired the outstanding stock or certain assets of 22 businesses in 22 separate transactions. Consideration for the acquisitions generally included cash, unsecured non-interest bearing obligations and the assumption of certain liabilities.

     None of the businesses acquired were related to the Company prior to acquisition. Each acquisition during 2000 and 1999 was accounted for as a purchase. The results of operations of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition. Each of the acquired companies conducted operations similar to that of the Company.

     The aggregate cost of the acquisitions described above was as follows:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Cash........................................................  $150,326   $ 73,426
Deferred acquisition obligations............................     9,261     11,988
Assumption of liabilities...................................     2,800     17,942
                                                              --------   --------
                                                              $162,387   $103,356
                                                              ========   ========

     The aggregate purchase price of the acquisitions described above was allocated as follows:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Current assets..............................................  $  7,318   $  2,969
Property and equipment......................................     6,562      6,097
Intangible assets...........................................     6,142      7,132
Goodwill....................................................   142,365     87,158
                                                              --------   --------
                                                              $162,387   $103,356
                                                              ========   ========

     The following unaudited pro forma supplemental information on the results of operations for the years ended December 31, 2000 and 1999 include the acquisitions as if they had been combined at the beginning of 1999.

                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Net revenues................................................   $740,655     $664,158
                                                               ========     ========
Net income..................................................   $118,404     $108,773
                                                               ========     ========
Basic -- income per common share............................   $   2.23     $   1.91
                                                               ========     ========
Diluted -- income per common share..........................   $   2.19     $   1.88
                                                               ========     ========

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     This unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of 1999 or of future results of operations of the combined companies.

(13) CONTINGENCIES

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

     The Company is also involved in certain other claims and legal actions in the ordinary course of its business. The ultimate disposition of all such matters is not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of quarterly financial results for the years ended December 31, 2000 and 1999:

                                                 FIRST      SECOND     THIRD      FOURTH
                                                QUARTER    QUARTER    QUARTER    QUARTER
                                                --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000:
  Net revenues................................  $159,497   $167,621   $186,022   $189,344
                                                ========   ========   ========   ========
  Operating income............................  $ 47,113   $ 48,956   $ 53,386   $ 55,595
                                                ========   ========   ========   ========
  Net income..................................  $ 27,136   $ 28,217   $ 29,671   $ 31,844
                                                ========   ========   ========   ========
  Income per common share:
  Basic.......................................  $    .51   $    .53   $    .56   $    .61
                                                ========   ========   ========   ========
  Diluted.....................................  $    .50   $    .52   $    .55   $    .59
                                                ========   ========   ========   ========
1999:
  Net revenues................................  $136,081   $143,025   $150,247   $152,433
                                                ========   ========   ========   ========
  Operating income............................  $ 38,579   $ 40,806   $ 43,500   $ 45,611
                                                ========   ========   ========   ========
  Net income..................................  $ 23,503   $ 24,810   $ 26,021   $ 26,406
                                                ========   ========   ========   ========
  Income per common share:
  Basic.......................................  $    .40   $    .43   $    .46   $    .49
                                                ========   ========   ========   ========
  Diluted.....................................  $    .40   $    .42   $    .45   $    .47
                                                ========   ========   ========   ========

                                                                   SCHEDULE VIII

                             LINCARE HOLDINGS INC.
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                          BEGINNING    COSTS AND      OTHER                       END OF
DESCRIPTION                               OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS      PERIOD
-----------                               ----------   ----------   ----------    ----------    ----------
                                                                   (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Deducted from asset accounts
  Allowance for uncollectible
     accounts...........................    $4,897      $10,537       $5,816(1)    $11,761(2)     $9,489
                                            ======      =======       ======       =======        ======
YEAR ENDED DECEMBER 31, 1999
Deducted from asset accounts:
  Allowance for uncollectible
     accounts...........................    $9,353      $ 6,981       $1,891(1)    $$13,328(2)    $4,897
                                            ======      =======       ======       =======        ======
YEAR ENDED DECEMBER 31, 1998
Deducted from asset accounts:
  Allowance for uncollectible
     accounts...........................    $7,951      $ 5,849       $2,632(1)    $ 7,079(2)     $9,353
                                            ======      =======       ======       =======        ======

---------------

(1) To record allowance on business combinations
(2) To record write-offs

                               INDEX OF EXHIBITS

                                                                                                                   SEQUENTIALLY
EXHIBIT                                                                                                              NUMBERED
NUMBER                                EXHIBIT                                                                          PAGE
-------                               -------                                                                      ------------

A  3.10   --  Amended and Restated Certificate of Incorporation of Lincare Holdings Inc...................

B  3.11   --  Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lincare
              Holdings Inc................................................................................

A  3.20   --  Amended and Restated By-Laws of Lincare Holdings Inc........................................

A 10.20   --  Non-Qualified Stock Option Plan of Registrant...............................................

A 10.21   --  Lincare Holdings Inc. 1991 Stock Plan.......................................................

  10.22   --  Lincare Holdings Inc. 1994 Stock Plan.......................................................

  10.23   --  Lincare Holdings Inc. 1996 Stock Plan.......................................................

  10.24   --  Lincare Holdings Inc. 1998 Stock Plan.......................................................

  10.25   --  Lincare Holdings Inc. 2000 Stock Plan.......................................................

A 10.30   --  Lincare Inc. 401(k) Plan....................................................................

C 10.31   --  Employment Stock Purchase Plan..............................................................

C 10.40   --  Employment Agreement dated as of January 1, 1997 between Lincare Holdings Inc. and
              John P. Byrnes..............................................................................

C 10.41   --  Employment Agreement dated as of June 1, 1997 between Lincare Holdings Inc. and
              Paul G. Gabos...............................................................................

H 10.42   --  Employment Agreement dated as of January 1, 1997 between Lincare Holdings Inc. and
              James T. Kelly..............................................................................

  10.43   --  Employment Agreement dated as of January 1, 1998 between Lincare Holdings Inc. and
              Shawn S. Schabel............................................................................

C 10.50   --  Form of Non-employee Director Stock Option Agreement........................................

C 10.51   --  Form of Non-qualified Stock Option Agreement................................................

G 10.52   --  Non-Qualified Stock Option Agreements dated as of January 23, 1995 between the Registrant and James M. Emanuel........................................................................

H 10.53   --  Non-Qualified Stock Option Agreements dated as of January 26, 1996 between the Registrant and John P. Byrnes..........................................................................

H 10.54   --  Non-Qualified Stock Option Agreements dated as of July 15, 1996 between the Registrant and John P. Byrnes..........................................................................

D 10.60   --  Three-Year Credit Agreement among Lincare Holdings Inc., as Borrower, Certain Subsidiaries
              of Borrower from time to time party thereto, as Guarantors, the several Lenders from time to time party thereto and Bank of America, N.A., as Agent...................................

E 10.61   --  First Amendment to the Three-Year Credit Agreement dated June 20, 2000......................

E 10.62   --  Second Amendment to the Three-Year Credit Agreement dated August 21, 2000...................

E 10.70   --  Senior Secured Note Purchase Agreement among Lincare Holdings Inc., as Borrower, and several note holders with Bank of America, N.A., as Agent...........................................

E 10.71   --  Form of Series A Note.......................................................................

E 10.72   --  Form of Series B Note.......................................................................

E 10.73   --  Form of Series C Note.......................................................................

F 22.10   --  List of Subsidiaries of Lincare Holdings Inc................................................

  23.10   --  Consent of KPMG LLP.........................................................................

  99.0    --  Powers of Attorney..........................................................................


A Incorporate by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-44672)

B        Incorporated by reference to the Registrant's Form 10-Q dated August
         12, 1998.

C        Incorporate by reference to the Registrant's Form 10-K dated March 26,
         1998.

D        Incorporate by reference to the Registrant's Form 10-Q dated November
         12, 1999.

E        Incorporate by reference to the Registrant's 10-Q dated November 13,
         2000.

F        Incorporate by reference to the Registrant's Form 10-K dated March 22,
         1994.

G        Incorporate by reference to the Registrant's Form 10-K dated March 27,
         1996.

H        Incorporate by reference to the Registrant's Form 10-K dated March 25,
         1997.