Form 10-Q
period 2001-03-31
LINCARE HOLDINGS INC
filed 2001-05-10
CIK 882235

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           CLASS                              OUTSTANDING AT APRIL 30, 2001
                           -----                              -----------------------------
Common Stock, $0.01 par value...............................        53,606,617 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LINCARE HOLDINGS INC.

                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                     INDEX

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION
Item 1  Financial Statements (unaudited)
        Condensed consolidated balance sheets.......................    3
        Condensed consolidated statements of operations.............    4
        Condensed consolidated statements of cash flows.............    5
        Notes to condensed consolidated financial statements........    6
Item 2  Management's Discussion and Analysis of Results of
        Operations and Financial Condition..........................    7
Item 3  Quantitative and Qualitative Disclosure Regarding Market
        Risk........................................................    9

PART II.  OTHER INFORMATION
Item 1  Legal Proceedings...........................................   11
Item 2  Changes in Securities.......................................   11
Item 3  Defaults Upon Senior Securities.............................   11
Item 4  Submission of Matters to a Vote of the Security Holders.....   11
Item 5  Other Information...........................................   11
Item 6  Exhibits and Reports on Form 8-K............................   11
Signature...........................................................   12

                         PART I.  FINANCIAL STATEMENTS

ITEM 1 -- FINANCIAL STATEMENTS (UNAUDITED)

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
                                                                   (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $  1,224       $  3,201
  Accounts and notes receivable.............................   122,357        116,838
  Income tax receivable.....................................        --          5,210
  Inventories...............................................     2,481          3,882
  Other.....................................................     4,711          7,121
                                                              --------       --------
          Total current assets..............................   130,773        136,252
                                                              --------       --------
Property and equipment......................................   382,635        364,819
Less: accumulated depreciation..............................   189,297        176,770
                                                              --------       --------
          Net property and equipment........................   193,338        188,049
                                                              --------       --------
Other assets:
  Goodwill..................................................   554,488        540,637
  Intangible assets.........................................     7,218          8,501
  Covenants not to compete..................................     1,047          1,153
  Other.....................................................     2,849          3,003
                                                              --------       --------
          Total other assets................................   565,602        553,294
                                                              --------       --------
               Total assets.................................  $889,713       $877,595
                                                              ========       ========

Current liabilities:
  Current installments of long-term obligations.............  $  6,083       $  6,328
  Accounts payable..........................................    19,662         23,499
  Accrued expenses:
     Compensation and benefits..............................     8,466         15,455
     Other..................................................     6,384          6,495
     Income taxes payable...................................    12,879             --
                                                              --------       --------
          Total current liabilities.........................    53,474         51,777
                                                              --------       --------
Long-term obligations, excluding current installments.......   168,828        204,024
Interest rate derivative financial instrument...............     4,157          1,961
Deferred income taxes.......................................    35,804         34,585
Minority interest...........................................       678            798
Stockholders' equity:
  Common stock..............................................       603            600
  Additional paid-in capital................................   186,797        176,002
  Retained earnings.........................................   616,217        584,693
  Less: treasury stock......................................   176,845        176,845
                                                              --------       --------
          Total stockholders' equity........................   626,772        584,450
                                                              --------       --------
               Total liabilities and stockholders' equity...  $889,713       $877,595
                                                              ========       ========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                              ---------------------------
                                                               MARCH 31,      MARCH 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                 (IN THOUSANDS EXCEPT
                                                               SHARE AND PER SHARE DATA)
Net revenues................................................  $   191,661    $   159,497
                                                              -----------    -----------
Costs and expenses:
  Costs of goods and services...............................       29,926         24,395
  Operating expenses........................................       43,509         35,928
  Selling, general and administrative expenses..............       40,094         34,078
  Bad debt expense..........................................        2,875          2,392
  Depreciation expense......................................       13,000         11,325
  Amortization expense......................................        5,156          4,266
                                                              -----------    -----------
                                                                  134,560        112,384
                                                              -----------    -----------
          Operating income..................................       57,101         47,113
                                                              -----------    -----------
Other income (expense):
  Interest income...........................................          111             80
  Interest expense..........................................       (4,089)        (3,305)
  Net gain (loss) on disposal of property
     and equipment..........................................            1            (49)
  Unrealized loss on derivative financial instrument........       (2,196)            --
                                                              -----------    -----------
                                                                   (6,173)        (3,274)
                                                              -----------    -----------
          Income before income taxes........................       50,928         43,839
Income taxes................................................       19,404         16,703
                                                              -----------    -----------
          Net income........................................  $    31,524    $    27,136
                                                              ===========    ===========
  Basic -- earnings per common share........................  $      0.59    $      0.51
                                                              ===========    ===========
  Diluted -- earnings per common share......................  $      0.58    $      0.50
                                                              ===========    ===========
Weighted average number of common shares outstanding........   53,498,138     53,725,718
                                                              ===========    ===========
Weighted average number of common shares and common share
  equivalents outstanding...................................   54,817,905     54,710,946
                                                              ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                              --------------------------
                                                              MARCH 31,       MARCH 31,
                                                                 2001            2000
                                                              ----------      ----------
                                                                    (IN THOUSANDS)
Cash from operations........................................   $ 62,167        $ 49,430
Investing activities:
  Proceeds from sale of property and equipment..............         22             138
  Capital expenditures......................................    (17,253)        (18,242)
  Decrease in other assets..................................        155              68
  Business acquisitions, net of cash acquired...............    (15,739)        (22,050)
                                                               --------        --------
                                                                (32,815)        (40,086)
                                                               --------        --------
Financing activities:
  Proceeds from long-term obligations.......................     29,000          34,000
  Payment of long-term obligations..........................    (67,145)        (26,089)
  Decrease in minority interest.............................       (136)             --
  Proceeds from issuance of common stock....................      6,952             872
  Proceeds from issuance of treasury stock..................         --             255
  Payment to acquire treasury stock.........................         --         (21,676)
                                                               --------        --------
                                                                (31,329)        (12,638)
                                                               --------        --------
Decrease in cash............................................     (1,977)         (3,294)
Cash and cash equivalents, beginning of period..............      3,201           3,699
                                                               --------        --------
Cash and cash equivalents, end of period....................   $  1,224        $    405
                                                               ========        ========

     See accompanying notes to condensed consolidated financial statements.

                             LINCARE HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of March 31, 2001, the condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000 and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and should be read in conjunction with the consolidated financial statements and related notes of Lincare Holdings Inc. on Form 10K for the fiscal year ending December 31, 2000. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 2000 is derived from the Lincare Holdings Inc. (the "Company") audited balance sheet as of that date.

NOTE 2 -- BUSINESS COMBINATIONS

     During the three months ended March 31, 2001 the Company acquired, in unrelated acquisitions certain assets of two companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying condensed consolidated statements of operations since the respective dates of acquisition.

     The aggregate cost of these acquisitions was as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Cash........................................................     $15,739
Deferred acquisition obligations............................       2,900
Assumption of liabilities...................................          59
                                                                 -------
                                                                 $18,698
                                                                 =======

     The aggregate purchase price was allocated as follows:

Current assets..............................................     $    42
Property and equipment......................................       1,057
Intangible assets...........................................          15
Goodwill....................................................      17,584
                                                                 -------
                                                                 $18,698
                                                                 =======

     Unaudited pro forma supplemental information on the results of operations for the three months ended March 31, 2001 and March 31, 2000 are provided below and reflect the acquisitions as if they had been combined at the beginning of each respective period.

                                                               FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
                                                               (IN THOUSANDS EXCEPT
                                                                 PER SHARE DATA)
Net revenues................................................  $193,323      $161,990
                                                              ========      ========
Net income..................................................  $ 31,837      $ 27,606
                                                              ========      ========
Income per common share:
  Basic.....................................................  $   0.60      $   0.51
                                                              ========      ========
  Diluted...................................................  $   0.58      $   0.50
                                                              ========      ========

     The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective preceding periods or of future results of operations of the combined companies.

                             LINCARE HOLDINGS, INC.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING RESULTS

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
Oxygen and other respiratory therapy........................  $166,803    $141,957
Home medical equipment and other............................    24,858      17,540
                                                              --------    --------
          Total.............................................  $191,661    $159,497
                                                              ========    ========

     Net revenues for the three months ended March 31, 2001 increased by $32,164,000 (or 20.2%) compared with the three months ended March 31, 2000. The increases in net revenues are attributed to the Company's sales and marketing efforts that emphasize quality and customer service, and the effect of the acquisitions completed by the Company.

     Cost of goods and services as a percentage of net revenues were 15.6% for the three months ended March 31, 2001 compared with 15.3% for the three months ended March 31, 2000.

     The Company continues to maintain a cost structure that, with increased net revenues, has permitted the Company to spread its fixed operating expenses and overhead over a larger base of revenues, resulting in improvement in operating income. Operating expenses expressed as a percentage of net revenues for the three month period ended March 31, 2001 and 2000 were 22.7% and 22.5%. Selling, general and administrative expenses as a percentage of net revenues for the three month period ended March 31, 2001 and 2000 were 20.9% and 21.4%.

     Amortization expense for the three months ended March 31, 2001 increased to $5,156,000 compared with $4,266,000 for the three month period ending March 31, 2000. The increase is attributable to the amortization of intangible assets associated with business combinations in 2000 and the first three months of 2001.

     Operating income for the three months ended March 31, 2001 increased to $57,101,000, compared with $47,113,000 for the three months ended March 31, 2000. The increase in operating income are attributable to the continued revenue growth and efforts to control costs.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operating activities was $62,167,000 for the three months ended March 31, 2001 compared with $49,430,000 for the three months ended March 31, 2000.

     Net cash used in investing and financing activities was $64,144,000 for the three months ended March 31, 2001. Activity during the three month period ended March 31, 2001 included the Company's investment of $15,739,000 in business acquisitions, investment in capital equipment of $17,253,000, proceeds of $29,000,000 from long-term obligations and payments of $67,145,000 related to long-term obligations.

     As of March 31, 2001, the Company's principal sources of liquidity consisted of $77,299,000 of working capital and $191,500,000 available under its $240,000,000 three year bank credit facility. On September 6, 2000, the Company replaced a portion of its revolving credit facility with $125,000,000 of senior secured notes offered through a private placement. The senior secured notes have a fixed interest rate and mature over three, four and five years as follows:
$30,000,000 at 8.91% due September 15, 2003, $50,000,000 at 9.01% due September
15, 2004 and $45,000,000 at 9.11% due September 15, 2005. The Company believes that internally generated funds, together with funds that may be borrowed under its three year bank credit facility, will be sufficient to meet the Company's anticipated capital requirements and financial obligations for the foreseeable future.

     On June 11, 1999, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its outstanding common stock. Purchases are made through open market or privately negotiated transactions, subject to market conditions and trading restrictions. There were no repurchases made by the Company during the three month period ended March 31, 2001. As of March 31, 2001, $178,007,000 of common stock had been repurchased under this program. The total common stock held in treasury was $176,845,000 as of March 31, 2001.

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

     The BBA authorizes HHS to conduct up to five competitive bidding demonstration projects for the acquisition of durable medical equipment and requires that one such project be established for home oxygen equipment. Each demonstration project is to be operated over a three-year period and is to be conducted in not more than three competitive acquisition areas. The first demonstration project became effective in Polk County, Florida on October 1, 1999. A second demonstration site was established in the three counties surrounding San Antonio, Texas and became effective on February 1, 2001. Lincare is a participating supplier for home oxygen equipment in both competitive bidding demonstration sites. The BBA also includes provisions designated to reduce health care fraud and abuse including a surety bond requirement, which has not yet been implemented, for durable medical equipment providers.

     Federal and state budgetary and other cost-containment pressures will continue to impact the home respiratory care industry. The Company cannot predict whether new federal and state budgetary proposals will be adopted or the effect, if any, such proposals would have on the Company's business.

NEW ACCOUNTING STANDARDS

     In 2001 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair values. In 2000, the Company entered into an interest rate collar transaction with an initial notional amount of $125,000,000. The collar had an initial floor rate of 5.81%, which was adjusted to 5.30% effective March 6, 2001, and a cap rate of 8.00% with a floating rate option based on three month LIBOR. The collar contract matures from 2003-- 2005. Under SFAS 133, the collar is being treated as a derivative financial instrument and changes in its fair value are being recorded in earnings.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

     The Company manages interest rate risk by using derivative instruments. In 2000, the Company simultaneously entered into an interest swap agreement and an interest rate collar. The interest swap agreement converted the interest rate on its fixed rate $125,000,000 senior secured notes to a variable interest rate based on three month LIBOR plus a fixed spread. The interest rate collar transaction with an initial notional amount of $125,000,000 had an initial floor rate of 5.81%, which was adjusted to 5.30% effective March 6, 2001, and a cap rate of 8.00% with a floating rate option based on three month LIBOR. The collar contract matures from 2003 -- 2005. During the fourth quarter of 2000, the Company terminated the swap agreement prior to its maturity at a realized gain of $3,018,000. The gain was deferred and will be recognized over the original term of the swap contract provided the senior secured notes remain outstanding. The collar was recorded at a fair value by the Company at December 31, 2000 for $1,961,000.

     During the first quarter ended March 31, 2001, the Company recorded an unrealized loss of $2,196,000 ($0.02 per share after taxes) representing a non-cash valuation adjustment of a derivative financial instrument in accordance with recently issued Statement of Financial Accounting Standards (SFAS) No. 133. The non-cash valuation adjustment represents the change in market value of the Company's interest rate collar from December 31, 2000 to March 31, 2001. SFAS No. 133 requires financial statement recognition of the change in market value of derivative financial instruments. Accordingly, the Company expects to record a non-cash gain or loss each period to reflect the change in market value of the interest rate collar until maturity of the instrument. The Company has the option to terminate the interest rate collar at any time for cash settlement at fair market value.

     The fair value of the Company's long-term obligations and interest rate collar are subject to change as a result of changes in market prices or interest rates. The Company estimates potential changes in the fair value of interest rate sensitive financial instruments based on a hypothetical decrease (or increase) in interest rates. The Company's use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account anticipated operating and financial transactions.

     The following table sets forth the Company's estimated impact on the fair value of its long-term obligations and interest rate collar plus the impact on earnings resulting from a hypothetical 10% decrease in interest rates.

Estimated fair value of financial instruments (in thousands):

                                                                                   (ASSUMING 10%
                                                                            DECREASE IN INTEREST RATES)
                                                                          -------------------------------
                                                                          HYPOTHETICAL     HYPOTHETICAL
                                           FACE     CARRYING     FAIR      CHANGE IN        CHANGE IN
                                          AMOUNT     AMOUNT     VALUE      FAIR VALUE    INTEREST EXPENSE
                                         --------   --------   --------   ------------   ----------------
March 31, 2001:
  Three year revolving bank credit
     agreement.........................  $ 43,000   $ 43,000   $ 43,000      $   0           $  (264)
  Senior secured notes.................   125,000    125,000    126,310        410                 0
  Interest rate collar.................         0      4,157      4,157      1,636               610
December 31, 2000:
  Three year revolving bank credit
     agreement.........................  $ 78,000   $ 78,000   $ 78,000      $   0           $  (624)
  Senior secured notes.................   125,000    125,000    125,820        447                 0
  Interest rate collar.................         0      1,961      1,961      1,717               635

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

     In developing its forward looking statements, the Company has made certain assumptions relating to reimbursement rates and policies, internal growth and acquisitions and the outcome of various legal and regulatory proceedings. If the assumptions used by the Company differ materially from what actually occurs, then actual results could vary significantly from the performance projected in the forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-Q.

                         PART II. -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     From time to time, the Company receives inquiries from various government agencies requesting patient records and other documents. It has been Lincare's policy to cooperate with all such requests for information. The government has not instituted any proceedings or served Lincare with any complaints as a result of these inquiries.

     Private litigants may also make claims against the Company for violations of health care laws in actions known as qui tam suits. In these cases, the government has the opportunity to intervene in, and take control of, the litigation. The Company is a defendant in certain qui tam proceedings. The government has declined to intervene in all unsealed qui tam actions of which the Company is aware. Lincare intends to vigorously defend these suits should they proceed.

     On March 9, 2001, the United States District Court for the Northern District of Georgia granted the Company's Motion to Dismiss a qui tam suit filed by a former employee in January 1998 and unsealed in November 1998. United States of America ex rel. Kirk S. Corsello v. Lincare Inc. et al was dismissed in its entirety and with prejudice.

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

     Violations of federal and state regulations can result in severe criminal, civic and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

ITEMS 2-5 -- NOT APPLICABLE.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits included or incorporated herein: See Exhibit Index.

     (b) The Company did not file a Current Report on Form 8-K during the three months ended March 31, 2001.

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

                                                  Lincare Holdings Inc.
                                          --------------------------------------
                                                        Registrant

                                                    /s/  PAUL G. GABOS
                                          --------------------------------------
                                                      Paul G. Gabos
                                            Secretary, Chief Financial Officer
                                             and Principal Accounting Officer

May 10, 2001

                               INDEX OF EXHIBITS

                                                                               SEQUENTIALLY
 EXHIBIT                                                                         NUMBERED
  NUMBER                                   EXHIBIT                                 PAGE
 -------                                   -------                             ------------
A    3.10   --   Amended and Restated Certificate of Incorporation of Lincare
                 Holdings Inc................................................
B    3.11   --   Certificate of Amendment to the Amended and Restated
                 Certificate of Incorporation of Lincare Holdings Inc........
A    3.20   --   Amended and Restated By-Laws of Lincare Holdings Inc........
A    10.20  --   Non-Qualified Stock Option Plan of Registrant...............
A    10.21  --   Lincare Holdings Inc. 1991 Stock Plan.......................
I    10.22  --   Lincare Holdings Inc. 1994 Stock Plan.......................
I    10.23  --   Lincare Holdings Inc. 1996 Stock Plan.......................
I    10.24  --   Lincare Holdings Inc. 1998 Stock Plan.......................
I    10.25  --   Lincare Holdings Inc. 2000 Stock Plan.......................
A    10.30  --   Lincare Inc. 401(k) Plan....................................
C    10.31  --   Employment Stock Purchase Plan..............................
C    10.40  --   Employment Agreement dated as of January 1, 1997 between
                 Lincare Holdings Inc. and John P. Byrnes....................
C    10.41  --   Employment Agreement dated as of June 1, 1997 between
                 Lincare Holdings Inc. and Paul G. Gabos.....................
H    10.42  --   Employment Agreement dated as of January 1, 1997 between
                 Lincare Holdings Inc. and James T. Kelly....................
I    10.43  --   Employment Agreement dated as of January 1, 1998 between
                 Lincare Holdings Inc. and Shawn S. Schabel..................
C    10.50  --   Form of Non-employee Director Stock Option Agreement........
C    10.51  --   Form of Non-qualified Stock Option Agreement................
G    10.52  --   Non-Qualified Stock Option Agreements dated as of January
                 23, 1995 between the Registrant and James M. Emanuel........
H    10.53  --   Non-Qualified Stock Option Agreements dated as of January
                 26, 1996 between the Registrant and John P. Byrnes..........
H    10.54  --   Non-Qualified Stock Option Agreements dated as of July 15,
                 1996 between the Registrant and John P. Byrnes..............
D    10.60  --   Three-Year Credit Agreement among Lincare Holdings Inc., as
                 Borrower, Certain Subsidiaries of Borrower from time to time party thereto, as Guarantors, the several Lenders from time to time party thereto and Bank of America, N.A., as Agent...
E    10.61  --   First Amendment to the Three-Year Credit Agreement dated
                 June 20, 2000...............................................

                                                                               SEQUENTIALLY
 EXHIBIT                                                                         NUMBERED
  NUMBER                                   EXHIBIT                                 PAGE
 -------                                   -------                             ------------
E    10.62  --   Second Amendment to the Three-Year Credit Agreement dated
                 August 21, 2000.............................................
E    10.70  --   Senior Secured Note Purchase Agreement among Lincare
                 Holdings Inc., as Borrower, and several note holders with
                 Bank of America, N.A., as Agent.............................
E    10.71  --   Form of Series A Note.......................................
E    10.72  --   Form of Series B Note.......................................
E    10.73  --   Form of Series C Note.......................................
F    22.10  --   List of Subsidiaries of Lincare Holdings Inc................

---------------

A Incorporate by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-44672)
B   Incorporated by reference to the Registrant's Form 10-Q dated August 12,
    1998.
C   Incorporate by reference to the Registrant's Form 10-K dated March 26, 1998.
D   Incorporate by reference to the Registrant's Form 10-Q dated November 12,
    1999.
E   Incorporate by reference to the Registrant's 10-Q dated November 13, 2000.
F   Incorporate by reference to the Registrant's Form 10-K dated March 22, 1994.
G   Incorporate by reference to the Registrant's Form 10-K dated March 27, 1996.
H  Incorporate by reference to the Registrant's Form 10-K dated March 25, 1997.
I   Incorporate by reference to the Registrant's Form 10-K dated March 29, 2001.