Form 10-Q
period 2001-06-30
LINCARE HOLDINGS INC
filed 2001-08-01
CIK 882235

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

   [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES ACT OF 1934

                         COMMISSION FILE NUMBER 0-19946

                             LINCARE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      51-0331330
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

              19387 US 19 NORTH                                    33764
                CLEARWATER, FL                                   (Zip Code)
   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (727) 530-7700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           CLASS                              OUTSTANDING AT JULY 20, 2001
                           -----                              -----------------------------
Common Stock, $0.01 par value...............................       107,687,864 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LINCARE HOLDINGS INC.

                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                     INDEX

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION
Item 1  Financial Statements (unaudited)
        Condensed consolidated balance sheets.......................    3
        Condensed consolidated statements of operations.............    4
        Condensed consolidated statements of cash flows.............    5
        Notes to condensed consolidated financial statements........    6
Item 2  Management's Discussion and Analysis of Results of
        Operations and Financial Condition..........................    8
Item 3  Quantitative and Qualitative Disclosure Regarding Market
        Risk........................................................   10

PART II.  OTHER INFORMATION
Item 1  Legal Proceedings...........................................   12
Item 2  Changes in Securities.......................................   12
Item 3  Defaults Upon Senior Securities.............................   12
Item 4  Submission of Matters to a Vote of the Security Holders.....   12
Item 5  Other Information...........................................   12
Item 6  Exhibits and Reports on Form 8-K............................   12
Signature...........................................................   13

                         PART I.  FINANCIAL STATEMENTS

ITEM 1 -- FINANCIAL STATEMENTS (UNAUDITED)

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              JUNE 30,     DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
                                                                   (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $    734       $  3,201
  Accounts and notes receivable.............................   124,166        116,838
  Income tax receivable.....................................        --          5,210
  Inventories...............................................     2,693          3,882
  Other.....................................................     4,486          7,121
                                                              --------       --------
          Total current assets..............................   132,079        136,252
                                                              --------       --------
Property and equipment......................................   403,373        364,819
Less: accumulated depreciation..............................   202,113        176,770
                                                              --------       --------
          Net property and equipment........................   201,260        188,049
                                                              --------       --------
Other assets:
  Goodwill..................................................   596,666        540,637
  Intangible assets.........................................     5,996          8,501
  Covenants not to compete..................................     1,016          1,153
  Other.....................................................     2,602          3,003
                                                              --------       --------
          Total other assets................................   606,280        553,294
                                                              --------       --------
               Total assets.................................  $939,619       $877,595
                                                              ========       ========

Current liabilities:
  Current installments of long-term obligations.............  $ 12,455       $  6,328
  Accounts payable..........................................    19,343         19,812
  Accrued expenses:
     Compensation and benefits..............................    13,662         15,455
     Other..................................................    10,980         10,182
     Income taxes payable...................................     6,595             --
                                                              --------       --------
          Total current liabilities.........................    63,035         51,777
                                                              --------       --------
Long-term obligations, excluding current installments.......   164,900        204,024
Interest rate derivative financial instrument...............     3,596          1,961
Deferred income taxes.......................................    38,624         34,585
Minority interest...........................................       701            798
Stockholders' equity:
  Common stock..............................................     1,209          1,200
  Additional paid-in capital................................   192,481        175,402
  Retained earnings.........................................   651,543        584,693
  Less: treasury stock......................................   176,470        176,845
                                                              --------       --------
          Total stockholders' equity........................   668,763        584,450
                                                              --------       --------
               Total liabilities and stockholders' equity...  $939,619       $877,595
                                                              ========       ========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                        --------------------------    --------------------------
                                         JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                           2001           2000           2001           2000
                                        -----------    -----------    -----------    -----------
                                             (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
Net revenues..........................  $   198,371    $   167,621    $   390,032    $   327,118
                                        -----------    -----------    -----------    -----------
Costs and expenses:
  Costs of goods and services.........       30,183         26,091         60,109         50,486
  Operating expenses..................       45,002         37,564         88,511         73,492
  Selling, general and administrative
     expenses.........................       41,224         35,817         81,318         69,895
  Bad debt expense....................        2,976          2,515          5,851          4,907
  Depreciation expense................       13,395         11,950         26,395         23,275
  Amortization expense................        5,315          4,728         10,471          8,994
                                        -----------    -----------    -----------    -----------
                                            138,095        118,665        272,655        231,049
                                        -----------    -----------    -----------    -----------
          Operating income............       60,276         48,956        117,377         96,069
                                        -----------    -----------    -----------    -----------
Other income (expense):
  Interest income.....................          108            109            219            189
  Interest expense....................       (3,851)        (3,519)        (7,940)        (6,824)
  Net gain (loss) on disposal of
     property
     and equipment....................          (23)            39            (22)           (10)
  Unrealized gain (loss) on derivative
     financial instrument.............          561             --         (1,635)            --
                                        -----------    -----------    -----------    -----------
                                             (3,205)        (3,371)        (9,378)        (6,645)
                                        -----------    -----------    -----------    -----------
          Income before income
            taxes.....................       57,071         45,585        107,999         89,424
Income taxes..........................       21,745         17,368         41,149         34,071
                                        -----------    -----------    -----------    -----------
          Net income..................  $    35,326    $    28,217    $    66,850    $    55,353
                                        ===========    ===========    ===========    ===========
  Basic -- earnings per common
     share............................  $      0.33    $      0.26    $      0.62    $      0.52
                                        ===========    ===========    ===========    ===========
  Diluted -- earnings per common
     share............................  $      0.32    $      0.26    $      0.61    $      0.51
                                        ===========    ===========    ===========    ===========
Weighted average number of common
  shares outstanding..................  107,372,430    106,601,328    107,185,392    107,029,772
                                        ===========    ===========    ===========    ===========
Weighted average number of common
  shares and common share equivalents
  outstanding.........................  110,056,314    108,526,324    109,847,081    108,977,498
                                        ===========    ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED
                                                              ------------------------
                                                               JUNE 30,      JUNE 30,
                                                                 2001          2000
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Cash from operations........................................   $123,530      $ 91,080
Investing activities:
  Proceeds from sale of property and equipment..............         42           211
  Capital expenditures......................................    (36,655)      (30,704)
  Decrease in other assets..................................        275           106
  Business acquisitions, net of cash acquired...............    (57,123)     (150,238)
                                                               --------      --------
                                                                (93,461)     (180,625)
                                                               --------      --------
Financing activities:
  Proceeds from long-term obligations.......................     51,267       168,000
  Payment of long-term obligations..........................    (94,014)      (55,171)
  Decrease in minority interest.............................       (136)         (128)
  Proceeds from issuance of common stock....................      9,972         1,130
  Proceeds from issuance of treasury stock..................        375           539
  Payment to acquire treasury stock.........................         --       (21,676)
                                                               --------      --------
                                                                (32,536)       92,694
                                                               --------      --------
Increase (decrease) in cash.................................     (2,467)        3,149
Cash and cash equivalents, beginning of period..............      3,201         3,699
                                                               --------      --------
Cash and cash equivalents, end of period....................   $    734      $  6,848
                                                               ========      ========

     See accompanying notes to condensed consolidated financial statements.

                             LINCARE HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and should be read in conjunction with the consolidated financial statements and related notes of Lincare Holdings Inc. on Form 10K for the fiscal year ended December 31, 2000. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 2000 is derived from the Lincare Holdings Inc. (the "Company") audited balance sheet as of that date.

NOTE 2 -- BUSINESS COMBINATIONS

     During the six months ended June 30, 2001 the Company acquired, in unrelated acquisitions, certain assets of ten companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying condensed consolidated statements of operations since the respective dates of acquisition.

     The aggregate cost of these acquisitions was as follows:

                                                             (IN THOUSANDS)
                                                             --------------
Cash........................................................    $57,123
Deferred acquisition obligations............................      9,641
Assumption of liabilities...................................        328
                                                                -------
                                                                $67,092
                                                                =======

     The aggregate purchase price was allocated as follows:

Current assets..............................................    $   739
Property and equipment......................................      3,016
Intangible assets...........................................        100
Goodwill....................................................     63,237
                                                                -------
                                                                $67,092
                                                                =======

     Unaudited pro forma supplemental information on the results of operations for the six months ended June 30, 2001 and June 30, 2000 are provided below and reflect the acquisitions as if they had been combined at the beginning of each respective period.

                                                                FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
                                                               (IN THOUSANDS EXCEPT
                                                                 PER SHARE DATA)
Net revenues................................................  $403,159      $347,304
                                                              ========      ========
Net income..................................................  $ 69,428      $ 59,296
                                                              ========      ========
Income per common share:
  Basic.....................................................  $   0.65      $   0.55
                                                              ========      ========
  Diluted...................................................  $   0.63      $   0.54
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

                             LINCARE HOLDINGS, INC.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING RESULTS

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                          FOR THE THREE MONTHS    FOR THE SIX MONTHS ENDED
                                             ENDED JUNE 30,               JUNE 30,
                                          --------------------    ------------------------
                                            2001        2000         2001          2000
                                          --------    --------    ----------    ----------
                                             (IN THOUSANDS)            (IN THOUSANDS)
Oxygen and other respiratory therapy....  $173,812    $145,843      340,611       287,807
Home medical equipment and other........    24,559      21,778       49,421        39,311
                                          --------    --------     --------      --------
          Total.........................  $198,371    $167,621      390,032      $327,118
                                          ========    ========     ========      ========

     Net revenues for the three months ended June 30, 2001 increased by $30,750,000 (or 18.3%) compared with the three months ended June 30, 2000, and for the six months ended June 30, 2001 increased $62,914,000 (or 19.2%) compared with the six months ended June 30, 2000. The increases in net revenues are attributed to underlying growth in the market for the Company's services, the Company's sales and marketing efforts that emphasize quality and customer service, and the effect of the acquisitions completed by the Company.

     Cost of goods and services as a percentage of net revenues were 15.2% for the three months ended June 30, 2001 compared with 15.6% for the three months ended June 30, 2000. Costs of goods and services as a percentage of net revenues were 15.4% for the six months ended June 30, 2001 compared with 15.4% for the six months ended June 30, 2000.

     The Company continues to maintain a cost structure that, with increases in net revenues, has permitted the Company to spread its fixed operating and overhead expenses over a larger base of revenues, resulting in improvement in operating income. Operating expenses expressed as a percentage of net revenues for the three and six month periods ended June 30, 2001 were 22.7% as compared to the three and six month periods ended June 30, 2000 which were 22.4% and 22.5%, respectively. Selling, general and administrative expenses as a percentage of net revenues for the three and six month periods ended June 30, 2001 were 20.8% as compared to the three and six month periods ended June 30, 2000 which were 21.4%.

     Amortization expense for the three and six months ended June 30, 2001 were $5,315,000 and $10,471,000 as compared with $4,728,000 and $8,994,000 for the three and six months ended June 30, 2000. The increase is attributable to the amortization of intangible assets associated with business combinations in 2000 and the first six months of 2001.

     Operating income for the three and six months ended June 30, 2001 increased to $60,276,000 and $117,377,000, respectively, compared with $48,956,000 and
$96,069,000 for the three and six months ended June 30, 2000. The increases in operating income are attributable to the continued revenue growth and efforts to control costs.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operating activities was $123,530,000 for the six months ended June 30, 2001 compared with $91,080,000 for the six months ended June 30, 2000.

     Net cash used in investing and financing activities was $125,997,000 for the six months ended June 30, 2001. Activity during the six month period ended June 30, 2001 included the Company's investment of $57,123,000 in business acquisitions, investment in property and capital equipment of $36,655,000, proceeds of $51,267,000 from long-term obligations and payments of $94,014,000 related to long-term obligations.

     As of June 30, 2001, the Company's principal sources of liquidity consisted of $69,044,000 of working capital and $195,500,000 available under its $240,000,000 three year bank credit facility. The Company believes that internally generated funds, together with funds that may be borrowed under its three year bank credit facility, will be sufficient to meet the Company's anticipated capital requirements and financial obligations for the foreseeable future.

     On June 11, 1999, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its outstanding common stock. Purchases are made through open market or privately negotiated transactions, subject to market conditions and trading restrictions. There were no repurchases made by the Company during the six month period ended June 30, 2001. As of June 30, 2001, $178,007,000 of common stock had been repurchased under this program. The total common stock held in treasury was $176,470,000 as of June 30, 2001.

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

     On December 21, 2000, an approximately $35 billion Medicare "giveback" package was signed into law as part of H.R. 4577, the "Consolidated Appropriations Act, 2001." The appropriations act incorporates by reference the text of H.R. 5661, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"), which includes sweeping reimbursement and other policy changes intended to mitigate the effects of reimbursement cuts contained in the Balanced Budget Act of 1997. Among other things, BIPA:

     (1) modifies payments for durable medical equipment ("DME") items. Specifically, for items provided in 2001, BIPA updates payments by the full increase in the consumer price index for urban consumers ("CPI-U") during the 12-month period ending June 2000. The DME payment update does not apply to oxygen and oxygen equipment. The update is implemented in two steps: for the period January 1, 2001 through June 30, 2001, DME payments will remain the same as were in effect before enactment of BIPA, and for the period of July 1, 2001 through December 31, 2001, DME items will receive the full CPI-U update increased by a "transitional allowance" of 3.28 percent. As provided under BIPA, the transitional allowance will not be taken into account in calculating payment amounts after 2001. No DME payment increase is authorized for 2002.

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

     On November 29, 1999, the Balanced Budget Refinement Act of 1999 ("BBA Refinement Act") was signed into law. This legislation was designed to mitigate the effects of the Balanced Budget Act of 1997 ("BBA") on health care providers. The BBA Refinement Act restores approximately $1.2 billion in funding in 2000 and $16 billion over five years, and affects a wide range of health care providers. With respect to the services provided by the Company, the BBA Refinement Act provides for temporary increases in Medicare payment rates for durable medical equipment (including oxygen equipment) of 0.3% in 2001 and 0.6% in 2002. Furthermore, the BBA Refinement Act temporarily prohibits HHS from exercising its inherent reasonableness authority to reduce payments for non-physician Part B services, including durable medical equipment, and excludes durable medical equipment from the home health consolidated billing requirements established in the BBA.

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

NEW ACCOUNTING STANDARDS

     The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that an entity account for business combinations using the purchase method and eliminates the pooling method. In addition, SFAS No. 141 provides guidance regarding the initial recognition and measurement of goodwill and other intangible assets. SFAS No. 142 requires that goodwill no longer be amortized and instead be tested annually for impairment. The provisions of SFAS No. 141 and SFAS No. 142 apply to all business combinations completed after June 30, 2001. SFAS No. 142 is effective January 1, 2002 for business combinations completed prior to June 30, 2001. The Company is evaluating the impact of adopting these statements.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

     For the six months ended June 30, 2001, the Company recorded an unrealized loss of $1,635,000 ($0.01 per share after taxes) representing a non-cash valuation adjustment of a derivative financial instrument in accordance with Statement of Financial Accounting Standards (SFAS) No. 133. The non-cash valuation adjustment represents the change in market value of the Company's interest rate collar from December 31, 2000 to June 30, 2001. SFAS No. 133 requires financial statement recognition of the change in market value of derivative financial instruments. Accordingly, the Company expects to record a non-cash gain or loss each period to reflect the change in market value of the interest rate collar until maturity of the instrument. The Company has the option to terminate the interest rate collar at any time for cash settlement at fair market value.

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

Estimated fair value of financial instruments (in thousands):

                                                                                     (ASSUMING 10%
                                                                              DECREASE IN INTEREST RATES)
                                                                              ---------------------------
                                                                                             HYPOTHETICAL
                                                                                              CHANGE IN
                                                                              HYPOTHETICAL      ANNUAL
                                               FACE     CARRYING     FAIR      CHANGE IN       INTEREST
                                              AMOUNT     AMOUNT     VALUE      FAIR VALUE      EXPENSE
                                             --------   --------   --------   ------------   ------------
June 30, 2001:
  Three year revolving bank credit
     agreement.............................  $ 39,000   $ 39,000   $ 39,000      $   0         $  (195)
  Senior secured notes.....................   125,000    125,000    126,169        421               0
  Interest rate collar.....................         0      3,596      3,596      1,365             480
December 31, 2000:
  Three year revolving bank credit
     agreement.............................  $ 78,000   $ 78,000   $ 78,000      $   0         $  (624)
  Senior secured notes.....................   125,000    125,000    125,820        447               0
  Interest rate collar.....................         0      1,961      1,961      1,717             635

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

ITEMS 2-3 -- NOT APPLICABLE.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on May 7, 2001. The following matters were voted on at the Annual Meeting, with the number of votes cast for, against or withheld, as applicable in each case, indicated next to each such matter.

     1.  Election of Directors

                                                                   FOR        WITHHELD
                                                                ----------    ---------
     J.P. Byrnes..............................................  39,514,907    8,516,963
     C.B. Black...............................................  46,978,405       53,465
     F.T. Cary................................................  46,972,698       59,172
     W.F. Miller, III.........................................  46,978,067       53,803
     F.D. Byrne, M.D..........................................  46,975,335       56,535

     2. Ratification of selection of KPMG LLP as the Company's independent accountants for the fiscal year ending December 31, 2001:

         For: 46,933,945             Against:  92,606            Abstain:  5,319

     3.  Approval of the Company's 2001 Stock Plan:

         For: 44,473,273            Against: 2,519,181           Abstain: 39,416

ITEM 5 -- NOT APPLICABLE.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits included or incorporated herein: See Exhibit Index.

     (b) The Company did not file a Current Report on Form 8-K during the three months ended June 30, 2001.

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

August 1, 2001

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
     10.26       Lincare Holdings Inc. 2001 Stock Plan.......................
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

                                                                               SEQUENTIALLY
 EXHIBIT                                                                         NUMBERED
  NUMBER                                   EXHIBIT                                 PAGE
 -------                                   -------                             ------------
E    10.71  --   Form of Series A Note.......................................
E    10.72  --   Form of Series B Note.......................................
E    10.73  --   Form of Series C Note.......................................
F    22.10  --   List of Subsidiaries of Lincare Holdings Inc................

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