Form 10-Q
period 2001-09-30
LINCARE HOLDINGS INC
filed 2001-11-09
CIK 882235

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                OUTSTANDING AT
                           CLASS                               NOVEMBER 5, 2001
                           -----                              ------------------
Common Stock, $0.01 par value...............................  107,708,618 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LINCARE HOLDINGS INC.

                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                         PART I. FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS (UNAUDITED)

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2001             2000
                                                              -------------    ------------
                                                                     (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................    $    534         $  3,201
  Accounts and notes receivable.............................     130,331          116,838
  Income tax receivable.....................................          --            5,210
  Inventories...............................................       3,086            3,882
  Other.....................................................       2,298            7,121
                                                                --------         --------
          Total current assets..............................     136,249          136,252
                                                                --------         --------
Property and equipment......................................     419,142          364,819
Less: accumulated depreciation..............................     215,225          176,770
                                                                --------         --------
          Net property and equipment........................     203,917          188,049
                                                                --------         --------
Other assets:
  Goodwill..................................................     602,187          540,637
  Intangible assets.........................................       4,939            8,501
  Covenants not to compete..................................         914            1,153
  Other.....................................................       2,299            3,003
                                                                --------         --------
          Total other assets................................     610,339          553,294
                                                                --------         --------
               Total assets.................................    $950,505         $877,595
                                                                ========         ========

Current liabilities:
  Current installments of long-term obligations.............    $ 22,251         $  6,328
  Accounts payable..........................................      20,502           19,812
  Accrued expenses:
     Compensation and benefits..............................      11,722           15,455
     Other..................................................       8,435           10,182
     Income taxes payable...................................       7,072               --
                                                                --------         --------
          Total current liabilities.........................      69,982           51,777
                                                                --------         --------
Long-term obligations, excluding current installments.......     125,837          204,024
Interest rate derivative financial instrument...............       8,266            1,961
Deferred income taxes.......................................      40,775           34,585
Minority interest...........................................         724              798
Stockholders' equity:
  Common stock..............................................       1,210            1,200
  Additional paid-in capital................................     193,654          175,402
  Retained earnings.........................................     686,307          584,693
  Less: treasury stock......................................     176,250          176,845
                                                                --------         --------
          Total stockholders' equity........................     704,921          584,450
                                                                --------         --------
               Total liabilities and stockholders' equity...    $950,505         $877,595
                                                                ========         ========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                              -----------------------------   -----------------------------
                                              SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                  2001            2000            2001            2000
                                              -------------   -------------   -------------   -------------
                                                     (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
Net revenues................................   $   206,780     $   186,022     $   596,812     $   513,140
                                               -----------     -----------     -----------     -----------
Costs and expenses:
  Costs of goods and services...............        31,038          31,636          91,147          82,122
  Operating expenses........................        46,525          42,318         135,036         115,810
  Selling, general and administrative
     expenses...............................        42,315          38,230         123,633         108,125
  Bad debt expense..........................         3,101           2,790           8,952           7,697
  Depreciation expense......................        13,815          12,360          40,210          35,635
  Amortization expense......................         5,257           5,302          15,728          14,296
                                               -----------     -----------     -----------     -----------
                                                   142,051         132,636         414,706         363,685
                                               -----------     -----------     -----------     -----------
          Operating income..................        64,729          53,386         182,106         149,455
                                               -----------     -----------     -----------     -----------
Other income (expense):
  Interest income...........................            94             184             313             373
  Interest expense..........................        (3,968)         (5,667)        (11,908)        (12,491)
  Net gain/(loss) on disposal of property
     and equipment..........................           (23)             31             (45)             21
  Unrealized loss on derivative financial
     instrument.............................        (4,670)             --          (6,305)             --
                                               -----------     -----------     -----------     -----------
                                                    (8,567)         (5,452)        (17,945)        (12,097)
                                               -----------     -----------     -----------     -----------
          Income before income taxes........        56,162          47,934         164,161         137,358
Income taxes................................        21,398          18,263          62,547          52,334
                                               -----------     -----------     -----------     -----------
          Net income........................   $    34,764     $    29,671     $   101,614     $    85,024
                                               ===========     ===========     ===========     ===========
  Basic -- earnings per common share........   $      0.32     $      0.28     $      0.95     $      0.80
                                               ===========     ===========     ===========     ===========
  Diluted -- earnings per common share......   $      0.31     $      0.28     $      0.92     $      0.78
                                               ===========     ===========     ===========     ===========
Weighted average number of common shares
  outstanding...............................   107,658,856     105,695,190     107,345,181     106,581,666
                                               ===========     ===========     ===========     ===========
Weighted average number of common shares and
  common share equivalents outstanding......   110,366,857     107,474,008     110,022,308     108,473,088
                                               ===========     ===========     ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 FOR THE NINE MONTHS ENDED
                                                              --------------------------------
                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                                  2001               2000
                                                              -------------      -------------
                                                                       (IN THOUSANDS)
Cash from operations........................................    $177,140           $145,320
Investing activities:
  Proceeds from sale of property and equipment..............         136                263
  Capital expenditures......................................     (52,793)           (43,935)
  (Increase)/decrease in other assets.......................         498             (1,003)
  Business acquisitions, net of cash acquired...............     (65,120)          (150,238)
                                                                --------           --------
                                                                (117,279)          (194,913)
                                                                --------           --------
Financing activities:
  Proceeds from long-term obligations.......................      52,000            311,000
  Payment of long-term obligations..........................    (125,735)          (206,742)
  Decrease in minority interest.............................        (137)              (128)
  Proceeds from issuance of common stock....................      10,748              1,406
  Proceeds from issuance of treasury stock..................         596                726
  Payment to acquire treasury stock.........................          --            (59,748)
                                                                --------           --------
                                                                 (62,528)            46,514
                                                                --------           --------
Decrease in cash............................................      (2,667)            (3,079)
Cash and cash equivalents, beginning of period..............       3,201              3,699
                                                                --------           --------
Cash and cash equivalents, end of period....................    $    534           $    620
                                                                ========           ========

     See accompanying notes to condensed consolidated financial statements.

                             LINCARE HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Lincare Holdings Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 2000. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 2000 is derived from the Company's audited balance sheet as of that date.

NOTE 2 -- BUSINESS COMBINATIONS

     During the nine months ended September 30, 2001 the Company acquired, in unrelated acquisitions, certain assets of 13 companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition.

     The aggregate cost of these acquisitions was as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Cash........................................................     $65,120
Deferred acquisition obligations............................      11,560
Assumption of liabilities...................................         422
                                                                 -------
                                                                 $77,102
                                                                 =======

     The aggregate purchase price was allocated as follows:

Current assets..............................................     $   678
Property and equipment......................................       3,467
Intangible assets...........................................         115
Goodwill....................................................      72,842
                                                                 -------
                                                                 $77,102
                                                                 =======

     The Company is required to immediately adopt the provisions of Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", issued in July 2001. In accordance with SFAS 141, goodwill resulting from business acquisitions completed after June 30, 2001 has not been amortized. For the three-month period ended September 30, 2001, $9,537,000 of the Company's goodwill was affected by the SFAS 141 provisions. Goodwill and certain intangible assets resulting from business acquisitions before July 1, 2001 will continue to be amortized through December 31, 2001. On January 1, 2002, the Company will adopt Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which will require that goodwill and certain intangible assets with indefinite useful lives no longer be amortized. Adoption of SFAS 142 will require that goodwill and certain intangible assets be tested for impairment at least annually in accordance with the provisions of SFAS 142.

     Unaudited pro forma supplemental information on the results of operations for the nine months ended September 30, 2001 and September 30, 2000 are provided below and reflect the acquisitions as if they had been combined at the beginning of each respective period. Effective with the adoption of SFAS 142 on

January 1, 2002, the amortization of goodwill and certain intangible assets will cease. Based on the carrying value of goodwill on the Company's unaudited balance sheet as of September 30, 2001, the Company anticipates that amortization expense for fiscal year 2002 will be reduced by approximately $19,000,000 as a result of adoption of SFAS 142.

                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
                                                               (IN THOUSANDS EXCEPT
                                                                 PER SHARE DATA)
Net revenues................................................  $613,546      $547,100
                                                              ========      ========
Net income..................................................  $104,940      $ 91,703
                                                              ========      ========
Income per common share:
  Basic.....................................................  $   0.98      $   0.86
                                                              ========      ========
  Diluted...................................................  $   0.95      $   0.85
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

                             LINCARE HOLDINGS INC.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING RESULTS

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                            FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                            --------------------   --------------------
                                              2001        2000       2001        2000
                                            --------    --------   --------    --------
                                               (IN THOUSANDS)         (IN THOUSANDS)
Oxygen and other respiratory therapy......  $182,747    $157,069   $523,358    $444,923
Home medical equipment and other..........    24,033      28,953     73,454      68,217
                                            --------    --------   --------    --------
          Total...........................  $206,780    $186,022   $596,812    $513,140
                                            ========    ========   ========    ========

     Net revenues for the three months ended September 30, 2001 increased by $20,758,000 (or 11.2%) compared with the three months ended September 30, 2000. Net revenues for the nine months ended September 30, 2001 increased $83,672,000 (or 16.3%) compared with the nine months ended September 30, 2000. The increases in net revenues are attributed to underlying growth in the market for the Company's products, the Company's sales and marketing efforts that emphasize quality and customer service, and the effects of business acquisitions completed by the Company. The Company increased its contribution to net revenues from oxygen and other respiratory therapy products to 88.4% from 84.4% of net revenues for the three months ended September 30, 2001, over the comparable three months ended September 30, 2000. During the three and nine month periods ended September 30, 2001, the Company reduced its exposure to lower margin non-respiratory product lines as compared with the prior year periods.

     Costs of goods and services as a percentage of net revenues were 15.0% for the three months ended September 30, 2001 compared with 17.0% for the three months ended September 30, 2000. Costs of goods and services as a percentage of net revenues were 15.3% for the nine months ended September 30, 2001 compared with 16.0% for the nine months ended September 30, 2000. The decrease in costs of goods and services as expressed as a percentage of net revenues is attributed to the Company's continued focus on home respiratory products while successfully eliminating lower margin non-respiratory product lines from acquired businesses.

     The Company continues to maintain a cost structure that, with increases in net revenues, has permitted the Company to spread its fixed operating and overhead expenses over a larger base of revenues, resulting in improvement in operating income. Operating expenses expressed as a percentage of net revenues for the three and nine month periods ended September 30, 2001 were 22.5% and 22.6% respectively, as compared to the three and nine month periods ended September 30, 2000 which were 22.7% and 22.6%, respectively. Selling, general and administrative expenses as a percentage of net revenues for the three and nine month periods ended September 30, 2001 were 20.5% and 20.7% respectively, as compared to the three and nine month periods ended September 30, 2000 which were 20.6% and 21.1% respectively.

     Amortization expense for the three and nine months ended September 30, 2001 was $5,257,000 and $15,728,000 as compared with $5,302,000 and $14,296,000 for the three and nine months ended September 30, 2000.

     Operating income for the three and nine months ended September 30, 2001 increased to $64,729,000 and $182,106,000 respectively, compared with $53,386,000 and $149,455,000 for the three and nine months ended September 30, 2000. The increases in operating income are attributable to the continued growth in net revenues, a favorable shift in product mix to higher margin products, and efforts to control costs.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operating activities was $177,140,000 for the nine months ended September 30, 2001 compared with $145,320,000 for the nine months ended September 30, 2000.

     Net cash used in investing and financing activities was $179,807,000 for the nine months ended September 30, 2001. Activity during the nine-month period ended September 30, 2001 included the Company's investment of $65,120,000 in business acquisitions, investment in capital equipment of $52,793,000, proceeds of $52,000,000 from long-term obligations and payments of $125,735,000 related to long-term obligations.

     As of September 30, 2001, the Company's principal sources of liquidity consisted of $66,267,000 of working capital and $226,500,000 available under its bank credit facility. The Company believes that internally generated funds, together with funds that may be borrowed under its bank credit facility, will be sufficient to meet the Company's anticipated capital requirements for the foreseeable future.

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

     On December 21, 2000 the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") was signed into law. Among other things,
BIPA:

     (1) increases payments for durable medical equipment ("DME") items. The DME payment increase does not apply to oxygen and oxygen equipment. The update is implemented in two steps: for the period January 1, 2001 through June 30, 2001, DME payments will remain the same as were in effect before enactment of BIPA, and for the period of July 1, 2001 through December 31, 2001, DME items will receive a 3.5% price increase plus a "transitional allowance" of 3.3%. As provided under BIPA, the transitional allowance will not be taken into account in calculating payment amounts after 2001. No DME payment increase is authorized for 2002.

     (2) requires the U.S. General Accounting Office ("GAO") to study Medicare reimbursement for drugs and biologicals and for related services. The GAO issued its preliminary report to Congress on September 21, 2001. The Department of Health and Human Services ("HHS") is required to revise the current payment methodologies based on the GAO's recommendations; however, total payments may not exceed the aggregate payments that would otherwise have been made under current law.

     On November 29, 1999, the Balanced Budget Refinement Act of 1999 ("BBA Refinement Act") was signed into law. With respect to the products provided by the Company, the BBA Refinement Act provides for temporary increases in Medicare payment rates for durable medical equipment (including oxygen equipment) of 0.3% in 2001 and 0.6% in 2002.

     Federal and state budgetary and other cost-containment pressures will continue to impact the home respiratory care industry. The Company cannot predict whether new federal and state budgetary proposals will be adopted or the effect, if any, such proposals would have on the Company's business.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

     For the nine months ended September 30, 2001, the Company recorded an unrealized loss of $6,305,000 ($0.04 per share after taxes) representing a non-cash valuation adjustment of a derivative financial instrument in accordance with Statement of Financial Accounting Standards (SFAS) No. 133. The non-cash valuation adjustment represents the change in market value of the Company's interest rate collar from December 31, 2000 to September 30, 2001. SFAS No. 133 requires financial statement recognition of the change in market value of derivative financial instruments. Accordingly, the Company expects to record a non-cash gain or loss each period to reflect the change in market value of the interest rate collar until maturity of the instrument. The Company has the option to terminate the interest rate collar at any time for cash settlement at fair market value.

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

Estimated fair value of financial instruments (in thousands):

                                                                                     (ASSUMING 10%
                                                                              DECREASE IN INTEREST RATES)
                                                                              ---------------------------
                                                                                             HYPOTHETICAL
                                                                                              CHANGE IN
                                                                              HYPOTHETICAL      ANNUAL
                                               FACE     CARRYING     FAIR      CHANGE IN       INTEREST
                                              AMOUNT     AMOUNT     VALUE      FAIR VALUE      EXPENSE
                                             --------   --------   --------   ------------   ------------
September 30, 2001:
  Revolving bank credit agreement..........  $  8,000   $  8,000   $  8,000      $   0         $   (32)
  Senior secured notes.....................   125,000    125,000    127,342        443               0
  Interest rate collar.....................         0      8,266      8,266        982             324
December 31, 2000:
  Revolving bank credit agreement..........  $ 78,000   $ 78,000   $ 78,000      $   0         $  (624)
  Senior secured notes.....................   125,000    125,000    125,820        447               0
  Interest rate collar.....................         0      1,961      1,961      1,717             635

FORWARD LOOKING STATEMENTS

     Statements contained herein that are not based on historical facts are forward-looking statements that are based on projections and estimates regarding the economy in general, the health care industry and other factors which impact the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. The estimates relate to reimbursement by government and third party payors for the Company's products, the costs associated with government regulation of the health care industry and the effects of competition and industry consolidation. In some cases, forward-looking statements that involve risks and uncertainties contain terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or variations of these terms or other comparable terminology.

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

ITEMS 2-5 -- NOT APPLICABLE.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits included or incorporated herein: See Exhibit Index.

     (b) The Company did not file a Current Report on Form 8-K during the three months ended September 30, 2001.

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

                                                  Lincare Holdings Inc.
                                          --------------------------------------
                                                        Registrant

                                                    /s/  PAUL G. GABOS
                                          --------------------------------------
                                                      Paul G. Gabos
                                            Secretary, Chief Financial Officer
                                             and Principal Accounting Officer

November 9, 2001

                               INDEX OF EXHIBITS

                                                                               SEQUENTIALLY
 EXHIBIT                                                                         NUMBERED
  NUMBER                                   EXHIBIT                                 PAGE
 -------                                   -------                             ------------
A    3.10   --   Amended and Restated Certificate of Incorporation of Lincare
                 Holdings Inc................................................
F    3.11   --   Certificate of Amendment to the Amended and Restated
                 Certificate of Incorporation of Lincare Holdings Inc........
A    3.20   --   Amended and Restated By-Laws of Lincare Holdings Inc........
A    10.20  --   Non-Qualified Stock Option Plan of Registrant...............
A    10.21  --   Lincare Holdings Inc. 1991 Stock Plan.......................
I    10.22  --   Lincare Holdings Inc. 1994 Stock Plan.......................
I    10.23  --   Lincare Holdings Inc. 1996 Stock Plan.......................
I    10.24  --   Lincare Holdings Inc. 1998 Stock Plan.......................
I    10.25  --   Lincare Holdings Inc. 2000 Stock Plan.......................
J    10.26       Lincare Holdings Inc. 2001 Stock Plan.......................
A    10.30  --   Lincare Inc. 401(k) Plan....................................
E    10.31  --   Employment Stock Purchase Plan..............................
E    10.40  --   Employment Agreement dated as of January 1, 1997 between
                 Lincare Holdings Inc. and John P. Byrnes....................
E    10.41  --   Employment Agreement dated as of June 1, 1997 between
                 Lincare Holdings Inc. and Paul G. Gabos.....................
I    10.43  --   Employment Agreement dated as of January 1, 1998 between
                 Lincare Holdings Inc. and Shawn S. Schabel..................
E    10.50  --   Form of Non-employee Director Stock Option Agreement........
E    10.51  --   Form of Non-qualified Stock Option Agreement................
C    10.52  --   Non-Qualified Stock Option Agreements dated as of January
                 23, 1995 between the Registrant and James M. Emanuel........
D    10.53  --   Non-Qualified Stock Option Agreements dated as of January
                 26, 1996 between the Registrant and John P. Byrnes..........
D    10.54  --   Non-Qualified Stock Option Agreements dated as of July 15,
                 1996 between the Registrant and John P. Byrnes..............
G    10.60  --   Three-Year Credit Agreement among Lincare Holdings Inc., as
                 Borrower, Certain Subsidiaries of Borrower from time to time party thereto, as Guarantors, the several Lenders from time to time party thereto and Bank of America, N.A., as Agent...
H    10.61  --   First Amendment to the Three-Year Credit Agreement dated
                 June 20, 2000...............................................
H    10.62  --   Second Amendment to the Three-Year Credit Agreement dated
                 August 21, 2000.............................................
H    10.70  --   Senior Secured Note Purchase Agreement among Lincare
                 Holdings Inc., as Borrower, and several note holders with
                 Bank of America, N.A., as Agent.............................

                                                                               SEQUENTIALLY
 EXHIBIT                                                                         NUMBERED
  NUMBER                                   EXHIBIT                                 PAGE
 -------                                   -------                             ------------
H    10.71  --   Form of Series A Note.......................................
H    10.72  --   Form of Series B Note.......................................
H    10.73  --   Form of Series C Note.......................................
B    22.10  --   List of Subsidiaries of Lincare Holdings Inc................

---------------

A Incorporate by reference to the corresponding exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-44672)
B Incorporate by reference to the Registrant's Form 10-K dated March 22, 1994. C Incorporate by reference to the Registrant's Form 10-K dated March 27, 1996. D Incorporate by reference to the Registrant's Form 10-K dated March 25, 1997. E Incorporate by reference to the Registrant's Form 10-K dated March 26, 1998.
F   Incorporate by reference to the Registrant's Form 10-Q dated August 12,
    1998.
G   Incorporate by reference to the Registrant's Form 10-Q dated November 12,
    1999.
H   Incorporate by reference to the Registrant's Form 10-Q dated November 13,
    2000.
I Incorporate by reference to the Registrant's Form 10-K dated March 29, 2001. J Incorporate by reference to the Registrant's Form 10-Q dated August 1, 2001.