Form 10-K
period 2001-12-31
LINCARE HOLDINGS INC
filed 2002-03-28
CIK 882235

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)




                         COMMISSION FILE NUMBER 0-19946

                             ---------------------

                             LINCARE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        51-0331330
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                       Identification Number)

               19387 US 19 NORTH                                      33764
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates of the registrant, based on the closing sale price of the common stock on January 31, 2002, as reported in the NASDAQ National Market System, was approximately $2,859,435,281.

     As of January 31, 2002, there were 107,746,262 outstanding shares of the registrant's common stock, par value $.01, which is the only class of capital stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders of Lincare Holdings Inc. which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Lincare Holdings Inc. is a Delaware corporation. Lincare Holdings Inc. together with its subsidiaries ("Lincare" or the "Company"), is one of the nation's largest providers of oxygen and other respiratory therapy services to patients in the home. The Company's customers typically suffer from chronic obstructive pulmonary disease ("COPD"), such as emphysema, chronic bronchitis or asthma, and require supplemental oxygen or other respiratory therapy services in order to alleviate the symptoms and discomfort of respiratory dysfunction. Lincare currently serves over 320,000 customers in 44 states through 564 operating centers.

THE HOME RESPIRATORY MARKET

     The Company estimates that the home respiratory therapy market (including home oxygen equipment and respiratory therapy services) represents approximately $4.5 billion in annual sales, with growth in services estimated at approximately 7% per year over the last five years. This growth reflects the significant increase in the number of persons afflicted with COPD, which is largely attributable to the increasing proportion of the U.S. population over the age of 65 years. Growth in the home respiratory market is further driven by the continued trend toward treatment of patients in the home as a lower cost alternative to the acute care setting.

BUSINESS STRATEGY

     The Company's strategy is to increase its market share through internal growth and strategic acquisitions. Lincare focuses primarily on growth in existing and nearby geographic markets, which the Company believes is generally more profitable than adding additional operating centers in distant markets. In addition, the Company expands into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when it believes such expansion will enhance its business. In 2001, Lincare acquired 18 local and regional competitors with operations in 12 states. These acquisitions expanded the Company's presence in two states where the Company did not previously operate as well as states where the Company had existing locations.

     Revenue growth is dependent upon the overall growth rate of the home respiratory care market and on the Company's ability to increase market share through effective marketing efforts and selective acquisition of local or regional competitors. Growing cost containment efforts by government and private insurance reimbursement programs have created an increasingly competitive environment, accelerating consolidation trends within the home health care industry.

     The Company will continue to concentrate on providing oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where it believes such services will enhance the Company's primary business. In 2001, oxygen and other respiratory therapy services accounted for approximately 88% of the Company's revenues.

PRODUCTS AND SERVICES OF LINCARE

     Lincare primarily provides oxygen and other respiratory therapy services to patients in the home. Lincare also provides a variety of home infusion therapies in certain geographic markets. When a patient is referred to one of the Company's operating centers by a physician, hospital discharge planner or other source, the Company's customer representative obtains the necessary medical and insurance coverage information and coordinates the delivery of patient care. The prescribed therapy is delivered by one of the Company's representatives to the customer's home, where instructions and training are provided to the customer and the customer's family regarding appropriate equipment use and maintenance and the prescribed therapy. Following the initial setup, Company representatives make periodic visits to the customer's home, the frequency of which is dictated by the type of therapy. All services and equipment provided by the Company are coordinated with the customer's physician. During the period that the Company provides services and equipment for a customer, the customer remains under the physician's care and medical supervision. The Company employs respiratory therapists, nurses and other qualified clinicians to perform certain training and other functions in connection with the Company's services. All clinicians are licensed where required by applicable law.

     Home Oxygen Equipment. The major types of oxygen delivery equipment are oxygen concentrators and liquid oxygen systems. Each method of delivery has different characteristics that make it more or less suitable to specific patient applications.

          Oxygen concentrators are stationary units that provide a continuous flow of oxygen by filtering ordinary room air. Concentrators are most commonly used by patients as their primary source of stationary oxygen. These systems are often supplemented with portable gaseous oxygen cylinders, to meet the ambulatory needs of the patient.

          Liquid oxygen systems are thermally insulated containers of liquid oxygen, generally consisting of a stationary unit and a portable unit, which are most commonly used by patients with significant ambulatory requirements.

     Other Respiratory Therapy Services. Other respiratory therapy services offered by the Company include the following:

          Nebulizers and associated respiratory medications provide aerosol therapy for patients suffering from COPD and asthma.

          Non-invasive ventilation provides nocturnal ventilatory support for neuromuscular and COPD patients. This therapy improves daytime function and decreases incidents of acute illness.

          Apnea monitors provide respiratory alarm systems for infants at risk for sudden infant death syndrome.

          Ventilators support respiratory function in severe cases of respiratory failure where the patient can no longer sustain the mechanics of breathing without the assistance of a machine.

          Continuous positive airway pressure devices maintain open airways in patients suffering from obstructive sleep apnea by providing airflow at prescribed pressures during sleep.

     Home Infusion Therapy. Lincare provides a variety of home infusion therapies in certain geographic markets. These therapies include:

          Parenteral nutrition involves the intravenous feeding of life-sustaining nutrients to patients with impaired or altered digestive tracts or conditions that prohibit adequate oral nutritional support.

          Intravenous antibiotic therapy is the infusion of anti-infective medications into the patient's bloodstream for the treatment of infectious diseases.

          Enteral nutrition is administered to patients who cannot eat as a result of an obstruction to the upper gastrointestinal tract or other medical condition.

          Chemotherapy is the administration of cytotoxic drugs to patients suffering from particular types of cancer.

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

     Each of the Company's 564 operating centers is managed by a center manager who has responsibility and accountability for the operating and financial performance of the center. Service and marketing functions are performed at the local operating level, while strategic development, financial control and operating policies are administered at the corporate level. Reporting mechanisms are in place at the operating center level to monitor performance and ensure field accountability.

     A team of area managers directly supervises individual operating center managers, serving as an additional mechanism for assessing and improving performance of the Company's operations. The Company's operating centers are served by regional billing centers which control all of the Company's billing and reimbursement functions.

     MIS Systems. The Company believes that the proprietary management information system developed by the Company is one of its key competitive advantages. The system provides management with critical information to measure and evaluate performance levels throughout the Company. Management reviews monthly reports including revenues and profitability by individual center, accounts receivable and cash collection performance, equipment controls and utilization, customer activity, and manpower trends. The Company has an in-house staff of computer programmers which enables the Company to continually enhance its computer systems in order to provide timely financial and operational information and to respond promptly to changes in reimbursement regulations and policies.

     Accounts Receivable Management. The Company derives a majority of its revenues from reimbursement by third party payors. The Company accepts assignment of insurance benefits from customers and, in most instances, invoices and collects payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. The following table sets forth, for the periods indicated, the Company's payor mix.

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
PAYORS                                                         2001     2000     1999
------                                                         -----    -----    -----
Medicare and Medicaid programs..............................     62%      61%      62%
Private insurance...........................................     30       30       29
Direct payment..............................................      8        9        9
                                                                ---      ---      ---
                                                                100%     100%     100%
                                                                ===      ===      ===

     Third party reimbursement is a complicated process which involves submission of claims to multiple payors, each having its own claims requirements. To operate effectively in this environment, the Company has designed and implemented proprietary computer systems to decrease the time required for the submission and processing of third party payor claims. The Company's systems are capable of tailoring the submission of claims to the specifications of individual payors. The Company's in-house management information system capability also enables it to adjust quickly to regulatory or reimbursement changes.

These features serve to decrease the processing time of claims by payors, resulting in a more rapid collection of accounts receivable. In addition, the Company is capable of submitting claims electronically to any Medicare carrier or other third party payor that processes electronic claims.

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

     Sales activities are generally carried out by the Company's full-time sales representatives located at the Company's local operating centers with assistance from the center managers. In addition to promoting the high quality of the Company's equipment and services, the sales representatives are trained to provide information concerning the advantages of home respiratory care. Sales representatives are often licensed respiratory therapists who are highly knowledgeable in the provision of supplemental oxygen and other respiratory therapies.

     The Company primarily acquires new customers through referrals. The Company's principal sources of referrals are physicians, hospital discharge planners, prepaid health plans, clinical case managers and nursing agencies. The Company's sales representatives maintain continual contact with these medical professionals in order to strengthen these relationships.

     The Company's referral sources recognize the Company's reputation for providing high-quality equipment and service to patients and provide a steady flow of customers. While the Company views its referral sources as fundamental to its business, no single referral source accounts for more than 1.0% of the Company's revenues. The Company has more than 320,000 active customers, and the loss of any single customer or group of customers would not materially impact the Company's business.

     The Company has received accreditation from the Community Health Accreditation Program.

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

ACQUISITIONS

     In 2001, the Company acquired, in unrelated acquisitions, certain operating assets of 18 local and regional competitors with operations in 12 states. These acquisitions resulted in the addition of 15 new operating centers.

     In 2000, the Company acquired, in unrelated acquisitions, certain operating assets of 15 local and regional competitors with operations in 16 states. These acquisitions resulted in the addition of 48 new operating centers.

QUALITY CONTROL

     The Company is committed to providing consistently high quality products and services. The Company's quality control procedures and training programs are designed to promote greater responsiveness and sensitivity to individual customer needs and to assure the highest level of quality and convenience to the customer and the referring physician. Licensed respiratory therapists, registered nurses and other clinicians provide professional health care support to customers and assist in the Company's sales and marketing efforts.

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

     Quality of service is the single most important competitive factor within the home respiratory care market. The relationships between a home respiratory care company and its customers and referral sources are highly personal. There is no incentive for either the physician or the patient to alter this relationship so long as the home respiratory care company is providing responsive, professional and high-quality service. Other key competitive factors are efficiency of reimbursement and accounts receivable management systems.

     Home respiratory care companies compete primarily on the basis of service since reimbursement levels are established by fee schedules promulgated by Medicare, Medicaid or by the individual determinations of private insurance companies. Furthermore, marketing efforts by home respiratory care companies are typically directed toward referral sources which generally do not share financial responsibility for the payment of services provided to customers.

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

     In December 2000, an approximately $35 billion Medicare "giveback" package was signed into law as part of H.R. 4577, the "Consolidated Appropriations Act, 2001." The appropriations act incorporated by reference the text of H.R. 5661, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"), which included reimbursement and other policy changes intended to mitigate the effects of reimbursement cuts contained in the Balanced Budget Act of 1997 (the "BBA"). Among other things, BIPA:

          (1) modified payments for durable medical equipment ("DME") items. For certain items provided in 2001, BIPA updates payments in two steps: for the period January 1, 2001 through June 30, 2001, DME payments remained the same as were in effect before enactment of BIPA, and for the period of July 1, 2001 through December 31, 2001, DME items received a CPI-U update of 3.5 percent increased by a "transitional allowance" of 3.28 percent. Under BIPA, the transitional allowance will not be taken into account in calculating payment amounts after 2001. No DME payment increase is authorized for 2002. The DME payment update specifically did not apply to oxygen and oxygen equipment.

          (2) required the U.S. General Accounting Office ("GAO") to study Medicare reimbursement for drugs and biologicals and for related services. The GAO issued its report to Congress, entitled "Medicare Payments for Covered Outpatient Drugs Exceed Providers' Cost", in September 2001. The GAO made recommendations designed to improve the accuracy of Medicare payments for drugs and related services, including establishing Medicare payment levels for prescription drugs and their delivery and administration that are more closely related to their costs, examining the benefits and risks of expanding the current competitive bidding demonstration projects for drugs covered under Medicare Part B, and instituting a process to monitor access to Medicare covered drugs to ensure that payment changes do not negatively affect access for particular drugs, for groups of beneficiaries, or in certain geographic areas. The government, acting through legislation or regulation, may implement some or all of the GAO's recommendations. The Company cannot predict whether the government will take any such action and, if so, what effect such action will have on the Company's ability to provide respiratory and infusion drugs and related services to Medicare beneficiaries in the future.

     Federal and state budgetary and other cost-containment pressures will continue to impact the home respiratory care industry. The Company cannot predict whether new federal and state budgetary proposals will be adopted or the effect, if any, such proposals would have on the Company's business.

GOVERNMENT REGULATION

     The federal government and all states in which the Company currently operates regulate various aspects of its business. In particular, the Company's operating centers are subject to federal laws covering the repackaging of drugs (including oxygen) and regulating interstate motor-carrier transportation. The Company's locations also are subject to state laws governing, among other things, pharmacies, nursing services, distribution of medical equipment and certain types of home health activities. Certain Company employees are subject to state laws and regulations governing the ethics and professional practice of respiratory therapy, pharmacy and nursing.

     As a health care supplier, Lincare is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by the Company for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to the legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

     Health care is an area of rapid regulatory change. Changes in the law and new interpretations of existing laws may affect permissible activities, the relative costs associated with doing business, and reimbursement amounts paid by federal, state and other third party payors. The Company cannot predict the future of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or possible changes in national health care policies. Future legislative and regulatory changes could have a material adverse impact on the Company.

EMPLOYEES

     As of January 31, 2002, the Company had approximately 6,100 employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that the relations between the Company's management and its employees are good.

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

AVAILABLE INFORMATION

     The Company files reports with the Securities and Exchange Commission ("SEC") as required by SEC rules and regulations on Form 10-Q, Form 10-K and the annual proxy statement. These reports are available to the public to read and copy at the SEC's Public Reference Room at 450 Fifth Street, N.W.,

Washington, D.C. 20549. The Company is an electronic filer with the SEC and these reports are also available through the SEC internet site
(http://www.sec.gov).

ITEM 2.  PROPERTIES

     All but one of the Company's 564 operating center locations are leased from unrelated third parties. Each operating center is a combination warehouse and office, with warehouse space generally comprising approximately 50% of the facility. Warehouse space is used for storage of adequate supplies of equipment necessary to conduct the Company's business. The Company also leases 25 separate billing centers from unrelated third parties. The Company owns its headquarters facility located in Clearwater, Florida.

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

     As a health care supplier, Lincare is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by the Company for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

     The Company is also involved in certain other claims and legal actions arising in the ordinary course of its business.

     The ultimate disposition of all such matters is not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

     In December 2001, the Company settled an investigation by the U.S. Attorneys' Office in Sacramento, California, without admitting any wrongdoing. The government's investigation, which commenced in July 1998, primarily focused on claims made by certain of the Company's California operating centers for reimbursement under Medicare for home oxygen and other therapies. As part of the settlement, Lincare paid the government $3.15 million and a Lincare subsidiary entered into a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market System under the symbol LNCR. The following table sets forth the high and low closing sale prices as reported by NASDAQ for the periods indicated.

                                                               HIGH     LOW
                                                              ------   ------
2001
First quarter...............................................  $29.50   $23.94
Second quarter..............................................   33.38    24.94
Third quarter...............................................   33.89    24.20
Fourth quarter..............................................   30.31    23.00
2000
First quarter...............................................  $19.50   $10.66
Second quarter..............................................   17.38    11.66
Third quarter...............................................   14.94    12.22
Fourth quarter..............................................   30.53    14.10

     There were approximately 221 holders of record of the common stock as of January 31, 2002.

     The Company has not paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of the Company's Board of Directors to retain all earnings in the Company in order to support the future growth of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below under the caption "Statements of Operations Data" for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, are derived from the consolidated financial statements of the Company audited by KPMG LLP, independent certified public accountants.

     The data set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

                                                YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------
                                    2001       2000       1999       1998       1997
                                  --------   --------   --------   --------   --------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenues....................  $812,442   $702,484   $581,786   $487,407   $443,181
Cost of goods and services......   123,406    112,949     89,592     76,367     65,932
Operating expenses..............   183,385    158,794    131,240    111,222     93,830
Selling, general and
  administrative expenses.......   167,269    147,699    128,345    107,691     90,225
Bad debt expense................    12,187     10,537      6,981      5,849      4,432
Depreciation expense............    54,699     47,960     41,178     34,430     27,603
Amortization expense............    21,119     19,495     15,954     12,745     14,229
Other charges(1)................    10,650         --         --         --         --
Non-recurring expense(2)........        --         --         --         --     15,557
                                  --------   --------   --------   --------   --------
Operating income................   239,727    205,050    168,496    139,103    131,373
Interest income.................       365      1,763        468        447        202
Interest expense................    16,013     18,019      5,940      1,177      1,161
Net gain/(loss) on disposal of
  property and equipment........       (71)         8       (277)      (113)       (93)
Realized loss on derivative
  financial instrument..........     6,004         --         --         --         --
                                  --------   --------   --------   --------   --------
Income before income taxes......   218,004    188,802    162,747    138,260    130,321
Income tax expense..............    83,060     71,934     62,007     52,954     50,173
                                  --------   --------   --------   --------   --------
Net income......................  $134,944   $116,868   $100,740   $ 85,306   $ 80,148
                                  ========   ========   ========   ========   ========
Income per common share:
  Basic.........................  $   1.26   $   1.10   $   0.89   $   0.74   $   0.71
                                  ========   ========   ========   ========   ========
  Diluted.......................  $   1.23   $   1.08   $   0.87   $   0.72   $   0.68
                                  ========   ========   ========   ========   ========
Weighted average number of
  common shares outstanding.....   107,439    106,174    113,884    115,984    113,674
                                  ========   ========   ========   ========   ========
Weighted average number of
  common shares and common share
  equivalents outstanding.......   110,071    108,302    115,978    118,870    117,310
                                  ========   ========   ========   ========   ========

---------------

(1) In 2001, the Company recorded other charges of $10,650,000 of which $4,150,000 was related to the settlement of an investigation by the U.S. Attorneys' Office in Sacramento, California, without any admission by the Company of wrongdoing, including a $1,000,000 reserve for related legal expenses. The remaining $6,500,000 of other charges related to the execution by the Company of employment agreements with 16 mid-level management employees as well as the modifying and extension of certain executive officer employment agreements.

(2) In 1997, the Company recorded a non-recurring expense of $15,557,000, of which $11,849,000 was related to the write down of impaired capital equipment and $3,708,000 was related to the write down of impaired intangible assets.

                                                   AT DECEMBER 31,
                                ------------------------------------------------------
                                  2001         2000       1999       1998       1997
                                --------     --------   --------   --------   --------
                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital...............  $ 74,217(a)  $ 84,475   $ 70,179   $ 49,078   $ 42,106
Total assets..................  1,071,064     877,595    716,824    582,639    440,388
Long-term obligations,
  excluding current
  installments................   125,775      204,024    159,000     22,258      4,602
Stockholders' equity..........   738,958      584,450    486,111    495,656    393,067

(a) Excluding borrowings under the Company's revolving credit agreement totaling $75,000,000, which are due and payable in 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company continues to pursue its strategy of increasing market share in existing and surrounding geographic markets through internal growth and selective acquisition of local and regional competitors. In addition, the Company will continue to expand into new geographic markets on a selective basis, either through acquisition or by opening new operating centers, when the Company believes it will enhance its business. The Company's focus remains primarily on oxygen and other respiratory therapy services, which represent approximately 88% of the Company's revenues.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements of the Company include accounts of all majority-owned subsidiaries. The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles.

Revenue Recognition

     The Company's revenues are recognized on an accrual basis in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be received from customers and third party payors. If the payment amount received differs from the net realizable amount, an adjustment is made to the net realizable amount in the period that these payment differences are determined. The Company reports revenues in its financial statements net of such adjustments. The Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Bad Debt Expense and Allowance for Uncollectible Accounts and Notes Receivable

     The Company's accounts and notes receivable are reported net of allowance for uncollectible accounts and notes receivable. The majority of the Company's accounts and notes receivable are due from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Third party reimbursement is a complicated process which involves submission of claims to multiple payors, each having its own claims requirements. In some cases, the ultimate collection of accounts and notes receivable subsequent to the service dates may not be known for several months. The Company records bad debt expense and the allowance for doubtful accounts based on a percentage of revenue. Various methods are used to evaluate the collectibility of accounts and notes receivable including current and historical cash collections, bad debt write-offs, and aging of accounts and notes receivable. The Company's proprietary management information systems are utilized to provide this data in order to assess bad debts. In the event that collection results of existing accounts and notes receivable are not consistent with historical experience, there may be a need to establish an additional allowance for doubtful accounts, which may materially impact the Company's financial position or results of operations.

Business Acquisition Accounting and Amortization Expense

     The Company's business strategy is to increase its market share through internal growth and strategic acquisitions. The Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", provide guidance on the application of generally accepted accounting principles for business acquisitions completed by the Company. The Company applies the purchase method of accounting for its business acquisitions. The Company uses available cash from operations and borrowings under the Company's revolving credit agreement as the consideration for business acquisitions. The Company allocates the purchase price of its business acquisitions based on the fair market value of identifiable tangible and intangible assets. The difference between the total cost of the acquisition and the sum of the fair values of acquired tangible and identifiable intangible assets less liabilities is recorded as goodwill. Until the end of 2001, goodwill was amortized over a period of 40 years. The assignment of a 40 year life was based on each acquisition's ability to generate sufficient operating results to support the recorded goodwill balance. In accordance with SFAS No. 142, the Company will cease to amortize approximately $684,771,000 of goodwill beginning January 1, 2002.

     The Company assesses the impairment of goodwill, intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, without limitation, (i) significant under-performance relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or the strategy for the Company's overall business; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a decline in the Company's stock price for a sustained period; and (vi) technological and regulatory changes.

     When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill may be impaired, the Company evaluates the ability to recover those assets. If those assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In accordance with SFAS No. 142, the Company is required to perform an initial impairment review of its goodwill in the first quarter of 2002.

Contingencies

     The Company is involved in certain claims and legal matters arising in the ordinary course of its business. The Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies", provides guidance on the application of generally accepted accounting principles related to contingencies. The Company evaluates and records liabilities for contingencies based on known claims and legal actions when it is probable a liability has been incurred and the liability can be reasonably estimated. The Company has concluded that its accrued liabilities related to contingencies are appropriate and in accordance with generally accepted accounting principles.

NET REVENUES

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2001       2000       1999
                                                        --------   --------   --------
                                                                (IN THOUSANDS)
Oxygen and other respiratory therapy..................  $715,123   $607,071   $521,870
Home medical equipment and other......................    97,319     95,413     59,916
                                                        --------   --------   --------
          Total.......................................  $812,442   $702,484   $581,786
                                                        ========   ========   ========

     Net revenues for the year ended December 31, 2001 increased by $109,958,000 (15.7%) over 2000. Net revenues for the year ended December 31, 2000 increased by $120,698,000 (or 20.8%) over 1999. The increases in net revenues are attributable to the Company's sales and marketing efforts that emphasize quality and customer service, and the effect of acquisitions completed by the Company.

COST OF GOODS AND SERVICES

     Cost of goods and services as a percentage of net revenues was 15.2% for the year ended December 31, 2001 and was 16.1% and 15.4% for the years ended December 31, 2000 and 1999, respectively. The decrease in cost of goods for the year ended December 31, 2001 was the result of the higher proportion of revenues attributable to oxygen and other respiratory therapy, which generally carry higher gross margins than other home medical equipment and supplies.

OPERATING AND OTHER EXPENSES

     The Company continues to maintain a cost structure that, with increased net revenues, has permitted the Company to spread its fixed operating expenses and overhead over a larger base of revenues, resulting in improvement in operating income. Operating expenses expressed as a percentage of net revenues was 22.6% for each of the years ended December 31, 2001, 2000 and 1999. Selling, general and administrative expenses expressed as a percentage of net revenues for the years ended December 31, 2001, 2000 and 1999 were 20.6%, 21.0% and 22.1%, respectively.

     Bad debt expense as a percentage of net revenues was 1.5% for the years ended December 31, 2001 and 2000 and 1.2% for the year ended December 31, 1999. Continued growth in the pace of the Company's acquisition program has contributed to the increase in the Company's bad debt expense. The integration of these acquired companies into the Company's regional billing and collections offices can temporarily disrupt collections, thus adversely impacting the amount of accounts receivable written off as uncollectible.

     Depreciation expense as a percentage of net revenues was 6.7% for the year ended December 31, 2001 compared with 6.8% and 7.1% for the years ended December 31, 2000 and 1999, respectively. The decrease in depreciation expense as a percentage of net revenues in 2001 and 2000 is attributable to reduced capital expenditures for respiratory assist devices resulting from changes in Medicare coverage guidelines on October 1, 1999.

AMORTIZATION EXPENSE

     In July 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 provides guidance regarding the initial recognition and measurement of goodwill and other intangible assets. In accordance with SFAS 141, goodwill resulting from business acquisitions completed after June 30, 2001 has not been amortized. For the six-month period ended December 31, 2001, $96,304,000 of the Company's goodwill was affected by the SFAS 141 provisions. Goodwill and other intangible assets resulting from business acquisitions before July 1, 2001 has been amortized through December 31, 2001. In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and certain intangible assets with indefinite lives no longer be amortized and instead be tested annually for impairment. The provisions of SFAS No. 142 apply to all business combinations completed after June 30, 2001. The Company adopted SFAS No. 142 effective January 1, 2002.

     During 2001, the Company amortized $21,119,000 of its intangible assets compared to $19,495,000 in 2000 and $15,954,000 in 1999. The increase in amortization expense in 2001 (including the effect of SFAS No. 141) is attributed to the amortization of intangible assets associated with business combinations in 2001.

     The Company's net intangible assets were $695,530,000 as of December 31, 2001. Of this total, $3,949,000 (consisting of the value assigned to customer lists) was being amortized over a period of three years, $6,810,000 (consisting of various covenants not to compete) over a period of one to five years and $684,771,000 (consisting of goodwill) over a period of 40 years.

OTHER CHARGES

     In 2001, the Company recorded other charges of $10,650,000 of which $4,150,000 was related to the settlement of an investigation by the U.S. Attorneys' Office in Sacramento, California, without any admission by the Company of wrongdoing, including a $1,000,000 reserve for related legal expenses. The remaining $6,500,000 of other charges related to the execution by the Company of employment agreements with 16 mid-level management employees as well as the modifying and extension of certain executive officer employment agreements.

OPERATING INCOME

     As shown in the table below, operating income for the year ended December 31, 2001 increased by $34,677,000 from 2000 and by $36,554,000 from 1999 for the year ended December 31, 2000.

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2001       2000       1999
                                                        --------   --------   --------
                                                                (IN THOUSANDS)
Operating income......................................  $239,727   $205,050   $168,496
Percentage of net revenues............................      29.5%      29.2%      29.0%

INTEREST EXPENSE

     Interest expense for the year ended December 31, 2001 was $16,013,000, compared to $18,019,000 and $5,940,000 for the years ended December 31, 2000 and 1999, respectively. The decrease in interest expense in 2001 is primarily attributable to reductions in amounts outstanding under the Company's revolving credit agreement and reductions in applicable interest rates. The increase in interest expense in 2000 was primarily attributable to additional borrowings utilized on the Company's revolving credit agreement in 2000 related to open market repurchases of approximately 13.4 million shares of its outstanding common stock.

REALIZED GAIN AND LOSS ON DERIVATIVE FINANCIAL INSTRUMENT

     In September 2000, the Company entered into an interest swap agreement whereby the interest rates on its $125,000,000 of senior secured notes were effectively converted to variable interest rates. In December 2000, the Company terminated the interest rate swap agreement prior to its maturity at a realized gain of $3,018,000. The gain was deferred and is being recognized over the maturity period of the senior secured notes.

     In addition, the Company entered into an interest rate collar transaction with an initial notional amount of $125,000,000. The collar had a floor and cap rate with a floating rate option based on three-month LIBOR. At December 31, 2000, the collar was recorded at a fair value by the Company for $1,961,000 in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for

Derivative Instruments and Hedging Activities". In 2001, the Company terminated the interest rate collar agreement prior to its maturity and paid $7,965,000 realizing a loss of $6,004,000.

INCOME TAXES

     The Company's effective income tax rate was 38.1% for the years ended December 31, 2001, 2000 and 1999.

ACQUISITIONS

     In 2001, the Company acquired, in unrelated acquisitions, certain operating assets of 18 local and regional competitors. The cost of these acquisitions was $173,021,000 and was allocated to acquired assets as follows: $2,114,000 to current assets, $4,978,000 to property and equipment, $6,330,000 to intangible assets and $159,599,000 to goodwill. These acquisitions resulted in the addition of 15 new operating centers.

     In 2000, the Company acquired, in unrelated acquisitions, certain operating assets of 15 local and regional competitors. The cost of these acquisitions was $162,387,000 and was allocated to acquired assets as follows: $7,318,000 to current assets, $6,562,000 to property and equipment, $6,142,000 to intangible assets, and $142,365,000 to goodwill. These acquisitions resulted in the addition of 48 new operating centers.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company's working capital, excluding current maturities of the revolving credit agreement totaling $75,000,000, was $74,217,000, as compared to $84,475,000 at December 31, 2000 and $70,179,000 at
December 31, 1999.

     Net cash provided by operating activities was $233,705,000 for the year ended December 31, 2001, compared with $215,029,000 for the year ended December 31, 2000 and $149,155,000 for the year ended December 31, 1999. A significant portion of the Company's assets consists of accounts receivables from third party payors that are responsible for payment for the equipment and services provided by the Company. The Company's net accounts receivable in terms of days sales outstanding was 60 days as of December 31, 2001 and 56 days as of December 31, 2000.

     Net cash used in investing and financing activities was $236,906,000, $215,527,000 and $150,556,000 for the years ended December 31, 2001, 2000 and
1999, respectively. Activity in the year ended December 31, 2001 included the Company's investment of $157,725,000 in business acquisitions, investment in capital equipment of $74,206,000, proceeds of $175,534,000 from its revolving credit agreement and other long-term obligations, and payments of $185,111,000 related to long-term obligations.

     As of December 31, 2001, the Company's principal sources of liquidity consisted of $159,500,000 available under its revolving credit agreement. The Company believes that internally generated funds, together with funds that may be borrowed under its revolving credit agreement will be sufficient to meet the Company's anticipated capital requirements and financial obligations. The Company believes that its credit standing provides it with adequate access to financial markets. The Company anticipates refinancing its $240,000,000 revolving credit agreement which is payable in 2002.

     On June 11, 1999, the Company's Board of Directors authorized the Company to repurchase up to $200,000,000 of its outstanding common stock. Purchases are made through open market or privately negotiated transactions, subject to market conditions and trading restrictions. As of December 31, 2001, $178,007,000 of common stock had been repurchased under this program. The total common stock held in treasury was $176,053,000 as of December 31, 2001.

     The Company's future liquidity will continue to be dependent upon its operating cash flow and management of accounts receivable. The Company does not expect any impact on liquidity due to pending litigation.

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that an entity account for business combinations using the purchase method and eliminates the pooling method. In addition, SFAS No. 141 provides guidance regarding the initial recognition and measurement of goodwill and other intangible assets. The Company adopted SFAS No. 141 on July 1, 2001. In accordance with SFAS No. 141, goodwill resulting from business acquisitions completed after June 30, 2001 has not been amortized. For the six-month period ended December 31, 2001, $96,304,000 of the Company's goodwill was affected by the SFAS No. 141 provisions. Goodwill and other intangible assets resulting from business acquisitions before July 1, 2001 have been amortized through December 31, 2001. SFAS No. 142 requires that goodwill and certain intangible assets with indefinite lives no longer be amortized and instead be tested annually for impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and subsequently, SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", after its adoption on January 1, 2002. The Company will adopt SFAS No. 142 in the first quarter of 2002.

     Upon adoption of SFAS No. 142, the Company is required to evaluate its existing goodwill and intangible assets and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption. For intangible assets determined to have indefinite lives, the Company will be required to test the assets for impairment in accordance with SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any transitional impairment loss will be measured as of January 1, 2002 and would be recognized as a cumulative effect of a change in accounting principle in the first interim period in the Company's statement of operations. Under SFAS No. 142, the Company is also required to evaluate goodwill for impairment as of January 1, 2002. To accomplish this, the Company must identify the operating center(s) ("reportable units") associated with the goodwill and determine the carrying value of these reportable units by assigning assets and liabilities (including the existing goodwill and intangible assets) to those reporting units as of January 1, 2002. The Company will then have six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the impairment test. The second step is required to be completed as soon as possible, but no later than December 31, 2002. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of operations. As of January 1, 2002, the Company expects to have $684,771,000 in unamortized goodwill and $3,949,000 in unamortized intangible assets. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. It is effective for fiscal years beginning after June 30, 2002. The Company does not believe the adoption of SFAS No. 143 will have any effect on its financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company will adopt SFAS No. 144 in the first quarter of 2002. The Company has not yet determined the effect SFAS No. 144 will have on its financial statements.

INFLATION

     The Company has not experienced large increases in either the cost of supplies or operating expenses due to inflation. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, the Company bears the risk that reimbursement rates set by such programs will not keep pace with inflation.

QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

     During September 1999 as part of the Company's stock repurchase program, the Company sold European Put Options ("Puts") on underlying shares of the Company's common stock. The Puts had a six-month maturity period and the Company was paid a $4,454,000 premium in advance which was accounted for as additional paid-in capital. The Company had the option to settle the Puts in cash or in shares of common stock. In March 2000, the Company amended the terms of the Puts to extend the maturity date of the Puts by two months. In connection with extending the maturity period of the Puts, the Company was paid an additional cash premium of $280,000. In May 2000, the Puts expired out-of-the-money with no obligation on the part of the Company.

     The fair value of the Company's revolving credit agreement and senior secured notes are subject to change as a result of changes in market prices or interest rates. The Company estimates potential changes in the fair value of interest rate sensitive financial instruments based on a hypothetical increase (or decrease) in interest rates. The Company's use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account anticipated operating and financial transactions.

     The following table sets forth the Company's estimated impact on the fair value of its long-term obligations plus the impact on earnings resulting from a 10% decrease in interest rates.

     Estimated fair value of financial instruments (in thousands):

                                                                         (ASSUMING 10%
                                                                  DECREASE IN INTEREST RATES)
                                                                -------------------------------
                                                                HYPOTHETICAL     HYPOTHETICAL
                               FACE     CARRYING                 CHANGE IN        CHANGE IN
                              AMOUNT     AMOUNT    FAIR VALUE    FAIR VALUE    INTEREST EXPENSE
                             --------   --------   ----------   ------------   ----------------
December 31, 2001:
  Three year revolving
     credit agreement......  $ 75,000   $ 75,000    $ 75,000       $    0          $  (240)
  Senior secured notes.....   125,000    125,000     126,931          435                0
December 31, 2000:
  Three year revolving
     credit agreement......  $ 78,000   $ 78,000    $ 78,000       $    0          $  (624)
  Senior secured notes.....   125,000    125,000     125,820          447                0
  Interest rate collar.....         0      1,961       1,961        1,717              635

FORWARD-LOOKING STATEMENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 20, 2002, under "Information Regarding the Board of Directors and Executive Officers" and is herein incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 20, 2002, under "Executive Compensation" and is herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 20, 2002, under "Security Ownership of Principal Stockholders and Management" and is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) (1) The following consolidated financial statements of Lincare Holdings Inc. and subsidiaries are filed as part of this Form 10-K starting at page F-1:

          Independent Auditors' Report

          Consolidated Balance Sheets -- December 31, 2001 and 2000

          Consolidated Statements of Operations -- Years ended December 31, 2001, 2000 and 1999.

        Consolidated Statements of Stockholders' Equity -- Years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows -- Years ended December 31, 2001, 2000 and 1999

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

         (3) Exhibits included or incorporated herein:

          See Exhibit Index.

     (b) The Company did not file a Current Report on Form 8-K during the three months ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed effective March 28, 2002 on its behalf by the undersigned, thereunto duly authorized.

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

                     SIGNATURE                                   POSITION                    DATE
                     ---------                                   --------                    ----

                /s/ JOHN P. BYRNES                      Director, President, Chief      March 28, 2002
---------------------------------------------------   Executive Officer and Principal
                  John P. Byrnes                             Executive Officer


                 /s/ PAUL G. GABOS                    Secretary, Chief Financial and    March 28, 2002
---------------------------------------------------    Principal Accounting Officer
                   Paul G. Gabos


                         *                                       Director               March 28, 2002
---------------------------------------------------
                 Chester B. Black


                         *                                       Director               March 28, 2002
---------------------------------------------------
                   Frank T. Cary


                         *                                       Director               March 28, 2002
---------------------------------------------------
              William F. Miller, III


                         *                                       Director               March 28, 2002
---------------------------------------------------
               Frank D. Byrne, M.D.


                                                                 Director
---------------------------------------------------
              Stuart H. Altman, Ph.D.


*By:                             /s/ JOHN P. BYRNES
      -----------------------------------------
                                   Attorney in fact

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Lincare Holdings Inc.:

     We have audited the consolidated financial statements of Lincare Holdings Inc. and subsidiaries as listed in the index on page 19. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in the index on page 19. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincare Holdings Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

St. Petersburg, Florida
February 8, 2002

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                 2001         2000
                                                              -----------   ---------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $       --    $  3,201
  Restricted cash...........................................       8,350          --
  Accounts and notes receivable (note 2)....................     143,840     116,838
  Income taxes receivable...................................          --       5,210
  Inventories...............................................       2,857       3,882
  Other.....................................................       6,185       7,121
                                                              ----------    --------
         Total current assets...............................     161,232     136,252
                                                              ----------    --------
Property and equipment (notes 3 and 4)......................     441,391     364,819
Less accumulated depreciation...............................     229,076     176,770
                                                              ----------    --------
         Net property and equipment.........................     212,315     188,049
                                                              ----------    --------
Other assets:
  Goodwill, less accumulated amortization of $64,539 in 2001
    and $48,644 in 2000.....................................     684,771     540,637
  Intangible assets, less accumulated amortization of
    $54,371 in 2001 and $49,819 in 2000.....................       3,949       8,501
  Covenants not to compete, less accumulated amortization of
    $13,346 in 2001 and $12,673 in 2000.....................       6,810       1,153
  Other.....................................................       1,987       3,003
                                                              ----------    --------
         Total other assets.................................     697,517     553,294
                                                              ----------    --------
                                                              $1,071,064    $877,595
                                                              ==========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations (note 5)....  $   97,489    $  6,328
  Accounts payable..........................................      29,946      19,812
  Accrued expenses:
    Compensation and benefits...............................      18,488      15,455
    Other...................................................      10,873      10,182
    Income taxes payable....................................       5,219          --
                                                              ----------    --------
         Total current liabilities..........................     162,015      51,777
                                                              ----------    --------
Long-term obligations, excluding current installments (note
  5)........................................................     125,775     204,024
Interest rate derivative financial instrument...............          --       1,961
Deferred income taxes (note 6)..............................      43,568      34,585
Minority interest...........................................         748         798
Stockholders' equity (notes 6, 7, and 8):
  Common stock, $.01 par value. Authorized 400,000,000
    shares; issued and outstanding: 121,040,314 and
    107,743,762 in 2001, 119,966,664 and 106,635,434 in
    2000....................................................       1,210       1,200
  Additional paid-in capital................................     194,164     175,402
  Retained earnings.........................................     719,637     584,693
  Less treasury stock, at cost: 13,259,000 shares in 2001
    and 13,331,230 shares in 2000...........................     176,053     176,845
                                                              ----------    --------
       Total stockholders' equity...........................     738,958     584,450
Commitments and contingencies (notes 4 and 14)
                                                              ----------    --------
                                                              $1,071,064    $877,595
                                                              ==========    ========

          See accompanying notes to consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues (note 9).......................................   $812,442      $702,484      $581,786
                                                               --------      --------      --------
Costs and expenses:
  Cost of goods and services................................    123,406       112,949        89,592
  Operating expenses........................................    183,385       158,794       131,240
  Selling, general and administrative expenses..............    167,269       147,699       128,345
  Bad debt expense..........................................     12,187        10,537         6,981
  Depreciation expense......................................     54,699        47,960        41,178
  Amortization expense......................................     21,119        19,495        15,954
  Other charges (note 13)...................................     10,650            --            --
                                                               --------      --------      --------
                                                                572,715       497,434       413,290
                                                               --------      --------      --------
          Operating income..................................    239,727       205,050       168,496
                                                               --------      --------      --------
Other income (expenses):
  Interest income...........................................        365         1,763           468
  Interest expense..........................................    (16,013)      (18,019)       (5,940)
  Net gain/(loss) on disposal of property and equipment.....        (71)            8          (277)
  Realized loss on derivative financial instrument (note
     5).....................................................     (6,004)           --            --
                                                               --------      --------      --------
                                                                (21,723)      (16,248)       (5,749)
                                                               --------      --------      --------
          Income before income taxes........................    218,004       188,802       162,747
Income tax expense (note 6).................................     83,060        71,934        62,007
                                                               --------      --------      --------
          Net income........................................   $134,944      $116,868      $100,740
                                                               ========      ========      ========
Income per common share (note 10):
  Basic.....................................................   $   1.26      $   1.10      $   0.89
                                                               ========      ========      ========
  Diluted...................................................   $   1.23      $   1.08      $   0.87
                                                               ========      ========      ========
Weighted average number of common shares outstanding........    107,439       106,174       113,884
                                                               ========      ========      ========
Weighted average number of common shares and common share
  equivalents outstanding...................................    110,071       108,302       115,978
                                                               ========      ========      ========

          See accompanying notes to consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                   ADDITIONAL                             TOTAL
                                          COMMON    PAID-IN     RETAINED   TREASURY   STOCKHOLDERS'
                                          STOCK     CAPITAL     EARNINGS    STOCK        EQUITY
                                          ------   ----------   --------   --------   -------------
                                                           (DOLLARS IN THOUSANDS)
Balances at December 31, 1998...........  $1,166    $128,245    $367,085   $    840     $495,656
Exercise of stock options (note 8)......      2        1,846          --         --        1,848
Proceeds from sale of put options (note
  7)....................................     --        4,454          --         --        4,454
Tax benefit related to exercise of
  employee stock options (notes 6 and
  8)....................................     --          612          --         --          612
Net income..............................     --           --     100,740         --      100,740
Treasury stock issued...................     --           --          --      1,061        1,061
Treasury stock acquired.................     --           --          --    118,260      118,260
                                          ------    --------    --------   --------     --------
Balances at December 31, 1999...........  1,168      135,157     467,825    118,039      486,111
Exercise of stock options (note 8)......     32       21,823          --         --       21,855
Proceeds from sale of put options (note
  7)....................................     --          280          --         --          280
Tax benefit related to exercise of
  employee stock options (notes 6 and
  8)....................................     --       18,142          --         --       18,142
Net income..............................     --           --     116,868         --      116,868
Treasury stock issued...................     --           --          --        941          941
Treasury stock acquired.................     --           --          --     59,747       59,747
                                          ------    --------    --------   --------     --------
Balances at December 31, 2000...........  1,200      175,402     584,693    176,845      584,450
Exercise of stock options (note 8)......     10       11,103          --         --       11,113
Tax benefit related to exercise of
  employee stock options (notes 6 and
  8)....................................     --        7,659          --         --        7,659
Net income..............................     --           --     134,944         --      134,944
Treasury stock issued...................     --           --          --        792          792
                                          ------    --------    --------   --------     --------
Balances at December 31, 2001...........  $1,210    $194,164    $719,637   $176,053     $738,958
                                          ======    ========    ========   ========     ========

          See accompanying notes to consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                               2001       2000        1999
                                                             --------   ---------   ---------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income...............................................  $134,944   $ 116,868   $ 100,740
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Increase in provision for losses on accounts and notes
       receivable..........................................    (3,969)     (1,390)     (6,260)
     Depreciation expense..................................    54,699      47,960      41,178
     Gain/loss on disposal of property and equipment.......        71          (8)        277
     Amortization expense..................................    21,119      19,495      15,954
     Amortization of imputed interest......................        --          --          15
     Amortization of interest swap contracts...............      (785)        (33)         --
     Realized loss on interest rate derivative (note 5)....     6,004          --          --
     Deferred income taxes.................................     8,983      13,092       8,539
     Minority interest in net earnings of subsidiary.......        86         137          83
     Change in operating assets and liabilities (net of
       effects of acquired businesses):
       Increase in accounts and notes receivable...........   (21,120)     (3,939)     (9,302)
       (Increase) decrease in inventories..................     1,205       1,685        (225)
       (Increase) decrease in other current assets.........       936      (5,456)     (1,435)
       Increase in accounts payable........................    10,134       2,901       1,430
       Increase (decrease) in accrued expenses.............     3,309       4,948        (167)
       (Increase) decrease in income taxes.................    18,089      18,769      (1,672)
                                                             --------   ---------   ---------
          Net cash provided by operating activities........   233,705     215,029     149,155
                                                             --------   ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of property and equipment.............       150         310         632
  Capital expenditures.....................................   (74,206)    (58,622)    (66,882)
  (Increase) decrease in other assets......................       648        (445)     (1,884)
  Business acquisitions, net of cash acquired (note 12)....  (149,375)   (150,326)    (73,426)
  Cash restricted for future payments......................    (8,350)         --          --
                                                             --------   ---------   ---------
          Net cash used by investing activities............  (231,133)   (209,083)   (141,560)
                                                             --------   ---------   ---------
Cash flows from financing activities:
  Proceeds from long-term obligations......................   175,534     314,018     273,000
  Payment of long-term obligations.........................  (185,111)   (283,663)   (170,879)
  Payment of interest rate derivative (note 5).............    (7,965)         --          --
  Decrease in minority interest............................      (136)       (128)       (220)
  Proceeds from issuance of common stock...................    11,113      21,855       1,848
  Proceeds from put options................................        --         280       4,454
  Proceeds from issuance of treasury stock.................       792         941       1,061
  Payment to acquire treasury stock........................        --     (59,747)   (118,260)
                                                             --------   ---------   ---------
          Net cash used by financing activities............    (5,773)     (6,444)     (8,996)
                                                             --------   ---------   ---------
          Net decrease in cash and cash equivalents........    (3,201)       (498)     (1,401)
Cash and cash equivalents, beginning of year...............     3,201       3,699       5,100
                                                             --------   ---------   ---------
Cash and cash equivalents, end of year.....................  $     --   $   3,201   $   3,699
                                                             ========   =========   =========

          See accompanying notes to consolidated financial statements.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A) DESCRIPTION OF BUSINESS

     Lincare Holdings Inc. and subsidiaries (the "Company") provides oxygen, respiratory therapy services, infusion therapy services and home medical equipment such as hospital beds, wheelchairs and other medical supplies to the home health care market. The Company's customers are located in 44 states. The Company's equipment and supplies are readily available and the Company is not dependent on a single supplier or even a few suppliers.

  (B) USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  (C) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Lincare Holdings Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years financial statements have been reclassified to conform to the current year presentation.

  (D) REVENUE RECOGNITION

     Revenues are recognized on an accrual basis in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be received from customers and third party payors. If the payment amount received differs from the net realizable amount, an adjustment is made to the net realizable amount in the period that these payment differences are determined. The Company reports revenues in its financial statements net of such adjustments. The Company records bad debt expense and the allowance for uncollectible accounts as a percentage of net revenues.

  (E) FINANCIAL INSTRUMENTS

     The Company believes the book value of its cash equivalents, accounts and notes receivable, income taxes receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature. The book value of the Company's revolving credit agreement and deferred acquisition obligations approximate their fair value as the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company. The fair value of the Company's senior secured notes are estimated based on the discounted value of the future cash flows expected to be paid over the maturity period of the notes. The estimated fair value of the senior secured notes at December 31, 2001 and 2000 was $126,931,000 and $125,820,000,
respectively.

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

  (H) OTHER ASSETS

     Goodwill results from the excess of cost over net assets of acquired businesses and until December 31, 2001 was amortized on a straight-line basis over 40 years.

     Intangible assets (customer base) are amortized on a straight-line basis over the estimated life of three years.

     Covenants not to compete are amortized on a straight-line basis over the life of the respective covenants, one to five years.

     The Company periodically evaluates the ability to recover goodwill and other intangible assets by utilizing an undiscounted cash flow from operating income test. In addition, the Company considers the effects of external changes to the Company's business environment, including competitive pressures, market changes and technological and regulatory changes. If goodwill and other intangible assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

  (J) PENSION PLAN

     The Company has a defined contribution pension plan covering substantially all employees. The Company makes monthly contributions to the plan equal to the amount accrued for pension expense. Employer contributions (net of applied forfeitures) were approximately $5,527,000 in 2001, $4,093,000 in 2000, and $3,537,000 in 1999.

  (K) STATEMENTS OF CASH FLOWS

     For purposes of the statements of cash flows, the Company considers all short-term investments with a purchased maturity of three months or less to be cash equivalents.

  (L) STOCK OPTIONS

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES
date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

  (M) SEGMENT INFORMATION

     The Company follows Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 utilizes the "management" approach for determining reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company maintains a decentralized approach to management of its local business operations. Decentralization of managerial decision-making enables the Company's operating centers to respond promptly and effectively to local market demands and opportunities. The Company provides home health care equipment and services through 564 operating centers in 44 states. The Company views each operating center as a distinct part of a single "operating segment," as each operating center provides the same products to customers. Management reporting and analysis occurs at an individual operating center level and senior management reviews statements of operation for each of the Company's operating centers on a monthly basis. As a result, all of the Company's operating centers are aggregated into one reportable segment.

  (N) NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that an entity account for business combinations using the purchase method and eliminates the pooling method. In addition, SFAS No. 141 provides guidance regarding the initial recognition and measurement of goodwill and other intangible assets. The Company adopted SFAS No. 141 on July 1, 2001. In accordance with SFAS No. 141, goodwill resulting from business acquisitions completed after June 30, 2001 has not been amortized. For the six-month period ended December 31, 2001, $96,304,000 of the Company's goodwill was affected by the SFAS No. 141 provisions. Goodwill and other intangible assets resulting from business acquisitions before July 1, 2001 have been amortized through December 31, 2001. SFAS No. 142 requires that goodwill and certain intangible assets with indefinite lives no longer be amortized and instead be tested annually for impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and subsequently, SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", after its adoption on January 1, 2002. The Company will adopt SFAS No. 142 in the first quarter of 2002.

     Upon adoption of SFAS No. 142, the Company is required to evaluate its existing goodwill and intangible assets and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141. For intangible assets determined to have indefinite lives, the Company will be required to test the assets for impairment in accordance with SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any transitional impairment loss will be measured as of January 1, 2002 and would be recognized as a cumulative effect of a change in accounting principle in the first interim period in the

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

Company's statement of operations. Under SFAS No. 142, the Company is also required to evaluate goodwill for impairment as of January 1, 2002. To accomplish this, the Company must identify the operating center(s) ("reportable units") associated with the goodwill and determine the carrying value of these reportable units by assigning assets and liabilities (including the existing goodwill and intangible assets) to those reporting units as of January 1, 2002. The Company will then have six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the impairment test. The second step is required to be completed as soon as possible, but no later than the December 31, 2002. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of operations. As of January 1, 2002, the Company expects to have $684,771,000 in unamortized goodwill and $3,949,000 in unamortized intangible assets. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. It is effective for fiscal years beginning after June 30, 2002. The Company does not believe the adoption of SFAS No. 143 will have any effect on its financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company will adopt SFAS No. 144 in the first quarter of 2002. The Company has not yet determined the effect SFAS No. 144 will have on its financial statements.

 (O) CONTINGENCIES

     The Company is involved in certain claims and legal matters arising in the ordinary course of its business. The Company uses Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", as guidance on the application of generally accepted accounting principles related to contingencies. The Company evaluates and records liabilities for contingencies based on known claims and legal actions when it is probable a liability has been incurred and the liability can be reasonably estimated.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

(2)  ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable at December 31, 2001 and 2000 consist of:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Trade.......................................................  $151,030   $126,069
Other.......................................................       254        258
                                                              --------   --------
                                                               151,284    126,327
Less allowance for uncollectible accounts...................     7,444      9,489
                                                              --------   --------
                                                              $143,840   $116,838
                                                              ========   ========

(3)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2001 and 2000 consist of:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Land and improvements.......................................  $  3,072   $  3,063
Building and improvements...................................    17,706      9,483
Equipment and furniture.....................................   420,613    352,273
                                                              --------   --------
                                                              $441,391   $364,819
                                                              ========   ========

     Rental equipment of approximately $324,327,000 in 2001 and $267,812,000 in 2000 is included with equipment and furniture.

(4)  LEASES

     The Company has several noncancelable operating leases, primarily for buildings, office equipment and vehicles, that expire over the next five years and provide renewal options. Operating lease expense was approximately $31,078,000 in 2001, $27,763,000 in 2000 and $24,118,000 in 1999.

     Future minimum lease payments under noncancelable operating leases as of December 31, 2001 are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
2002........................................................     $22,232
2003........................................................      13,382
2004........................................................       6,844
2005........................................................       3,181
2006........................................................         646
                                                                 -------
  Total minimum lease payments..............................     $46,285
                                                                 =======

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

(5)  LONG-TERM OBLIGATIONS

     Long-term obligations at December 31, 2001 and 2000 consist of:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Borrowings under three year revolving credit agreement
  bearing interest (3.2% at December 31, 2001) at the
  Interbank Offered Rate, adjusted for changes in reserve
  requirements, plus an applicable margin based upon the
  Company's consolidated leverage ratio (consolidated funded indebtedness to consolidated earnings before interest,
  taxes, depreciation and amortization) payable in 2002.....  $ 75,000   $ 78,000
Borrowings under senior secured notes bearing fixed interest maturing over three, four and five years: $30,000,000 at
  8.91% due 2003, $50,000,000 at 9.01% due 2004 and
  $45,000,000 at 9.11% due 2005 and proceeds from the sale
  of interest swap contracts................................   125,775    126,024
Unsecured, deferred acquisition obligations net of imputed
  interest, payable in various installments through 2002....    22,489      6,328
                                                              --------   --------
          Total long-term obligations.......................   223,264    210,352
          Less current installments.........................    97,489      6,328
                                                              --------   --------
          Long-term debt, excluding current installments....  $125,775   $204,024
                                                              ========   ========

     The Company's current revolving credit agreement with several lenders and Bank of America N.A. as agent, dated August 23, 1999, as amended, permits the Company to borrow amounts up to $240,000,000 on a three year revolving credit facility. The three year revolving credit facility contains a $20,000,000 letter of credit sub facility which reduces the principal amount available under the three year revolving credit facility by the amount of outstanding letters of credit. As of December 31, 2001, $5,500,000 was outstanding under the letter of credit sub facility. The revolving credit agreement has a termination date of August 22, 2002. Upon entering into the revolving credit agreement, an origination fee of $1,840,000 was paid and is being amortized over three years. Commitment fees on the unused portion of the facility (.425% at December 31, 2001) are based upon the Company's consolidated leverage ratio for the most recent four fiscal quarters. Interest accrued on the outstanding principal balance that is not termed for repayment is payable monthly. The revolving credit agreement contains several financial and other covenants and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc.

     The Company's $60,000,000 364-day revolving credit agreement expired on August 22, 2000 and was replaced on September 6, 2000 by $125,000,000 of senior secured notes offered through a private placement. The senior secured notes have a fixed interest rate and mature over three, four and five years: $30,000,000 at 8.91% due September 15, 2003, $50,000,000 at 9.01% due September 15, 2004 and
$45,000,000 at 9.11% due September 15, 2005. Upon entering into the senior secured note agreement, a placement fee of $893,000 was paid and is being amortized over the periods of the notes. The senior secured notes contain several financial and other covenants and are secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. On September 6, 2000, the Company entered into an interest swap agreement whereby the interest rate on its $125,000,000 of senior secured notes were effectively converted to variable interest rates. On December 14, 2000, the Company terminated the interest rate swap agreement prior to its maturity at a realized gain of $3,018,000. The gain was deferred and is being recognized over the maturity period of the senior secured notes.

     In addition, the Company entered into an interest rate collar transaction with an initial notional amount of $125,000,000. The collar had a floor and cap rate with a floating rate option based on three-

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES
month LIBOR. At December 31, 2000, the collar was recorded at a fair value by the Company for $1,961,000 in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". On November 27, 2001, the Company terminated the interest rate collar agreement prior to their maturity and paid $7,965,000 realizing a loss of $6,004,000.

     The aggregate maturities of long-term obligations for each of the five years subsequent to December 31, 2001 are as follows:

                                                               (IN THOUSANDS)
                                                               --------------
2002........................................................      $ 97,489
2003........................................................        30,492
2004........................................................        50,196
2005........................................................        45,087
2006........................................................            --
                                                                  --------
                                                                  $223,264
                                                                  ========

(6)  INCOME TAXES

     The tax effects of temporary differences that account for significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                               2001       2000
                                                              -------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Accrued expenses, principally due to deferral for income
     tax reporting purposes.................................  $(2,452)  $ (3,728)
  Intangible assets and covenants not to compete,
     principally due to differences in amortization.........  (10,565)    (8,713)
  Net operating loss carryforward...........................      (31)       (73)
                                                              -------   --------
          Total gross deferred tax assets...................  (13,048)   (12,514)
                                                              -------   --------
Deferred tax liabilities:
  Property and equipment, principally due to differences in
     depreciation...........................................   25,733     25,798
  Goodwill, principally due to differences in
     amortization...........................................   28,420     19,141
  Other.....................................................    1,373        755
                                                              -------   --------
          Total gross deferred tax liabilities..............   55,526     45,694
                                                              -------   --------
          Net deferred tax liability........................  $42,478   $ 33,180
                                                              =======   ========

     There is no valuation allowance for deferred tax assets. The Company expects that the results of future operations will generate sufficient taxable income to allow for the utilization of deferred tax assets.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

     Income tax expense attributable to operations consists of:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2001       2000      1999
                                                         -------   --------   -------
                                                                (IN THOUSANDS)
Current:
  Federal..............................................  $67,760   $ 55,345   $47,574
  State................................................    6,003      4,902     4,215
                                                         -------   --------   -------
          Total current................................   73,763     60,247    51,789
                                                         -------   --------   -------
Deferred:
  Federal..............................................    8,541     10,737     9,387
  State................................................      756        950       831
                                                         -------   --------   -------
          Total deferred...............................    9,297     11,687    10,218
                                                         -------   --------   -------
          Total income tax expense.....................  $83,060   $ 71,934   $62,007
                                                         =======   ========   =======
Total income tax expense allocation:
  Income from operations...............................  $83,060   $ 71,934   $62,007
  Stockholders' equity for compensation expense for tax
     purposes..........................................   (7,659)   (18,142)     (612)
                                                         -------   --------   -------
                                                         $75,401   $ 53,792   $61,395
                                                         =======   ========   =======

     Total income tax expense differs from the amounts computed by applying a U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Computed "expected" tax expense.........................  $76,302   $66,081   $56,961
State income taxes, net of federal income tax benefit...    4,393     3,804     3,280
Other...................................................    2,365     2,049     1,766
                                                          -------   -------   -------
  Total income tax expense..............................  $83,060   $71,934   $62,007
                                                          =======   =======   =======

(7)  STOCKHOLDERS' EQUITY

     The Company has 5,000,000 authorized shares of preferred stock, all of which are unissued. The Board of Directors has the authority to issue up to such number of shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications, limitations and restrictions thereof without any further vote or action by the stockholders but subject to restrictions imposed by the Company's revolving credit agreement and senior secured note agreement.

     During September 1999 as part of the Company's stock repurchase program, the Company sold European Put Options ("Puts") on underlying shares of the Company's common stock. The Puts had a six-month maturity period and the Company was paid a $4,454,000 premium in advance which was accounted for as additional paid-in capital. The Company had the option to settle the Puts in cash or in shares of common stock. In March 2000, the Company amended the terms of the Puts to extend the maturity date of the Puts by two months. In connection with extending the maturity period of the Puts, the Company was paid an additional cash premium of $280,000. In May 2000, the Puts expired out-of-the-money with no obligation on the part of the Company.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

(8)  STOCK OPTIONS

     The Company has seven stock option plans that provide for the grant of options to directors, officers and employees. To date, stock options have been granted with an exercise price equal to the stock's fair value at the date of grant. Stock options generally have ten-year terms and generally vest over four years.

     The Company has reserved a total of 11,895,072 shares of common stock for issuance under its Non-Qualified Stock Option Plan (the "Plan"). At December 31, 2001, there were options for 10,000 shares outstanding and no options available for issuance under the Plan. The Company has reserved a total of 6,400,000 shares of common stock for issuance under its 1991 Stock Plan (the "1991 Plan"). At December 31, 2001, there were options for 168,800 shares outstanding and no options available for issuance under the 1991 Plan. The Company has reserved a total of 2,000,000 shares of common stock for issuance under its 1994 Stock Plan (the "1994 Plan"). At December 31, 2001, there were options for 370,000 shares outstanding and no options available for issuance under the 1994 Plan. The Company has reserved a total of 4,000,000 shares of common stock for issuance under its 1996 Stock Plan (the "1996 Plan"). At December 31, 2001, there were options for 2,313,200 shares outstanding and no options available for issue under the 1996 Plan. The Company has reserved a total of 3,000,000 shares of common stock for issuance under its 1998 stock plan (the "1998 Plan"). At December 31, 2001, there were options for 2,587,350 shares outstanding and no options available for issue under the 1998 Plan. The Company has reserved a total of 2,000,000 shares of common stock for issuance under the 2000 Stock Plan (the "2000 Plan"). At December 31, 2001, there were options for 1,980,000 shares outstanding and options for 20,000 shares available for issuance under the 2000 Plan. The Company has reserved a total of 3,000,000 shares of common stock for issuance under the 2001 Stock Plan (the "2001 Plan"). At December 31, 2001, there were options for 2,532,000 shares outstanding and options for 468,000 shares available for issuance under the 2001 Plan.

     The per share weighted average fair value of stock options granted during 2001, 2000, and 1999 was $12.32, $8.35 and $8.81 on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions: 2001 -- expected dividend yield 0%, risk-free interest rate of 3.7%, expected life of 4 years, and volatility of 61.4%; 2000 -- expected dividend yield 0%, risk-free interest rate of 4.9%, expected life of 7 years, and volatility of 62.6%; 1999 -- expected dividend yield 0%, risk-free interest rate of 6.9%, expected life of 8 years, and volatility of 60.6%.

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES
its stock options under Statement of Financial Accounting Standards No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS,
                                                           EXCEPT PER SHARE DATA)
Net income:
  As reported........................................  $134,944   $116,868   $100,740
                                                       ========   ========   ========
  Pro forma..........................................  $118,513   $106,207   $ 93,103
                                                       ========   ========   ========
Income per common share:
  Basic -- as reported...............................  $   1.26   $   1.10   $   0.89
                                                       ========   ========   ========
  Diluted -- as reported.............................  $   1.23   $   1.08   $   0.87
                                                       ========   ========   ========
  Basic -- pro forma.................................  $   1.10   $   1.00   $   0.82
                                                       ========   ========   ========
  Diluted -- pro forma...............................  $   1.08   $   0.98   $   0.80
                                                       ========   ========   ========

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

     Information related to the plans is as follows:

                                                                              WEIGHTED
                                                              NUMBER OF       AVERAGE
                                                               OPTIONS     EXERCISE PRICE
                                                              ----------   --------------
Outstanding at December 31, 1998............................   8,077,600       $ 9.94
Exercised in 1999...........................................    (229,600)        8.20
Canceled in 1999............................................    (107,000)       14.40
Options issued in 1999......................................   1,362,000        12.25
                                                              ----------
Outstanding at December 31, 1999............................   9,103,000        10.28
Exercised in 2000...........................................  (3,047,000)        7.16
Canceled in 2000............................................    (150,000)       16.06
Options issued in 2000......................................   2,163,000        12.39
                                                              ----------
Outstanding at December 31, 2000............................   8,069,000        12.00
Exercised in 2001...........................................  (1,073,650)       10.37
Canceled in 2001............................................    (100,000)       16.71
Options issued in 2001......................................   3,066,000        25.59
                                                              ----------
Outstanding at December 31, 2001............................   9,961,350       $16.31
                                                              ==========

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

     At December 31, 2001, the range of exercise prices and weighted average remaining contractual life of outstanding options were as follows:

                                                                OPTIONS       WEIGHTED
                                                              OUTSTANDING      AVERAGE
                                                                 AS OF        REMAINING
                          RANGE OF                            DECEMBER 31,   CONTRACTUAL
                      EXERCISE PRICES                             2001          LIFE
                      ---------------                         ------------   -----------
$ 4.75-$12.25...............................................   3,388,000     4.7 years
$12.31-$17.81...............................................   3,507,350     5.9 years
$24.45-$26.99...............................................   3,066,000     8.2 years
                                                               ---------
$ 4.75-$26.99...............................................   9,961,350     6.2 years
                                                               =========

     At December 31, 2001, 2000 and 1999, the number of options exercisable was 3,028,350, 2,761,500 and 4,148,000, respectively, and the weighted average exercise price of those options was $11.05, $9.59 and $7.05, respectively.

     In connection with the exercise of certain stock options, the Company receives a tax deduction for the difference between the fair value of the common stock at the date of exercise and the exercise price. The related income tax benefit of approximately $7,659,000 in 2001, $18,142,000 in 2000 and $612,000 in
1999 has been recorded as a reduction of income taxes payable and an increase to additional paid-in capital.

(9)  NET REVENUES

     Included in the Company's net revenues is reimbursement from the federal government under Medicare, Medicaid and other federally funded programs, which aggregated approximately 62% in 2001, 61% in 2000, and 62% in 1999 of such net revenues.

     The following table sets forth for the periods indicated a summary of the Company's net revenues by source:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Oxygen and other respiratory therapy.................  $715,123   $607,071   $521,870
Home medical equipment and other.....................    97,319     95,413     59,916
                                                       --------   --------   --------
          Total......................................  $812,442   $702,484   $581,786
                                                       ========   ========   ========

(10)  INCOME PER COMMON SHARE

     Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in earnings, including stock options. When the exercise of stock options is anti-dilutive, they are excluded from the calculation. There were no anti-dilutive stock options excluded from the calculation at December 31, 2001 and 2000. At December 31, 1999, 689,500 shares of outstanding stock options (granted at $17.82 price) were anti-dilutive.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

     A reconciliation of the numerators and the denominators of the basic and diluted per common share computations is as follows:

                                                     INCOME         SHARES       PER SHARE
                                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                   -----------   -------------   ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2001
  Basic:
     Income available to common stockholders.....   $134,944        107,439        $1.26
                                                    ========        =======        =====
  Effect of dilutive securities:
     Stock options...............................         --          2,632
                                                    --------        -------
  Diluted:
     Income available to common stockholders and
       holders of dilutive securities............   $134,944        110,071        $1.23
                                                    ========        =======        =====
YEAR ENDED DECEMBER 31, 2000
  Basic:
     Income available to common stockholders.....   $116,868        106,174        $1.10
                                                    ========        =======        =====
  Effect of dilutive securities:
     Stock options...............................         --          2,128
                                                    --------        -------
  Diluted:
     Income available to common stockholders and
       holders of dilutive securities............   $116,868        108,302        $1.08
                                                    ========        =======        =====
YEAR ENDED DECEMBER 31, 1999
  Basic:
     Income available to common stockholders.....   $100,740        113,884        $0.89
                                                    ========        =======        =====
  Effect of dilutive securities:
     Stock options...............................         --          2,094
                                                    --------        -------
  Diluted:
     Income available to common stockholders and
       holders of dilutive securities............   $100,740        115,978        $0.87
                                                    ========        =======        =====

(11)  SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Cash paid for:
  Interest..............................................  $12,651   $14,434   $ 5,823
                                                          =======   =======   =======
  Income taxes..........................................  $55,847   $44,451   $53,461
                                                          =======   =======   =======

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

(12)  BUSINESS COMBINATIONS

     The Company's strategy is to increase its market share through internal growth and strategic acquisitions. Lincare focuses primarily on growth in existing and nearby geographic markets, which the Company believes is generally more profitable than adding additional operating centers in distant markets. In addition, the Company expands into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when it believes such expansion will enhance its business.

     During 2001, the Company acquired certain assets of 18 businesses in separate transactions. During 2000, the Company acquired certain assets of 15 businesses in separate transactions. Consideration for the acquisitions generally included cash, unsecured non-interest bearing obligations and the assumption of certain liabilities.

     None of the businesses acquired were related to the Company prior to acquisition. Each acquisition during 2001 and 2000 was accounted for as a purchase. The results of operations of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition. Each of the acquired companies conducted operations similar to that of the Company.

     The aggregate cost of the acquisitions described above was as follows:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Cash........................................................  $149,375   $150,326
Deferred acquisition obligations............................    22,863      9,261
Assumption of liabilities...................................       783      2,800
                                                              --------   --------
                                                              $173,021   $162,387
                                                              ========   ========

     The aggregate purchase price of the acquisitions described above was allocated as follows:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Current assets..............................................  $  2,114   $  7,318
Property and equipment......................................     4,978      6,562
Intangible assets...........................................     6,330      6,142
Goodwill....................................................   159,599    142,365
                                                              --------   --------
                                                              $173,021   $162,387
                                                              ========   ========

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The Company adopted SFAS No. 141 on July 1, 2001 and will adopt SFAS No. 142 in the first quarter of 2002 (see previous discussion in note (1)(n)).

     As of January 1, 2002, the Company expects to have $684,771,000 in unamortized goodwill and $3,949,000 in unamortized intangible assets. All the goodwill recorded for 2001 and 2000 was fully deductible for tax purposes. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

     The following unaudited pro forma supplemental information on the results of operations for the years ended December 31, 2001 and 2000 includes the acquisitions as if they had been combined at the beginning of 2000.

                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Net revenues................................................   $886,593     $816,194
                                                               ========     ========
Net income..................................................   $149,363     $138,992
                                                               ========     ========
Basic -- income per common share............................   $   1.39     $   1.31
                                                               ========     ========
Diluted -- income per common share..........................   $   1.36     $   1.28
                                                               ========     ========

     This unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been affected at the beginning of 2000 or of future results of operations of the combined companies.

(13)  OTHER CHARGES

     In 2001, the Company recorded other charges of $10,650,000 of which $4,150,000 was related to the settlement of an investigation by the U.S. Attorneys' Office in Sacramento, California, without any admission by the Company of wrongdoing, including a $1,000,000 reserve for related legal expenses. The remaining $6,500,000 of other charges related to the execution by the Company of employment agreements with 16 mid-level management employees as well as the modifying and extension of certain executive officer employment agreements.

(14)  CONTINGENCIES

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

     As a health care provider, Lincare is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by the Company for payment of services rendered to patients. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process (see note 13 above). Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

     The Company is also involved in certain other claims and legal actions in the ordinary course of its business.

     The ultimate disposition of all such matters is not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

(15)  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of quarterly financial results for the years ended December 31, 2001 and 2000:

                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001:
  Net revenues.............................  $191,661   $198,371   $206,780   $215,630
                                             ========   ========   ========   ========
  Operating income(1)......................  $ 57,101   $ 60,276   $ 64,729   $ 57,621
                                             ========   ========   ========   ========
  Net income(1)............................  $ 31,524   $ 35,326   $ 34,764   $ 33,330
                                             ========   ========   ========   ========
  Income per common share:
  Basic....................................  $   0.30   $   0.33   $   0.32   $   0.31
                                             ========   ========   ========   ========
  Diluted..................................  $   0.29   $   0.32   $   0.31   $   0.30
                                             ========   ========   ========   ========
2000:
  Net revenues.............................  $159,497   $167,621   $186,022   $189,344
                                             ========   ========   ========   ========
  Operating income.........................  $ 47,113   $ 48,956   $ 53,386   $ 55,595
                                             ========   ========   ========   ========
  Net income...............................  $ 27,136   $ 28,217   $ 29,671   $ 31,844
                                             ========   ========   ========   ========
  Income per common share:
  Basic....................................  $   0.25   $   0.26   $   0.28   $   0.30
                                             ========   ========   ========   ========
  Diluted..................................  $   0.25   $   0.26   $   0.28   $   0.30
                                             ========   ========   ========   ========

---------------

(1) The 2001 fourth quarter operating income included other charges of $10,650,000 ($6,592,000 after-tax) (see note 13).

                                                                   SCHEDULE VIII

                     LINCARE HOLDINGS INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                  BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                  BEGINNING    COSTS AND      OTHER                     END OF
DESCRIPTION                       OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                       ----------   ----------   ----------   ----------   ----------
                                                          (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
Deducted from asset accounts:
  Allowance for uncollectible
     accounts...................    $9,489      $12,187       $1,924(1)   $16,156(2)   $ 7,444
                                    ======      =======       ======      =======      =======
YEAR ENDED DECEMBER 31, 2000
Deducted from asset accounts:
  Allowance for uncollectible
     accounts...................    $4,897      $10,537       $5,816(1)   $11,761(2)   $ 9,489
                                    ======      =======       ======      =======      =======
YEAR ENDED DECEMBER 31, 1999
Deducted from asset accounts:
  Allowance for uncollectible
     accounts...................    $9,353      $ 6,981       $1,891(1)   $13,328(2)   $ 4,897
                                    ======      =======       ======      =======      =======

---------------

(1) To record allowance on business combinations

(2) To record write-offs

                               INDEX OF EXHIBITS

                                                                               SEQUENTIALLY
 EXHIBIT                                                                         NUMBERED
  NUMBER                                   EXHIBIT                                 PAGE
 -------                                   -------                             ------------
A    3.10   --   Amended and Restated Certificate of Incorporation of Lincare
                 Holdings Inc................................................
F    3.11   --   Certificate of Amendment to the Amended and Restated
                 Certificate of Incorporation of Lincare Holdings Inc........
A    3.20   --   Amended and Restated By-Laws of Lincare Holdings Inc........
A    10.20  --   Non-Qualified Stock Option Plan of Registrant...............
A    10.21  --   Lincare Holdings Inc. 1991 Stock Plan.......................
I    10.22  --   Lincare Holdings Inc. 1994 Stock Plan.......................
I    10.23  --   Lincare Holdings Inc. 1996 Stock Plan.......................
I    10.24  --   Lincare Holdings Inc. 1998 Stock Plan.......................
I    10.25  --   Lincare Holdings Inc. 2000 Stock Plan.......................
J    10.26       Lincare Holdings Inc. 2001 Stock Plan.......................
A    10.30  --   Lincare Inc. 401(k) Plan....................................
E    10.31  --   Employment Stock Purchase Plan..............................
E    10.40  --   Employment Agreement dated as of January 1, 1997 between
                 Lincare Holdings Inc. and John P. Byrnes....................
E    10.41  --   Employment Agreement dated as of June 1, 1997 between
                 Lincare Holdings Inc. and Paul G. Gabos.....................
I    10.43  --   Employment Agreement dated as of January 1, 1998 between
                 Lincare Holdings Inc. and Shawn S. Schabel..................
     10.44  --   Form of Executive Employment Agreement dated December 15,
                 2001........................................................
E    10.50  --   Form of Non-employee Director Stock Option Agreement........
E    10.51  --   Form of Non-qualified Stock Option Agreement................
C    10.52  --   Non-Qualified Stock Option Agreements dated as of January
                 23, 1995 between the Registrant and James M. Emanuel........
D    10.53  --   Non-Qualified Stock Option Agreements dated as of January
                 26, 1996 between the Registrant and John P. Byrnes..........
D    10.54  --   Non-Qualified Stock Option Agreements dated as of July 15,
                 1996 between the Registrant and John P. Byrnes..............
G    10.60  --   Three-Year Credit Agreement among Lincare Holdings Inc., as
                 Borrower, Certain Subsidiaries of Borrower from time to time party thereto, as Guarantors, the several Lenders from time to time party thereto and Bank of America, N.A., as Agent...
H    10.61  --   First Amendment to the Three-Year Credit Agreement dated
                 June 20, 2000...............................................
H    10.62  --   Second Amendment to the Three-Year Credit Agreement dated
                 August 21, 2000.............................................
     10.63  --   Third Amendment and waiver to Three-Year Credit Agreement
                 dated as of December 12, 2001...............................
H    10.70  --   Senior Secured Note Purchase Agreement among Lincare
                 Holdings Inc., as Borrower, and several note holders with
                 Bank of America, N.A., as Agent.............................

                                                                               SEQUENTIALLY
 EXHIBIT                                                                         NUMBERED
  NUMBER                                   EXHIBIT                                 PAGE
 -------                                   -------                             ------------
H    10.71  --   Form of Series A Note.......................................
H    10.72  --   Form of Series B Note.......................................
H    10.73  --   Form of Series C Note.......................................
     22.10  --   List of Subsidiaries of Lincare Holdings Inc................
     23.10  --   Consent of KPMG LLP.........................................
     99.0   --   Powers of Attorney..........................................

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