Form 10-Q
period 2002-03-31
LINCARE HOLDINGS INC
filed 2002-05-13
CIK 882235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

Commission File Number 0-19946

LINCARE HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0331330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19387 US 19 North Clearwater, FL	33764
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(727) 530-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002

Common Stock, $0.01 par value	107,546,114 shares

LINCARE HOLDINGS INC.

FORM 10-Q
For The Quarterly Period Ended March 31, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2002	December 31, 2001
	(In thousands)
Current assets:
Cash and cash equivalents	$—	$—
Restricted cash	8,350	8,350
Accounts and notes receivable	148,323	143,840
Inventories	3,051	2,857
Other	4,476	6,185

Total current assets	164,200	161,232

Property, plant and equipment	459,389	441,391
Less: accumulated depreciation	240,879	229,076

Net property and equipment	218,510	212,315

Other assets:
Goodwill	711,246	684,771
Intangible assets	—	3,949
Covenants not to compete	6,461	6,810
Other	1,680	1,987

Total other assets	719,387	697,517

Total assets	$1,102,097	$1,071,064

Current liabilities:
Current installments of long-term obligations	$64,283	$97,489
Accounts payable	28,874	29,946
Accrued expenses:
Compensation and benefits	12,752	18,488
Other	8,507	10,873
Income taxes payable	25,597	5,219

Total current liabilities	140,013	162,015

Long-term obligations, excluding current installments	125,713	125,775
Deferred income taxes	48,128	43,568
Minority interest	685	748
Stockholders’ equity:
Common stock	1,212	1,210
Additional paid-in capital	197,331	194,164
Retained earnings	764,828	719,637
Less: treasury stock	175,813	176,053

Total stockholders’ equity	787,558	738,958

Total liabilities and stockholders’ equity	$1,102,097	$1,071,064

See accompanying notes to condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended
	March 31, 2002	March 31, 2001
	(In thousands except share and per share data)
Net revenues	$228,521	$191,661

Costs and expenses:
Costs of goods and services	34,427	29,926
Operating expenses	51,406	43,509
Selling, general and administrative expenses	47,710	40,094
Bad debt expense	3,428	2,875
Depreciation expense	14,860	13,000
Amortization expense	419	5,156

	152,250	134,560

Operating income	76,271	57,101

Other income (expense):
Interest income	36	111
Interest expense	(3,748)	(4,089)
Net gain/(loss) on disposal of property and equipment	(22)	1
Unrealized loss on derivative financial instrument	—	(2,196)

	(3,734)	(6,173)

Income before income taxes	72,537	50,928
Income taxes	27,346	19,404

Net income	$45,191	$31,524

Basic—earnings per common share	$0.42	$0.30

Diluted—earnings per common share	$0.41	$0.29

Weighted average number of common shares outstanding	107,803,438	106,996,276

Weighted average number of common shares and common share equivalents outstanding	110,211,474	109,635,810

See accompanying notes to condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	March 31, 2002	March 31, 2001
	(In thousands)
Cash from operations	$74,596	$62,167
Investing activities:
Proceeds from sale of property and equipment	53	22
Capital expenditures	(19,896)	(17,253)
Decrease in other assets	246	155
Business acquisitions, net of cash acquired	(19,744)	(15,739)

	(39,341)	(32,815)

Financing activities:
Proceeds from long-term obligations	9,134	29,000
Payment of long-term obligations	(46,733)	(67,145)
Decrease in minority interest	(74)	(136)
Proceeds from issuance of common stock	2,178	6,952
Proceeds from issuance of treasury stock	240	—

	(35,255)	(31,329)

Decrease in cash	—	(1,977)
Cash and cash equivalents, beginning of period	—	3,201

Cash and cash equivalents, end of period	$—	$1,224

See accompanying notes to condensed consolidated financial statements.

LINCARE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2002, the condensed consolidated statements of operations for the three months ended March 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Lincare Holdings Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 2001 is derived from the Company’s audited balance sheet as of that date.

Note 2.    Business Combinations

During the three months ended March 31, 2002 the Company acquired, in unrelated acquisitions, certain assets of seven companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition.

The aggregate cost of these acquisitions was as follows:

(In thousands)
Cash	$19,744
Deferred acquisition obligations	4,965
Assumption of liabilities	126

$24,835

The aggregate purchase price was allocated as follows:
Current assets	$557
Property and equipment	1,234
Intangible assets	70
Goodwill	22,974

$24,835

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized. Under the requirements of SFAS No. 141, “Business Combinations” issued in July 2001, the criteria for recognizing intangible assets was changed. The Company reclassified $3,949,000 to goodwill from intangible assets (customer base) on January 1, 2002 based on the intangible assets no longer meeting the SFAS No.141 requirements. The total goodwill no longer being amortized at March 31, 2002, which includes the reclassified intangible assets and the year to date 2002 business combinations, was $711,246,000. For assets determined to have indefinite lives, the Company is required to test the assets for impairment in accordance with SFAS No. 142 within the first six months. For the purpose of testing goodwill for impairment, the Company has performed the test using a single reporting unit approach. Impairment is measured

LINCARE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any transitional impairment loss would be measured as of January 1, 2002 and would be recognized as a cumulative effect of a change in accounting principle in the first interim period in the Company’s statement of operations. In accordance with SFAS No. 142, the Company has performed impairment testing of its goodwill as of January 1, 2002 and no impairment is indicated. The following supplemental information for the three months ended March 31, 2002 and March 31, 2001 are provided to illustrate the effect of SFAS No. 141 and 142 on the results of operations.

	For The Three Months Ended March 31,
	2002	2001
	(In thousands except per share data)
Net income
As reported	$45,191	$31,524
Amortization of goodwill and intangible assets	—	3,117

Adjusted net income	$45,191	$34,641

Income per common share—basic
As reported	$.42	$.30
Amortization of goodwill and intangible assets	—	.03

Adjusted income per common share—basic	$.42	$.33

Income per common share—diluted
As reported	$.41	$.29
Amortization of goodwill and intangible assets	—	.03

Adjusted income per common share—diluted	$.41	$.32

Unaudited pro forma supplemental information on the results of operations for the three months ended March 31, 2002 and March 31, 2001 are provided below and reflect the acquisitions as if they had been combined at the beginning of each respective period. Effective with the adoption of SFAS 142 on January 1, 2002, the amortization of goodwill and certain intangible assets was discontinued.

	For The Three Months Ended March 31,
	2002	2001
	(In thousands except per share data)
Net revenues	$230,601	$195,668

Net income	$45,652	$32,411

Income per common share:
Basic	$0.42	$0.30

Diluted	$0.41	$0.30

The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective preceding periods or of future results of operations of the combined companies.

LINCARE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in earnings, including stock options. When the exercise of stock options is anti-dilutive, they are excluded from the calculation. There were no antidilutive stock options excluded from the calculation at March 31, 2002 and 2001.

A reconciliation of the numerators and the denominators of the basic and diluted per common share computations is as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share data)
THREE MONTHS ENDED MARCH 31, 2002
Basic:
Income available to common stockholders	$45,191	107,803	$0.42

Effect of dilutive securities:
Stock options	—	2,408

Diluted:
Income available to common stockholders and holders of dilutive securities	$45,191	110,211	$0.41

THREE MONTHS ENDED MARCH 31, 2001
Basic:
Income available to common stockholders	$31,524	106,996	$0.30

Effect of dilutive securities:
Stock options	—	2,640

Diluted:
Income available to common stockholders and holders of dilutive securities	$31,524	109,636	$0.29

LINCARE HOLDINGS INC.

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

Operating Results

The following table sets forth for the periods indicated a summary of the Company’s net revenues by source:

	For The Three Months Ended March 31,
	2002	2001
	(In thousands)
Oxygen and other respiratory therapy	$205,268	$166,803
Home medical equipment and other	23,253	24,858

Total	$228,521	$191,661

Net revenues for the three months ended March 31, 2002 increased by $36,860,000 (or 19.2%) compared with the three months ended March 31, 2001. The increases in net revenues are attributed to underlying growth in the market for the Company’s products, the Company’s sales and marketing efforts that emphasize quality and customer service, and the effects of business acquisitions completed by the Company. The Company increased its contribution to net revenues from oxygen and other respiratory therapy products to 89.8% from 87.0% of net revenues for the three months ended March 31, 2002, over the comparable three months ended March 31, 2001. During the three month period ended March 31, 2002, the Company reduced its exposure to lower margin non-respiratory product lines as compared with the prior year periods.

Costs of goods and services as a percentage of net revenues were 15.1% for the three months ended March 31, 2002 compared with 15.6% for the three months ended March 31, 2001. The decrease in costs of goods and services as expressed as a percentage of net revenues is attributed to the Company’s continued focus on home respiratory products while successfully eliminating lower margin non-respiratory product lines from acquired businesses.

The Company continues to maintain a cost structure that, with increases in net revenues, has permitted the Company to spread its fixed operating and overhead expenses over a larger base of revenues, resulting in improvement in operating income. Operating expenses expressed as a percentage of net revenues for the three month period ended March 31, 2002 and 2001 were 22.5% and 22.7%, respectively. Selling, general and administrative expenses as a percentage of net revenues were 20.9% for each of the periods ended March 31, 2002 and 2001.

Amortization expense for the three months ended March 31, 2002 was $419, 000 compared with $5,156,000 for the three months ended March 31, 2001. The decrease was the result of the Company’s adoption of SFAS No. 142.

Operating income for the three months ended March 31, 2002 increased to $76,271,000 compared with $57,101,000 for the three months ended March 31, 2001. The increases in operating income are attributable to the continued growth in net revenues, a favorable shift in product mix to higher margin products, control over operating costs, and the reduction in amortization expense attributable to the adoption of SFAS No. 142.

Liquidity And Capital Resources

Net cash provided from operating activities was $74,596,000 for the three months ended March 31, 2002 compared with $62,167,000 for the three months ended March 31, 2001.

Net cash used in investing and financing activities was $74,596,000 for the three months ended March 31, 2002. Activity during the three-month period ended March 31, 2002 included the Company’s investment of $19,744,000 in business acquisitions, investment in capital equipment of $19,896,000, proceeds of $9,134,000 from long-term obligations and payments of $46,733,000 related to long-term obligations.

As of March 31, 2002, the Company’s principal sources of liquidity consisted of $24,187,000 of working capital and $190,500,000 available under its bank credit facility. The Company’s three-year $240,000,000 revolving credit facility, scheduled to expire on August 22, 2002, was replaced on April 25, 2002 with a five-year $200,000,000 revolving credit facility. The Company believes that internally generated funds, together with funds that may be borrowed under its bank credit facility, will be sufficient to meet the Company’s anticipated capital requirements for the foreseeable future.

New Accounting Standards

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of” on January 1, 2002. SFAS No. 144, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The adoption of SFAS No. 144 did not have any material effect on its financial statements.

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

In December 2000, the “Consolidated Appropriations Act, 2001” (H.R. 4577) was signed into law. The appropriations act incorporated by reference the text of H.R. 5661, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), which included certain Medicare reimbursement and other policy changes. Among other things, BIPA required the U.S. General Accounting Office (“GAO”) to study Medicare reimbursement for drugs and biologicals and for related services. The GAO issued its report to Congress, entitled “Medicare Payments for Covered Outpatient Drugs Exceed Providers’ Cost”, in September 2001. The GAO made recommendations designed to improve the accuracy of Medicare payment for drugs and related services, including establishing Medicare payment levels for prescription drugs and their delivery and administration that are more closely related to their costs, examining the benefits and risks of expanding the current competitive bidding demonstration projects for drugs covered under Medicare Part B, and instituting a process to monitor access to Medicare covered drugs to ensure that payment changes do not negatively affect access for particular drugs, for groups of beneficiaries, or in certain geographic areas. The government, acting through legislation or regulation, may implement some or all of the GAO’s recommendations. The Company cannot predict whether the government will take any such action and, if so, what effect such action will have on the Company’s ability to provide respiratory and infusion drugs and related services to Medicare beneficiaries in the future.

The President’s fiscal year 2003 budget includes a proposal to change reimbursement for prescription drugs covered under Medicare Part B. The budget also contains a proposal to adopt a national competitive bidding payment system for durable medical equipment, including home oxygen equipment. The Company cannot predict whether any of the proposals outlined in the President’s budget will be adopted by Congress and become law.

Federal and state budgetary and other cost-containment pressures will continue to impact the home respiratory care industry. The Company cannot predict whether new federal and state budgetary proposals will be adopted or the effect, if any, such proposals would have on the Company’s business.

Item 3.     Quantitative and Qualitative Disclosure Regarding Market Risk

The Company had no derivative securities as of March 31, 2002. The Company is exposed to changes in interest rates as a result of its bank credit agreement which is based on the London Interbank Offered Rate. A 10% increase in interest rates related to the Company’s bank credit facility would not have a material effect on the Company’s earnings over the next fiscal year or the bank credit agreement’s fair value.

The fair value of the Company’s long-term obligations are subject to change as a result of changes in interest rates. The Company estimates potential changes in the fair value of interest rate sensitive financial instruments based on a hypothetical decrease (or increase) in interest rates. The Company’s use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account anticipated operating and financial transactions.

The following table sets forth the Company’s estimated impact on the fair value of its long-term obligations and the impact on earnings resulting from a hypothetical 10% decrease in interest rates.

Estimated fair value of financial instruments (in thousands):

				(Assuming 10% Decrease in Interest Rates)
	Face Amount	Carrying Amount	Fair Value	Hypothetical Change in Fair Value	Hypothetical Change in Annual Interest Expense
March 31, 2002:
Revolving bank credit agreement	$44,000	$44,000	$44,000	$0	$(132)
Senior secured notes	125,000	125,000	126,888	434	0

December 31, 2001:
Revolving bank credit agreement	$75,000	$75,000	$75,000	$0	$(240)
Senior secured notes	125,000	125,000	126,931	435	0

Forward Looking Statements

Statements contained herein that are not based on historical facts are forward-looking statements that are based on projections and estimates regarding the economy in general, the health care industry and other factors which impact the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. The estimates relate to reimbursement by government and third party payors for the Company’s products, the costs associated with government regulation of the health care industry and the effects of competition and industry consolidation. In some cases, forward-looking statements that involve risks and uncertainties contain terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or variations of these terms or other comparable terminology.

Key factors that have an impact on the Company’s ability to attain these estimates include potential reductions in reimbursement rates by government and third party payors, changes in reimbursement policies, demand for the Company’s products and services, the availability of appropriate acquisition candidates and the Company’s ability to successfully complete acquisitions, efficient operations of the Company’s existing and future operating facilities, regulation and/or regulatory action affecting the Company or its business, economic and competitive conditions and access to borrowed and/or equity capital on favorable terms.

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

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, the Company receives inquiries from various government agencies requesting patient records and other documents. It has been Lincare’s policy to cooperate with all such requests for information. The government has not instituted any proceedings or served Lincare with any complaints as a result of these inquiries.

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

Items 2-5.     Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits included or incorporated herein: See Exhibit Index.

(b)	The Company did not file a Current Report on Form 8-K during the three months ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.

Registrant
/s/ PAUL G. GABOS

Paul G. Gabos
Secretary, Chief Financial Officer
and Principal Accounting Officer

May 13, 2002

INDEX OF EXHIBITS
Exhibit Number		Exhibit	Sequentially Numbered Page
3.10	(A)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.
3.11	(E)	Certificate of Amendment to the Amended and Restated
Certificate of Incorporation of Lincare Holdings Inc.
3.20	(A)	Amended and Restated By-Laws of Lincare Holdings Inc.
10.20	(A)	Non-Qualified Stock Option Plan of Registrant
10.21	(A)	Lincare Holdings Inc. 1991 Stock Plan
10.22	(G)	Lincare Holdings Inc. 1994 Stock Plan
10.23	(G)	Lincare Holdings Inc. 1996 Stock Plan
10.24	(G)	Lincare Holdings Inc. 1998 Stock Plan
10.25	(G)	Lincare Holdings Inc. 2000 Stock Plan
10.26	(H)	Lincare Holdings Inc. 2001 Stock Plan
10.30		Lincare Inc. 401(k) Plan
10.31	(D)	Employment Stock Purchase Plan
10.40	(I)	Form of Executive Employment Agreement dated December 15, 2001
10.50	(D)	Form of Non-employee Director Stock Option Agreement
10.51	(D)	Form of Non-qualified Stock Option Agreement
10.52	(B)	Non-Qualified Stock Option Agreements dated as of January 23, 1995 between the Registrant and James M. Emanuel
10.53	(C)	Non-Qualified Stock Option Agreements dated as of January 26, 1996 between the Registrant and John P. Byrnes
10.54	(C)	Non-Qualified Stock Option Agreements dated as of July 15, 1996 between the Registrant and John P. Byrnes
10.60		Amended and Restated Credit Agreement dated as of April 25, 2002
10.70	(F)	Senior Secured Note Purchase Agreement among Lincare Holdings Inc., as Borrower, and several note holders with Bank of America, N.A., as Agent
10.71	(F)	Form of Series A Note
10.72	(F)	Form of Series B Note
10.73	(F)	Form of Series C Note

(A)	Incorporate by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-44672)
(B)	Incorporate by reference to the Registrant’s Form 10-K dated March 27, 1996.
(C)	Incorporate by reference to the Registrant’s Form 10-K dated March 25, 1997.
(D)	Incorporate by reference to the Registrant’s Form 10-K dated March 26, 1998.
(E)	Incorporate by reference to the Registrant’s Form 10-Q dated August 12, 1998.
(F)	Incorporate by reference to the Registrant’s Form 10-Q dated November 13, 2000.
(G)	Incorporate by reference to the Registrant’s Form 10-K dated March 29, 2001.
(H)	Incorporate by reference to the Registrant’s Form 10-Q dated August 1, 2001.
(I)	Incorporate by reference to the Registrant’s Form 10-K dated March 28, 2002.