Form 10-Q
period 2002-06-30
LINCARE HOLDINGS INC
filed 2002-08-13
CIK 882235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002

Common Stock, $0.01 par value	106,320,762 shares

LINCARE HOLDINGS INC.

FORM 10-Q
For The Quarterly Period Ended June 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001
	(In thousands)
Current assets:
Cash and cash equivalents	$0	$0
Restricted cash	15,350	8,350
Accounts and notes receivable	144,499	143,840
Inventories	2,825	2,857
Other	3,649	6,185

Total current assets	166,323	161,232

Property, plant and equipment	478,529	441,391
Less: accumulated depreciation	253,038	229,076

Net property and equipment	225,491	212,315

Other assets:
Goodwill	729,160	684,771
Intangible assets	0	3,949
Covenants not to compete	6,072	6,810
Other	3,134	1,987

Total other assets	738,366	697,517

Total assets	$1,130,180	$1,071,064

Current liabilities:
Current installments of long-term obligations	$20,036	$97,489
Accounts payable	28,834	29,946
Accrued expenses:
Compensation and benefits	16,599	18,488
Other	11,280	10,873
Income taxes payable	10,475	5,219

Total current liabilities	87,224	162,015

Long-term obligations, excluding current installments	175,650	125,775
Deferred income taxes	51,571	43,568
Minority interest	703	748
Stockholders’ equity:
Common stock	1,214	1,210
Additional paid-in capital	200,031	194,164
Retained earnings	811,318	719,637
Less: treasury stock	197,531	176,053

Total stockholders’ equity	815,032	738,958

Total liabilities and stockholders’ equity	$1,130,180	$1,071,064

See accompanying notes to condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(In thousands except share and per share data)
Net revenues	$234,445	$198,371	$462,976	$390,032

Costs and expenses:
Costs of goods and services	35,426	30,183	69,853	60,109
Operating expenses	52,537	45,002	103,943	88,511
Selling, general and administrative expenses	48,975	41,224	96,685	81,318
Bad debt expense	3,516	2,976	6,944	5,851
Depreciation expense	15,475	13,395	30,335	26,395
Amortization expense	414	5,315	833	10,471

	156,343	138,095	308,593	272,655

Operating income	78,112	60,276	154,383	117,377

Other income (expense):
Interest income	46	108	82	219
Interest expense	(3,508)	(3,851)	(7,256)	(7,940)
Net loss on disposal of property and equipment	(26)	(23)	(48)	(22)
Unrealized gain/(loss) on derivative financial instrument	0	561	0	(1,635)

	(3,488)	(3,205)	(7,222)	(9,378)

Income before income taxes	74,624	57,071	147,161	107,999
Income taxes	28,134	21,745	55,480	41,149

Net income	$46,490	$35,326	$91,681	$66,850

Basic earnings per common share	$0.43	$0.33	$0.85	$0.62

Diluted earnings per common share	$0.42	$0.32	$0.83	$0.61

Weighted average number of common shares outstanding	107,411,536	107,372,430	107,609,223	107,185,392

Weighted average number of common shares and common share equivalents outstanding	110,257,529	110,056,314	110,241,392	109,847,081

See accompanying notes to condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	June 30, 2002	June 30, 2001
	(In thousands)
Cash from operations	$138,553	$123,530
Investing activities:
Proceeds from sale of property and equipment	100	42
Capital expenditures	(42,169)	(36,655)
(Increase) decrease in other assets	(1,261)	275
Business acquisitions, net of cash acquired	(35,835)	(57,123)
Increase in cash restricted for future business acquisitions	(7,000)	0

	(86,165)	(93,461)

Financing activities:
Proceeds from long-term obligations	109,268	51,267
Payment of long-term obligations	(143,992)	(94,014)
Decrease in minority interest	(98)	(136)
Proceeds from issuance of common stock	3,912	9,972
Proceeds from issuance of treasury stock	513	375
Payment to acquire treasury stock	(21,991)	0

	(52,388)	(32,536)

Decrease in cash	0	(2,467)
Cash and cash equivalents, beginning of period	0	3,201

Cash and cash equivalents, end of period	$0	$734

See accompanying notes to condensed consolidated financial statements.

LINCARE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2002, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Lincare Holdings Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 2001 is derived from the Company’s audited balance sheet as of that date.

Note 2.    Business Combinations

During the six months ended June 30, 2002, the Company acquired, in unrelated acquisitions, certain assets of 12 companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition.

The aggregate cost of these acquisitions was as follows:

(In thousands)
Cash	$35,835
Deferred acquisition obligations	8,195
Assumption of liabilities	248

$44,278

The aggregate purchase price was allocated as follows:

Current assets	$1,588
Property and equipment	1,491
Intangible assets	95
Goodwill	41,104

$44,278

Unaudited pro forma supplemental information on the results of operations for the six months ended June 30, 2002 and June 30, 2001 are provided below and reflect the acquisitions as if they had been combined at the beginning of each respective period. Effective with the adoption of SFAS 142 (see below) on January 1, 2002, the amortization of goodwill and certain intangible assets was discontinued.

	For The Six Months Ended June 30,
	2002	2001
	(In thousands except per share data)
Net revenues	$470,792	$405,213

Net income	$93,452	$70,258

Income per common share:
Basic	$0.87	$0.66

Diluted	$0.85	$0.64

LINCARE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective preceding periods or of future results of operations of the combined companies.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized. Under the requirements of SFAS No. 141, “Business Combinations” issued in July 2001, the criteria for recognizing intangible assets was changed. The Company reclassified $3,949,000 to goodwill from intangible assets (customer base) on January 1, 2002 based on the intangible assets no longer meeting the SFAS No.141 requirements. The total goodwill no longer being amortized at June 30, 2002, which includes the reclassified intangible assets and the year to date 2002 business combinations, was $729,160,000.

For assets determined to have indefinite lives, the Company is required to test the assets for impairment in accordance with SFAS No. 142. For the purpose of testing goodwill for impairment, the Company has performed the test using a single reporting unit approach. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any transitional impairment loss would be measured as of January 1, 2002 and would be recognized as a cumulative effect of a change in accounting principle in the first interim period in the Company’s statement of operations. In accordance with SFAS No. 142, the Company has performed impairment testing of its goodwill as of January 1, 2002 and no impairment is indicated.

The following supplemental information for the six months ended June 30, 2002 and June 30, 2001 are provided to illustrate the effect of SFAS No. 141 and 142 on the results of operations.

	For The Six Months Ended June 30,
	2002	2001
	(In thousands except per share data)
Net income
As reported	$91,681	$66,850
Amortization of goodwill and intangible assets	0	6,335

Adjusted net income	$91,681	$73,185

Income per common share—basic
As reported	$0.85	$0.62
Amortization of goodwill and intangible assets	0.06

Adjusted income per common share—basic	$0.85	$0.68

Income per common share—diluted
As reported	$0.83	$0.61
Amortization of goodwill and intangible assets	0.06

Adjusted income per common share—diluted	$0.83	$0.67

LINCARE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in earnings, including stock options. When the exercise of stock options is anti-dilutive, they are excluded from the calculation. There were no antidilutive stock options excluded from the calculation at June 30, 2002 and 2001.

A reconciliation of the numerators and the denominators of the basic and diluted income per common share computations is as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share data)
SIX MONTHS ENDED JUNE 30, 2002
Basic:
Income available to common stockholders	$91,681	107,609	$0.85

Effect of dilutive securities:
Stock options	0	2,632

Diluted:
Income available to common stockholders and holders of dilutive securities	$91,681	110,241	$0.83

SIX MONTHS ENDED JUNE 30, 2001
Basic:
Income available to common stockholders	$66,850	107,185	$0.62

Effect of dilutive securities:
Stock options	0	2,662

Diluted:
Income available to common stockholders and holders of dilutive securities	$66,850	109,847	$0.61

LINCARE HOLDINGS INC.

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

Operating Results

The following table sets forth for the periods indicated a summary of the Company’s net revenues by source:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Oxygen and other respiratory therapy	$211,235	$173,812	$416,503	$340,611
Home medical equipment and other	23,220	24,559	46,473	49,421

Total	$234,455	$198,371	$462,976	$390,032

Net revenues for the three months ended June 30, 2002 increased by $36,084,000 (or 18.2%) compared with the three months ended June 30, 2001, and for the six months ended June 30, 2002 increased $72,944,000 (or 18.7%) compared with the six months ended June 30, 2001. The increases in net revenues are attributed to underlying growth in the market for the Company’s products, the Company’s sales and marketing efforts that emphasize quality and customer service, and the effects of business acquisitions completed by the Company. The Company increased its contribution to net revenues from oxygen and other respiratory therapy products of net revenues for the three and six months ended June 30, 2002, over the comparable three and six month periods ended June 30, 2001. During the three and six month period ended June 30, 2002, the Company reduced its exposure to lower margin non-respiratory product lines as compared with the prior year periods.

Costs of goods and services as a percentage of net revenues were 15.1% for the three and six months ended June 30, 2002 compared with 15.2% and 15.4% for the three and six months ended June 30, 2001. The decrease in costs of goods and services as expressed as a percentage of net revenues is attributed to the Company’s continued focus on home respiratory products while successfully eliminating lower margin non-respiratory product lines from acquired businesses.

The Company continues to maintain a cost structure that, with increases in net revenues, has permitted the Company to spread its fixed operating and overhead expenses over a larger base of revenues, resulting in improvement in operating income. Operating expenses expressed as a percentage of net revenues for the three and six month periods ended June 30, 2002 were 22.4% and 22.5% as compared to the three and six month periods ended June 30, 2001 which were 22.7%. Selling, general and administrative expenses as a percentage of net revenues were 20.9% for the three and six month periods ended June 30, 2002 as compared to the three and six month periods ended June 30, 2001 which were 20.8%.

Amortization expense for the three and six months ended June 30, 2002 was $414,000 and $833,000 as compared with $5,315,000 and $10,471,000 for the three and six months ended June 30, 2001. The decrease was the result of the Company’s adoption of SFAS No. 142 (see Note 2).

Operating income for the three and six months ended June 30, 2002 increased to $78,112,000 and $154,383,000, respectively, compared with $60,276,000 and $117,377,000 for the three and six months ended June 30, 2001. The increases in operating income are attributable to the continued growth in net revenues, a favorable shift in product mix to higher margin products, control over operating costs, and the reduction in amortization expense attributable to the adoption of SFAS No. 142.

Liquidity And Capital Resources

Net cash provided from operating activities was $138,553,000 for the six months ended June 30, 2002 compared with $123,530,000 for the six months ended June 30, 2001.

Net cash used in investing and financing activities was $138,553,000 for the six months ended June 30, 2002. Activity during the six-month period ended June 30, 2002 included the Company’s investment of $42,835,000 in business acquisitions, investment in capital equipment of $42,169,000, proceeds of $109,268,000 from long-term obligations and payments of $143,992,000 related to long-term obligations.

As of June 30, 2002, the Company’s principal sources of liquidity consisted of $79,099,000 of working capital and $144,440,000 available under its bank credit facility. The Company believes that internally generated funds, together with funds that may be borrowed under its bank credit facility, will be sufficient to meet the Company’s anticipated capital requirements for the foreseeable future.

On June 11, 1999, the Company’s Board of Directors authorized the Company to repurchase up to $200,000,000 of its outstanding common stock. As of June 30, 2002, the Company had fully completed the repurchase of common stock authorized under the program. On May 21, 2002, the Company’s Board of Directors authorized the Company to repurchase up to $100,000,000 of its outstanding common stock. Purchases are made through open market or privately negotiated transactions,subject to market conditions and trading restrictions. As of June 30, 2002, no common stock had been repurchased under this program. The total common stock held in treasury was $ 197,531,000 as of June 30, 2002.

New Accounting Standards

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” which clarifies the criteria under which extinguishment of debt can be considered as extraordinary and rescinds the related SFAS Nos. 4 and 64 in addition to SFAS No. 44 and also makes technical corrections to other Statements of Financial Standards. The Company does not believe the adoption of SFAS No. 145, in 2003, will have any effect on its financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and can be measured at fair value and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)”. The Company does not believe the adoption of SFAS No. 146 will have any effect on its financial statements.

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

In December 2000, the “Consolidated Appropriations Act, 2001” (H.R. 4577) was signed into law. The appropriations act incorporated by reference the text of H.R. 5661, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), which included certain Medicare reimbursement and other policy changes. Among other things, BIPA required the U.S. General Accounting Office (“GAO”) to study Medicare reimbursement for drugs and biologicals and for related services. The GAO issued its report to Congress, entitled “Medicare Payments for Covered Outpatient Drugs Exceed Providers’ Cost,” in September 2001. The GAO made recommendations designed to improve the accuracy of Medicare payment for drugs and related services, including establishing Medicare payment levels for prescription drugs and their delivery and administration that are more closely related to their costs, examining the benefits and risks of expanding the current competitive bidding demonstration projects for drugs covered under Medicare Part B, and instituting a process to monitor access to Medicare covered drugs to ensure that payment changes do not negatively affect access for particular drugs for groups of beneficiaries or in certain geographic areas. The government, acting through legislation or regulation, may implement some or all of the GAO’s recommendations. The Company cannot predict whether the government will take any such action and, if so, what effect such action will have on the Company’s ability to provide respiratory and infusion drugs and related services to Medicare beneficiaries in the future.

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

Item 3.     Quantitative and Qualitative Disclosure Regarding Market Risk

The Company had no derivative securities as of June 30, 2002. The Company is exposed to changes in interest rates as a result of its revolving bank credit facility which is based on the London Interbank Offered Rate. A 10% increase in interest rates related to the Company’s revolving bank credit facility would not have a material effect on the Company’s earnings over the next fiscal year or the revolving bank credit facility’s fair value.

The fair value of the Company’s revolving bank credit facility and senior secured notes are subject to change as a result of changes in interest rates. The Company estimates potential changes in the fair value of interest rate sensitive financial instruments based on a hypothetical decrease (or increase) in interest rates. The Company’s use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account anticipated operating and financial transactions.

The following table sets forth the Company’s estimated impact on the fair value of its long-term obligations and the impact on earnings resulting from a hypothetical 10% decrease in interest rates.

Estimated fair value of financial instruments (in thousands):

				(Assuming 10% Decrease in Interest Rates)
	Face Amount	Carrying Amount	Fair Value	Hypothetical Change in Fair Value	Hypothetical Change in Annual Interest Expense
June 30, 2002:
Revolving bank credit facility	$50,000	$50,000	$50,000	$0	$(150)
Senior secured notes	125,000	125,000	128,146	449	0

December 31, 2001:
Revolving bank credit facility	$75,000	$75,000	$75,000	$0	$(240)
Senior secured notes	125,000	125,000	126,931	435	0

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

Items 2-3.     Not Applicable.

Item 4.     Submission of Matters to a Vote of the Security Holders

The Annual Meeting of Shareholders of the Company was held on May 20, 2002. The following matters were voted on at the Annual Meeting, with the number of votes cast for, against or withheld, as applicable in each case, indicated next to each such matter.

1.    Election of Directors

	For	Withheld
J.P. Byrnes	85,553,568	14,330,341
S.H. Altman, Ph.D	99,502,825	381,084
C.B. Black	99,514,444	369,465
F.T. Cary	99,458,671	425,238
W.F. Miller, III	99,515,414	368,495
F.D. Byrne, M.D	98,807,078	1,076,831

2.    Ratification of selection of KPMG LLP as the Company’s independent accountants for the fiscal year ending December 31, 2002:

For: 98,830,936	Against: 1,023,052	Abstain: 29,921

3.    Approval of the amendment to the Company’s 2001 Stock Plan:

For: 90,722,412	Against: 8,794,305	Abstain: 367,192

Item 5.     Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits included or incorporated herein: See Exhibit Index.

(b)	The Company did not file a Current Report on Form 8-K during the three months ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.

Registrant
/s/ PAUL G. GABOS

Paul G. Gabos
Secretary, Chief Financial Officer
and Principal Accounting Officer

August 13, 2002

INDEX OF EXHIBITS
Exhibit Number		Exhibit	Sequentially Numbered Page
3.10	(A)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.
3.11	(C)	Certificate of Amendment to the Amended and Restated
Certificate of Incorporation of Lincare Holdings Inc.
3.20		Amended and Restated By-Laws of Lincare Holdings Inc.
10.20	(A)	Non-Qualified Stock Option Plan of Registrant
10.21	(A)	Lincare Holdings Inc. 1991 Stock Plan
10.22	(E)	Lincare Holdings Inc. 1994 Stock Plan
10.23	(E)	Lincare Holdings Inc. 1996 Stock Plan
10.24	(E)	Lincare Holdings Inc. 1998 Stock Plan
10.25	(E)	Lincare Holdings Inc. 2000 Stock Plan
10.26	(F)	Lincare Holdings Inc. 2001 Stock Plan
10.30	(H)	Lincare Inc. 401(k) Plan
10.31	(B)	Employment Stock Purchase Plan
10.40	(G)	Form of Executive Employment Agreement dated December 15, 2001
10.50	(B)	Form of Non-employee Director Stock Option Agreement
10.51	(B)	Form of Non-qualified Stock Option Agreement
10.60	(H)	Amended and Restated Credit Agreement dated as of April 25, 2002
10.70	(D)	Senior Secured Note Purchase Agreement among Lincare Holdings Inc., as Borrower, and several note holders with Bank of America, N.A., as Agent
10.71	(D)	Form of Series A Note
10.72	(D)	Form of Series B Note
10.73	(D)	Form of Series C Note
99.1		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-44672)
(B)	Incorporated by reference to the Registrant’s Form 10-K dated March 26, 1998.
(C)	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.
(D)	Incorporated by reference to the Registrant’s Form 10-Q dated November 13, 2000.
(E)	Incorporated by reference to the Registrant’s Form 10-K dated March 29, 2001.
(F)	Incorporated by reference to the Registrant’s Form 10-Q dated August 1, 2001.
(G)	Incorporated by reference to the Registrant’s Form 10-K dated March 28, 2002.
(H)	Incorporated by reference to the Registrant’s Form 10-Q dated May 13, 2002.