Form 10-Q
period 2002-09-30
LINCARE HOLDINGS INC
filed 2002-11-15
CIK 882235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2002

Common Stock, $0.01 par value	105,706,812 shares

LINCARE HOLDINGS INC.

FORM 10-Q
For The Quarterly Period Ended September 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2002	December 31, 2001
Current assets:
Cash and cash equivalents	$888	$0
Restricted cash	4,175	8,350
Accounts and notes receivable	145,391	143,840
Inventories	2,898	2,857
Other	3,853	6,185

Total current assets	157,205	161,232

Property and equipment	496,167	441,391
Less: accumulated depreciation	(265,861)	(229,076)

Net property and equipment	230,306	212,315

Other assets:
Goodwill	755,248	684,771
Intangible assets	0	3,949
Covenants not to compete	5,707	6,810
Other	3,006	1,987

Total other assets	763,961	697,517

Total assets	$1,151,472	$1,071,064

Current liabilities:
Current installments of long-term obligations	$49,949	$97,489
Accounts payable	26,743	29,946
Accrued expenses:
Compensation and benefits	12,359	18,488
Other	9,325	10,873
Income taxes payable	12,931	5,219

Total current liabilities	111,307	162,015

Long-term obligations, excluding current installments	143,588	125,775
Deferred income taxes	59,122	43,568
Minority interest	724	748
Stockholders’ equity:
Common stock	1,215	1,210
Additional paid-in capital	202,969	194,164
Retained earnings	859,774	719,637
Less: treasury stock	(227,227)	(176,053)

Total stockholders’ equity	836,731	738,958

Total liabilities and stockholders’ equity	$1,151,472	$1,071,064

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net revenues	$244,174	$206,780	$707,150	$596,812

Costs and expenses:
Costs of goods and services	36,806	31,038	106,659	91,147
Operating expenses	54,716	46,525	158,659	135,036
Selling, general and administrative expenses	51,154	42,315	147,839	123,633
Bad debt expense	3,663	3,101	10,607	8,952
Depreciation expense	16,210	13,815	46,545	40,210
Amortization expense	415	5,257	1,248	15,728

	162,964	142,051	471,557	414,706

Operating income	81,210	64,729	235,593	182,106

Other income (expense):
Interest income	39	94	121	313
Interest expense	(3,415)	(3,968)	(10,671)	(11,908)
Net loss on disposal of property and equipment	(57)	(23)	(105)	(45)
Unrealized loss on derivative financial instrument	0	(4,670)	0	(6,305)

	(3,433)	(8,567)	(10,655)	(17,945)

Income before income taxes	77,777	56,162	224,938	164,161
Income taxes	29,321	21,398	84,801	62,547

Net income	$48,456	$34,764	$140,137	$101,614

Basic earnings per common share	$0.45	$0.32	$1.31	$0.95

Diluted earnings per common share	$0.44	$0.31	$1.27	$0.92

Weighted average number of common shares outstanding	106,621,843	107,658,856	107,282,987	107,345,181

Weighted average number of common shares and common share equivalents outstanding	109,601,256	110,366,857	110,030,756	110,022,308

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Nine Months Ended
	September 30, 2002	September 30, 2001
Cash from operations	$205,499	$177,140

Investing activities:
Proceeds from sale of property and equipment	217	136
Capital expenditures	(62,129)	(52,793)
(Increase) decrease in other assets	(1,134)	498
Business acquisitions, net of cash acquired	(56,887)	(65,120)

	(119,933)	(117,279)

Financing activities:
Proceeds from long-term obligations	124,402	52,000
Payment of long-term obligations	(163,303)	(125,735)
Decrease in minority interest	(98)	(137)
Proceeds from issuance of common stock	5,495	10,748
Proceeds from issuance of treasury stock	788	596
Payment to acquire treasury stock	(51,962)	0

	(84,678)	(62,528)

Increase (decrease) in cash	888	(2,667)
Cash and cash equivalents, beginning of period	0	3,201

Cash and cash equivalents, end of period	$888	$534

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Lincare Holdings Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 2001 is derived from the Company’s audited balance sheet as of that date.

Note 2.    Business Combinations

Lincare routinely acquires the business and related assets of local and regional competitors as an ongoing strategy to increase share within its respective markets. Lincare arrives at a negotiated purchase price taking into account such factors including, but not limited to, the acquired company’s historical and projected revenue growth, operating cash flow, product mix, payor mix, service reputation, and geographical location.

During the nine months ended September 30, 2002, the Company acquired, in unrelated acquisitions, certain assets of 22 companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition.

The aggregate cost of these acquisitions was as follows:

(In thousands)
Cash	$56,887
Deferred acquisition obligations	14,907
Assumption of liabilities	315

$72,109

The aggregate purchase price was allocated as follows:

Current assets	$1,728
Property and equipment	2,731
Intangible assets	145
Goodwill	67,505

$72,109

Unaudited pro forma supplemental information on the results of operations for the nine months ended September 30, 2002 and September 30, 2001 are provided below and reflect the acquisitions as if they had been combined at the beginning of each respective period. Effective with the adoption of SFAS 142 (see below) on January 1, 2002, the amortization of goodwill and certain intangible assets was discontinued.

LINCARE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For The Nine Months Ended September 30,
	2002	2001
	(In thousands except per share data)
Net revenues	$725,594	$631,261

Net income	$144,247	$109,297

Income per common share:
Basic	$1.34	$1.02

Diluted	$1.31	$0.99

The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective preceding periods or of future results of operations of the combined companies.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized. Under the requirements of SFAS No. 141, “Business Combinations” issued in July 2001, the criteria for recognizing intangible assets was changed. The Company reclassified $3,949,000 to goodwill from intangible assets (customer base) on January 1, 2002 based on the intangible assets no longer meeting the SFAS No.141 requirements. The total goodwill no longer being amortized at September 30, 2002, which includes the reclassified intangible assets and the year to date 2002 business combinations, was $755,248,000.

For assets determined to have indefinite lives, the Company is required to test the assets for impairment in accordance with SFAS No. 142. The Company performed impairment testing of its goodwill as of January 1, 2002 by using a single reporting unit approach and no impairment was indicated. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any transitional impairment loss would have been measured as of January 1, 2002 and recognized as a cumulative effect of a change in accounting principle in the first interim period in the Company’s statement of operations.

The following supplemental information for the nine months ended September 30, 2002 and September 30, 2001 are provided to illustrate the effect of SFAS No. 141 and 142 on the results of operations.

LINCARE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For The Nine Months Ended September 30,
	2002	2001
	(In thousands except per share data)
Net income
As reported	$140,137	$101,614
Amortization of goodwill and certain intangible assets	0	9,516

Adjusted net income	$140,137	$111,130

Income per common share—basic
As reported	$1.31	$0.95
Amortization of goodwill and certain intangible assets	0.09

Adjusted income per common share—basic	$1.31	$1.04

Income per common share—diluted
As reported	$1.27	$0.92
Amortization of goodwill and certain intangible assets	0.09

Adjusted income per common share—diluted	$1.27	$1.01

Note 3.    Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in earnings, including stock options. When the exercise of stock options is anti-dilutive, they are excluded from the calculation. There were no anti-dilutive stock options excluded from the calculation at September 30, 2002 and 2001.

A reconciliation of the numerators and the denominators of the basic and diluted income per common share computations is as follows:
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share data)
NINE MONTHS ENDED SEPTEMBER 30, 2002
Basic:
Income available to common stockholders	$140,137	107,283	$1.31

Effect of dilutive securities:
Stock options	0	2,748

Diluted:
Income available to common stockholders and holders of dilutive securities	$140,137	110,031	$1.27

NINE MONTHS ENDED SEPTEMBER 30, 2001
Basic:
Income available to common stockholders	$101,614	107,345	$0.95

Effect of dilutive securities:
Stock options	0	2,677

Diluted:
Income available to common stockholders and holders of dilutive securities	$101,614	110,022	$0.92

LINCARE HOLDINGS INC.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

Operating Results

The following table sets forth for the periods indicated a summary of the Company’s net revenues by source:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Oxygen and other respiratory therapy	$220,944	$182,747	$637,447	$523,358
Home medical equipment and other	23,230	24,033	69,703	73,454

Total	$244,174	$206,780	$707,150	$596,812

Net revenues for the three months ended September 30, 2002 increased by $37,394,000 (or 18.1%) compared with the three months ended September 30, 2001, and for the nine months ended September 30, 2002 increased $110,338,000 (or 18.5%) compared with the nine months ended September 30, 2001. The increases in net revenues are attributed to underlying growth in the market for the Company’s products, increased market share primarily resulting from the Company’s sales and marketing efforts that emphasize quality and customer service, and the effects of business acquisitions completed by the Company.

The contribution of oxygen and other respiratory therapy products to the Company’s net revenues increased during the three and nine months ended September 30, 2002, over the comparable three and nine month periods ended September 30, 2001. During the three and nine month periods ended September 30, 2002, lower margin non-respiratory product lines contributed less to net revenues as compared with the prior year periods. The Company will continue to concentrate on providing oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where it believes such services will enhance the Company’s primary respiratory business.

Costs of goods and services as a percentage of net revenues were 15.1% for the three and nine months ended September 30, 2002 compared with 15.0% and 15.3% for the three and nine months ended September 30, 2001. The decrease in costs of goods and services as expressed as a percentage of net revenues for the nine months ended September 30, 2002 is attributed to the Company’s continued focus on home respiratory products, which is enhanced by the Company’s ability to eliminate lower margin non-respiratory product lines from acquired businesses.

The Company continues to maintain a cost structure that, with increases in net revenues, has permitted the Company to spread its fixed operating and overhead expenses over a larger base of revenues, resulting in improvement in operating income. Operating expenses expressed as a percentage of net revenues were 22.4% for the three and nine month periods ended September 30, 2002 compared with 22.5% and 22.6% for the three and nine months ended September 30, 2001. Selling, general and administrative expenses as a percentage of net revenues were 20.9% for the three and nine months ended September 30, 2002 compared with 20.5% and 20.7% for the three and nine months ended September 30, 2001. The increase in selling, general and administrative expenses as a percentage of net revenues is attributed to the Company’s increased expansion of its sales and marketing efforts within the geographic markets it currently serves.

Amortization expense for the three and nine months ended September 30, 2002 was $415,000 and $1,248,000 as compared with $5,257,000 and $15,728,000 for the three and nine months ended September 30, 2001. The decrease was the result of the Company’s adoption of SFAS No. 142 (see Note 2).

Operating income for the three and nine months ended September 30, 2002 increased to $81,210,000 and $235,593,000, respectively, compared with $64,729,000 and $182,106,000 for the three and nine months ended September 30, 2001. The increases in operating income are attributable to the continued growth in net revenues, a favorable shift in product mix to higher margin products, control over operating costs, and the reduction in amortization expense attributable to the adoption of SFAS No. 142.

Liquidity And Capital Resources

Net cash provided from operating activities was $205,499,000 for the nine months ended September 30, 2002 compared with $177,140,000 for the nine months ended September 30, 2001.

Net cash used in investing and financing activities was $204,611,000 for the nine months ended September 30, 2002. Activity during the nine-month period ended September 30, 2002 included the Company’s investment of $56,887,000 in business acquisitions, investment in capital equipment of $62,129,000, payments to acquire treasury stock of $51,962,000, proceeds of $124,402,000 from long-term obligations and payments of $163,303,000 related to long-term obligations.

As of September 30, 2002, the Company’s principal sources of liquidity consisted of $45,898,000 of working capital and $146,440,000 available under its revolving bank credit facility. The Company believes that internally generated funds, together with funds that may be borrowed under its bank credit facility, will be sufficient to meet the Company’s anticipated capital requirements for the foreseeable future.

On June 11, 1999, the Company’s Board of Directors authorized the Company to repurchase up to $200,000,000 of its outstanding common stock. As of May 17, 2002, the Company had fully completed the repurchase of common stock authorized under the program and had repurchased 14,173,500 shares of the Company’s common stock. On May 21, 2002, the Company’s Board of Directors authorized additional repurchases of up to $100,000,000 of the Company’s outstanding common stock. As of September 30, 2002, $29,970,000 or 1,004,300 shares had been repurchased under this program. The total common stock held in treasury as of September 30, 2002 was $227,227,000. Purchases are made through open market or privately negotiated transactions, subject to market conditions and trading restrictions.

New Accounting Standards

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” which clarifies the criteria under which extinguishment of debt can be considered as extraordinary and rescinds the related SFAS Nos. 4 and 64 in addition to SFAS No. 44 and also makes technical corrections to other Statements of Financial Standards. The Company does not believe the adoption of SFAS No. 145, in 2003, will have a material effect on its financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and can be measured at fair value and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)”. The Company does not believe the adoption of SFAS No. 146 will have a material effect on its financial statements.

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

Item 3.    Quantitative and Qualitative Disclosure Regarding Market Risk

The Company had no derivative securities as of September 30, 2002. The Company is exposed to changes in interest rates as a result of its revolving bank credit facility which is based on the London Interbank Offered Rate. A 10% increase in interest rates related to the Company’s revolving bank credit facility would not have a material effect on the Company’s earnings over the next fiscal year or the revolving bank credit facility’s fair value.

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

Estimated fair value of financial instruments (in thousands):

				(Assuming 10% Decrease in Interest Rates)
	Face Amount	Carrying Amount	Fair Value	Hypothetical Change in Fair Value	Hypothetical Change in Annual Interest Expense
September 30, 2002:
Revolving bank credit facility	$48,000	$48,000	$48,000	$0	$(144)
Senior secured notes	125,000	125,000	129,349	472	0

December 31, 2001:
Revolving bank credit facility	$75,000	$75,000	$75,000	$0	$(240)
Senior secured notes	125,000	125,000	126,931	435	0

Item 4.     Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company completed its evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

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

Items 2-5.    Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits included or incorporated herein: See Exhibit Index.

(b)	The Company did not file a Current Report on Form 8-K during the three months ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.

Registrant
/s/ PAUL G. GABOS

Paul G. Gabos
Secretary, Chief Financial Officer
and Principal Accounting Officer

November 14, 2002

CERTIFICATIONS

I, John P. Byrnes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lincare Holdings Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ JOHN P. BYRNES
John P. Byrnes Chief Executive Officer

I, Paul G. Gabos, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lincare Holdings Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ PAUL G. GABOS
Paul G. Gabos Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number		Exhibit	Sequentially Numbered Page

3.10	(A)	Amended and Restarted Certificate of Incorporation of Lincare Holdings Inc.

3.11	(C)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.20	(I)	Amended and Restated By-Laws of Lincare Holdings Inc.,

10.20	(A)	Non-Qualified Stock Option Plan of Registrant

10.21	(A)	Lincare Holdings Inc. 1991 Stock Plan

10.22	(E)	Lincare Holdings Inc. 1994 Stock Plan

10.23	(E)	Lincare Holdings Inc. 1996 Stock Plan

10.24	(E)	Lincare Holdings Inc. 1998 Stock Plan

10.25	(E)	Lincare Holdings Inc. 2000 Stock Plan

10.26	(F)	Lincare Holdings Inc. 2001 Stock Plan

10.30	(H)	Lincare Inc. 401(k) Plan

10.31	(B)	Employment Stock Purchase Plan

10.40	(G)	Form of Executive Employment Agreement Dated December 15, 2001

10.50	(B)	Form of Non-employment Director Stock Option Agreement

10.51	(B)	Form of Non-qualified Stock Option Agreement

10.60	(H)	Amended and Restated Credit Agreement dated as of April 25, 2002

10.70	(D)	Senior Secured Note Purchase Agreement among Lincare Holdings Inc., as Borrower, and several note holders with Bank of America, N.A., as Agent

10.71	(D)	Form of Series A Note

10.72	(D)	Form of Series B Note

10.73	(D)	Form of Series C Note

99.1		Certifications pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the Corresponding exhibit to the Registrant’s Registration Statement on
Form S-1 (No. 33-44672)
(B)	Incorporated by reference to the Registrant’s Form 10-K dated March 26 1998.
(C)	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.
(D)	Incorporated by reference to the Registrant’s Form 10-Q dated November 13, 2000.
(E)	Incorporated by reference to the Registrant’s Form 10-K dated March 29, 2001.
(F)	Incorporated by reference to the Registrant’s Form 10-Q dated August 1, 2001.
(G)	Incorporated by reference to the Registrant’s Form 10-K dated March 28, 2002.
(H)	Incorporated by reference to the Registrant’s Form 10-Q dated May 13, 2002.
(I)	Incorporated by reference to the Registrant’s Form 10-Q dated August 13, 2002.