Form 10-K
period 2002-12-31
LINCARE HOLDINGS INC
filed 2003-03-31
CIK 882235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 0-19946

Lincare Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0331330
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

19387 US 19 North
Clearwater, Florida	33764
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:
(727) 530-7700

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an acclerated filer (as defined in Exchange Act Rule 12b-2). Yes |X|  No |_|

     The aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant, based on the closing sale price of the common stock on June 28, 2002, as reported in the NASDAQ National Market System, was approximately $3,462,392,202.

     As of March 26, 2003, there were 104,719,035 outstanding shares of the registrant’s common stock, par value $.01, which is the only class of capital stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders of Lincare Holdings Inc. which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

PART I

Item 1. Business

General

     Lincare Holdings Inc., together with its subsidiaries (“Lincare” or the “Company”), is one of the nation’s largest providers of oxygen and other respiratory therapy services to patients in the home. The Company’s customers typically suffer from chronic obstructive pulmonary disease (“COPD”), such as emphysema, chronic bronchitis or asthma, and require supplemental oxygen or other respiratory therapy services in order to alleviate the symptoms and discomfort of respiratory dysfunction. Lincare currently serves over 400,000 customers in 47 states through 642 operating centers. Lincare Holdings Inc. is a Delaware corporation.

The Home Respiratory Market

     The Company estimates that the home respiratory market (including home oxygen equipment and respiratory therapy services) represents approximately $5.0 billion in annual sales, with growth estimated at approximately 7% per year over the last five years. This growth reflects the significant increase in the number of persons afflicted with COPD, which is largely attributable to the increasing proportion of the U.S. population over the age of 65 years. Growth in the home respiratory market is further driven by the continued trend toward treatment of patients in the home as a lower cost alternative to the acute care setting.

Business Strategy

     The Company’s strategy is to increase its market share through internal growth and strategic acquisitions. Lincare achieves internal growth in existing geographic markets through the addition of new customers and referral sources to its network of local operating centers. In addition, the Company expands into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when it believes such expansion will enhance its business. In 2002, Lincare acquired 28 local and regional companies with operations in 25 states. These acquisitions expanded the Company’s presence in three states where the Company did not previously operate as well as states where the Company had existing locations.

     Revenue growth is dependent upon the overall growth rate of the home respiratory market and on the Company’s ability to increase market share through effective marketing efforts and selective acquisitions. Growing cost containment efforts by government and private insurance reimbursement programs have created an increasingly competitive environment, accelerating consolidation trends within the home health care industry.

     The Company will continue to concentrate on providing oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where it believes such services will enhance the Company’s primary business. In 2002, oxygen and other respiratory therapy services accounted for approximately 90% of the Company’s revenues.

Products and Services of Lincare

     Lincare primarily provides oxygen and other respiratory therapy services to patients in the home. Lincare also provides a variety of durable medical equipment and home infusion therapies in certain geographic markets. When a patient is referred to one of the Company’s operating centers by a physician, hospital discharge planner or other source, the Company’s customer representative obtains the necessary medical and insurance coverage information and coordinates the delivery of patient care. The prescribed therapy is delivered by one of the Company’s representatives to the customer’s home, where instructions and training are provided to the customer and the customer’s family regarding appropriate equipment use and maintenance and compliance with the prescribed therapy. Following the initial setup, Company representatives make periodic visits to the customer’s home, the frequency of which is dictated by the type of therapy. All services and equipment provided by the Company are coordinated with the customer’s physician. During the period that the Company provides services and equipment for a customer, the customer remains under the physician’s care and medical supervision. The Company employs respiratory therapists, nurses and other qualified clinicians to perform certain training and other functions in connection with the Company’s services. All clinicians are licensed where required by applicable law.

     The principal products and services provided by Lincare are as follows:

     Home Oxygen Equipment. The major types of oxygen delivery equipment are oxygen concentrators and liquid oxygen systems. Each method of delivery has different characteristics that make it more or less suitable to specific customer applications.

  Oxygen concentrators are stationary units that provide a continuous flow of oxygen by filtering ordinary room air. Concentrators are most commonly used by customers as their primary source of stationary oxygen. These systems are often supplemented with portable gaseous oxygen cylinders to meet the ambulatory or emergency needs of the customer.
  Liquid oxygen systems are thermally insulated containers of liquid oxygen, generally consisting of a stationary unit and a portable unit, which are most commonly used by customers with significant ambulatory requirements.

     Other Respiratory Therapy. Other respiratory therapy services offered by the Company include the following:

  Nebulizers and associated respiratory medications provide aerosol therapy for customers suffering from COPD and asthma.
  Non-invasive ventilation provides nocturnal ventilatory support for customers with neuromuscular disease and COPD. This therapy improves daytime function and decreases incidents of acute illness.
  Ventilators support respiratory function in severe cases of respiratory failure where the customer can no longer sustain the mechanics of breathing without the assistance of a machine.
  Continuous positive airway pressure devices maintain open airways in customers suffering from obstructive sleep apnea by providing airflow at prescribed pressures during sleep.
  Apnea monitors provide respiratory alarm systems for infants at risk for sudden infant death syndrome.

     Home Infusion Therapy. Lincare provides a variety of home infusion therapies in certain geographic markets, which include parenteral nutrition, intravenous antibiotic therapy, enteral nutrition, chemotherapy, dobutamine infusions, immune globulin (IVIG) therapy, continuous pain management, and central catheter management.

     Lincare also supplies home medical equipment, such as hospital beds, wheelchairs and other supplies that may be required by its customers.

Company Operations

     Management. The Company maintains a decentralized approach to management of its local business operations. Decentralization of managerial decision-making enables the Company’s operating centers to respond promptly and effectively to local market demands and opportunities. The Company believes that the personalized nature of customer requirements and referral relationships characteristic of the home health care business mandate the Company’s localized operating structure.

     Each of the Company’s 642 operating centers is managed by a center manager who has responsibility and accountability for the operating and financial performance of the center. Service and marketing functions are performed at the local operating level, while strategic development, financial control and operating policies are administered at the corporate level. Reporting mechanisms are in place at the operating center level to monitor performance and ensure field accountability.

     A team of area managers directly supervises individual operating center managers, serving as an additional mechanism for assessing and improving performance of the Company’s operations. The Company’s operating centers are served by regional billing centers which control all of the Company’s billing and reimbursement functions.

     MIS Systems. The Company believes that the proprietary management information system developed by the Company is one of its key competitive advantages. The system provides management with critical information on a timely basis to measure and evaluate performance levels throughout the Company. Management reviews monthly reports including revenues and profitability by individual center, accounts receivable and cash collection performance, equipment controls and utilization, customer activity, and manpower trends. The Company has an in-house staff of computer programmers which enables the Company to continually enhance its computer systems in order to provide timely financial and operational information and to respond promptly to changes in reimbursement regulations and policies.

     Accounts Receivable Management. The Company derives a majority of its revenues from reimbursement by third party payors. The Company accepts assignment of insurance benefits from customers and, in most instances, invoices and collects payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. The following table sets forth, for the periods indicated, the Company’s payor mix.

	Year Ended December 31,

Payors	2002	2001	2000

Medicare and Medicaid programs	67%	62%	61%
Private insurance	26	30	30
Direct payment	7	8	9

	100%	100%	100%

     Third party reimbursement is a complicated process which involves submission of claims to multiple payors, each having its own claims requirements. To operate effectively in this environment, the Company has designed and implemented proprietary computer systems to decrease the time required for the submission and processing of third party payor claims. The Company’s systems are capable of tailoring the submission of claims to the specifications of individual payors. The Company’s in-house management information system capability also enables it to adjust quickly to regulatory or reimbursement changes. These features serve to decrease the processing time of claims by payors, resulting in a more rapid collection of accounts receivable. In addition, the Company is capable of submitting claims electronically to any Medicare carrier or other third party payor that processes electronic claims.

Sales and Marketing

     Favorable trends affecting the U.S. population and home health care have created an environment that has produced increasing demand for the services provided by Lincare. The average age of the American population is increasing and, as a person ages, more health care services are generally required. Further, well-documented changes occurring in the health care industry show a trend toward home care rather than institutional care as a matter of patient preference and cost containment.

     Sales activities are generally carried out by the Company’s full-time sales representatives located at the Company’s local operating centers with assistance from the center managers. In addition to promoting the high quality of the Company’s equipment and services, the sales representatives are trained to provide information concerning the benefits of home respiratory care. Sales representatives are often licensed respiratory therapists who are highly knowledgeable in the provision of supplemental oxygen and other respiratory therapies.

     The Company primarily acquires new customers through referrals. The Company’s principal sources of referrals are physicians, hospital discharge planners, prepaid health plans, clinical case managers and nursing agencies. The Company’s sales representatives maintain continual contact with these medical professionals in order to strengthen these relationships.

     The Company’s referral sources recognize the Company’s reputation for providing high-quality equipment and service and provide a steady flow of customers. While the Company views its referral sources as fundamental to its business, no single referral source accounts for more than 1.0% of the Company’s revenues. The Company has more than 400,000 active customers, and the loss of any single customer or group of customers would not materially impact the Company’s business.

     The Company has received accreditation from the Community Health Accreditation Program. Accreditation by a national accrediting body represents a marketing benefit to the Company’s operating centers and provides for a recognized quality assurance program throughout the Company. Several proposals have been made to require health care providers to be accredited or licensed by independent agencies in order to participate in government reimbursement programs. Many private payors already require such accreditation.

Acquisitions

     In 2002, the Company acquired, in unrelated acquisitions, certain operating assets of 28 local and regional companies with operations in 25 states. These acquisitions resulted in the addition of 26 new operating centers.

     In 2001, the Company acquired, in unrelated acquisitions, certain operating assets of 18 local and regional companies with operations in 12 states. These acquisitions resulted in the addition of 15 new operating centers.

Quality Control

     The Company is committed to providing consistently high-quality products and services. The Company’s quality control procedures and training programs are designed to promote greater responsiveness and sensitivity to individual customer needs and to assure the highest level of quality and convenience to the customer and the referring physician. Licensed respiratory therapists, registered nurses and other clinicians provide professional health care support to customers and assist in the Company’s sales and marketing efforts.

Suppliers

     The Company purchases its oxygen and equipment from a variety of suppliers. The Company is not dependent upon any single supplier and believes that its oxygen and equipment needs can be provided by several manufacturers.

Competition

     The home respiratory market is a fragmented and highly competitive industry that is served by the Company, other national providers, and by Company estimates, over 2,000 regional and local providers.

     Quality of service is the single most important competitive factor within the home respiratory market. The relationships between a home respiratory company and its customers and referral sources are highly personal. There is no incentive for either the physician or the patient to alter this relationship so long as the home respiratory company is providing responsive, professional and high-quality service. Other key competitive factors are efficiency of reimbursement and accounts receivable management systems.

     Home respiratory companies compete primarily on the basis of service since reimbursement levels are established by fee schedules promulgated by Medicare, Medicaid or by the individual determinations of private insurance companies. Furthermore, marketing efforts by home respiratory companies are typically directed toward referral sources which generally do not share financial responsibility for the payment of services provided to customers.

Medicare Reimbursement
     As a supplier of home oxygen and other respiratory therapy services for the home health care market, the Company participates in Medicare Part B, the Supplementary Medical Insurance Program, which was established by the Social Security Act of 1965. Suppliers of home oxygen and other respiratory therapy services have historically been heavily dependent on Medicare reimbursement due to the high proportion of elderly suffering from respiratory disease. Medicare reimburses the Company based on established fee schedule amounts that are adjusted for geographical markets and based on the equipment and supplies provided.

     In December 2000, an approximately $35 billion Medicare “giveback” package was signed into law as part of H.R. 4577, the “Consolidated Appropriations Act, 2001.” The appropriations act incorporated by reference the text of H.R. 5661, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), which included reimbursement and other policy changes intended to mitigate the effects of reimbursement cuts contained in the Balanced Budget Act of 1997 (the “BBA”). Among other things, BIPA:

(1)	modified payments for durable medical equipment (“DME”) items. For certain items provided in 2001, BIPA updated payments in two steps: for the period January 1, 2001 through June 30, 2001, DME payments remained the same as were in effect before enactment of BIPA, and for the period of July 1, 2001 through December 31, 2001, DME items received a CPI-U update of 3.5 percent increased by a “transitional allowance” of 3.28 percent. Under BIPA, the transitional allowance was not taken into account in calculating payment amounts after 2001. No DME payment increases were authorized for 2002. The DME payment update in 2001 specifically did not apply to oxygen and oxygen equipment.

(2)	required the U.S. General Accounting Office (“GAO”) to study Medicare reimbursement for drugs and biologicals and for related services. The GAO issued its report to Congress, entitled “Medicare Payments for Covered Outpatient Drugs Exceed Providers’ Cost,” in September 2001. The GAO made recommendations designed to improve the accuracy of Medicare payments for drugs and related services, including establishing Medicare payment levels for prescription drugs and their delivery and administration that are more closely related to their costs, examining the benefits and risks of expanding the current competitive bidding demonstration projects for drugs covered under Medicare Part B, and instituting a process to monitor access to Medicare covered drugs to ensure that payment changes do not negatively affect access for particular drugs, for groups of beneficiaries, or in certain geographic areas. The government, acting through legislation or regulation, may implement some or all of the GAO’s recommendations. The Company cannot predict whether the government will take any such action and, if so, what effect such action will have on the Company’s ability to provide respiratory and infusion drugs and related services to Medicare beneficiaries in the future.

     On December 13, 2002, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule establishing a process for adjusting payments for Medicare Part B services (other than physician services), pursuant to the agency’s Inherent Reasonableness (“IR”) authority, when existing payment amounts are determined to be either grossly excessive or deficient. The interim final rule describes the factors CMS or its contractors will consider in making such determinations and the procedures that will be followed in establishing new payment amounts. The interim rule became effective on February 11, 2003, but to date, no payment adjustments have occurred as a result of the IR authority.

     The publication of the interim final rule itself does not trigger payment adjustments for any items or services. Nevertheless, the interim final rule puts in place a process that eventually could have a significant impact on Medicare payments for such Part B services as home oxygen, durable medical equipment, and Medicare-covered prescription drugs. The Company cannot predict whether, and if so when, CMS will exercise its IR authority with respect to certain products and services provided by the Company to Medicare beneficiaries, and cannot determine whether such payment adjustments, if enacted, would have a material adverse impact on the Company’s financial position or operating results.

     Federal and state budgetary and other cost-containment pressures will continue to impact the home respiratory care industry. The Company cannot predict whether new federal and state budgetary proposals will be adopted or the effect, if any, such proposals would have on the Company’s business.

5

Government Regulation

The federal government and all states in which the Company currently operates regulate various aspects of its business. In particular, the Company’s operating centers are subject to federal laws covering the repackaging of drugs (including oxygen) and regulating interstate motor-carrier transportation. The Company’s locations also are subject to state laws governing, among other things, pharmacies, nursing services, distribution of medical equipment and certain types of home health activities. Certain Company employees are subject to state laws and regulations governing the ethics and professional practice of respiratory therapy, pharmacy and nursing.

     As a health care supplier, Lincare is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request customer records and other documents to support claims submitted by the Company for payment of services rendered to customers. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to the legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

     Numerous federal and state laws and regulations govern the collection, dissemination, use and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act of 1996 and related rules, or HIPAA. As part of the Company’s provision of and billing for health care equipment and services, it collects and maintains patient-identifiable health information. New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which the Company handles health care related data and communicates with payors, and the cost of complying with these standards could be significant. If Lincare does not comply with existing or new laws and regulations related to patient health information it could be subject to criminal or civil sanctions.

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

Employees

     As of January 31, 2003, the Company had approximately 6,700 employees. None of the Company’s employees are covered by collective bargaining agreements. The Company believes that the relations between the Company’s management and its employees are good.

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

Available Information

     The Company maintains an Internet website at http://www.lincare.com. Information contained in the Company’s website is not incorporated by reference into this annual report, and information contained in the website should not be considered part of this annual report. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The Company makes these reports available on its website as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

     Materials filed by the Company with the SEC are also available to the public to read and copy at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company, at http://www.sec.gov.

Item 2. Properties

     All but one of the Company’s 642 operating center locations are leased from unrelated third parties. Each operating center is a combination warehouse and office, with warehouse space generally comprising approximately 50% of the facility. Warehouse space is used for storage of adequate supplies of equipment necessary to conduct the Company’s business. The Company also leases 23 separate billing centers from unrelated third parties. The Company owns its headquarters facility located in Clearwater, Florida and one of its operating center locations.

Item 3. Legal Proceedings

     From time to time, the Company receives inquiries from various government agencies requesting customer records and other documents. It has been Lincare’s policy to cooperate with all such requests for information. The government has not instituted any proceedings or served Lincare with any complaints as a result of these inquiries.

     Private litigants may also make claims against the Company for violations of health care laws in actions known as qui tam suits and the government may intervene in, and take control of, such actions. The Company is a defendant in certain qui tam proceedings. Lincare is vigorously defending these suits. However, the government has declined to intervene in all unsealed qui tam actions of which the Company is aware.

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

     The ultimate disposition of all such matters is not expected to have a material adverse impact on the Company’s financial position, results of operations or liquidity.

     In December 2001, the Company settled an investigation by the U.S. Attorneys’ Office in Sacramento, California, without admitting any wrongdoing. The government’s investigation, which commenced in July 1998, primarily focused on claims made by certain of the Company’s California operating centers for reimbursement under Medicare for home oxygen and other therapies. As part of the settlement, Lincare paid the government $3.15 million and a Lincare subsidiary entered into a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s Common Stock is traded on the NASDAQ National Market System under the symbol LNCR. The following table sets forth the high and low closing sale prices as reported by NASDAQ for the periods indicated.

	High	Low
2002
First quarter	$29.42	$24.00
Second quarter	33.25	26.75
Third quarter	35.25	28.73
Fourth quarter	35.95	30.54
2001
First quarter	$29.50	$23.94
Second quarter	33.38	24.94
Third quarter	33.89	24.20
Fourth quarter	30.31	23.00

     As of March 26, 2003, there were approximately 230 holders of record of the 104,719,035 outstanding shares of Lincare common stock (excluding 17,124,529 shares held in treasury). The closing price of Lincare common stock on March 26, 2003, was $30.84 per share, as reported on the NASDAQ National Market System.

     The Company has not paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of the Company’s Board of Directors to retain all earnings in the Company in order to support the future growth of the Company’s business and from time to time, to repurchase its common stock on the open market.

Item 6. Selected Financial Data

     The selected consolidated financial data presented on the following page under the caption “Statements of Operations Data” for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, is derived from the consolidated financial statements of the Company audited by KPMG LLP, independent certified public accountants.

     The data set forth on the following page is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

		Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$960,904	$812,442	$702,484	$581,786	$487,407
Cost of goods and services	144,525	123,406	112,949	89,592	76,367
Operating expenses	215,724	183,385	158,794	131,240	111,222
Selling, general and administrative expenses	201,468	167,269	147,699	128,345	107,691
Bad debt expense	14,414	12,187	10,537	6,981	5,849
Depreciation expense	63,299	54,699	47,960	41,178	34,430
Amortization expense	1,664	21,119	19,495	15,954	12,745
Other charges(1)	—	10,650	—	—	—

Operating income	319,810	239,727	205,050	168,496	139,103
Interest income	164	365	1,763	468	447
Interest expense	14,165	16,013	18,019	5,940	1,177
Net gain (loss) on disposal of property and
equipment	(147)	(71)	8	(277)	(113)
Realized loss on derivative financial instrument	—	6,004	—	—	—

Income before income taxes	305,662	218,004	188,802	162,747	138,260
Income tax expense	115,234	83,060	71,934	62,007	52,954

Net income	$190,428	$134,944	$116,868	$100,740	$85,306

Income per common share:
Basic	$1.78	$1.26	$1.10	$0.89	$0.74

Diluted	$1.73	$1.23	$1.08	$0.87	$0.72

Weighted average number of common shares
outstanding	106,942	107,439	106,174	113,884	115,984

Weighted average number of common shares and
common share equivalents outstanding	109,770	110,071	108,302	115,978	118,870

(1)	In 2001, the Company recorded other charges of $10,650,000 of which $4,150,000 was related to the settlement of an investigation by the U.S. Attorneys’ Office in Sacramento, California, without any admission by the Company of wrongdoing, including a $1,000,000 reserve for related legal expenses. The remaining $6,500,000 of other charges related to the execution by the Company of employment agreements with 16 mid-level management employees as well as the modification and extension of certain executive officer employment agreements.

	At December 31,

	2002		2001		2000	1999	1998

	(In thousands)
Balance Sheet Data:
Working capital	$72,986	(a)	$74,217	(b)	$84,475	$70,179	$49,078
Total assets	1,198,601		1,071,064		877,595	716,824	582,639
Long-term obligations, excluding current
installments	155,525		125,775		204,024	159,000	22,258
Stockholders’ equity	856,290		738,958		584,450	486,111	495,656

(a)	Excluding borrowings under the Company’s senior secured notes totaling $30,000,000, which are due and payable in 2003.
(b)	Excluding borrowings under the Company’s revolving bank credit facility totaling $75,000,000, which were due and payable in 2002.
9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company continues to pursue its strategy of increasing market share in existing and surrounding geographic markets through internal growth and selective acquisition of local and regional companies. In addition, the Company will continue to expand into new geographic markets on a selective basis, either through acquisition or by opening new operating centers, when the Company believes it will enhance its business. The Company’s focus remains primarily on oxygen and other respiratory therapy services, which represent approximately 90% of the Company’s revenues.

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

Revenue Recognition

     The Company’s revenues are recognized on an accrual basis in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third party payors. If the payment amount received differs from the net realizable amount, an adjustment is made to the net realizable amount in the period that these payment differences are determined. The Company reports revenues in its financial statements net of such adjustments.

     The Company’s revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 101 — Revenue Recognition in Financial Statements (“SAB 101”) for determining when revenue is realized or realizable and earned. The Company recognizes revenue in accordance with the requirements of SAB 101 that:

  persuasive evidence of an arrangement exists;
  delivery has occurred;
  the seller’s price to the buyer is fixed or determinable; and
  collectibility is reasonably assured.

     Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. Included in accounts receivable are earned but unbilled receivables. Billing delays, ranging from several days to several weeks, can occur due to obtaining certain required payor-specific documentation from internal and external sources.

     The Company performs analyses to evaluate the net realizable value of accounts receivable. Specifically, the Company considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that the Company’s estimates could change, which could have an impact on operations and cash flows.

Bad Debt Expense and Allowance for Uncollectible Accounts and Notes Receivable

     The Company’s accounts and notes receivable are reported net of allowance for uncollectible accounts and notes receivable. The majority of the Company’s accounts and notes receivable are due from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Third party reimbursement is a complicated process which involves submission of claims to multiple payors, each having its own claims requirements. In some cases, the ultimate collection of accounts and notes receivable subsequent to the service dates may not be known for several months. The Company records bad debt expense based on a percentage of revenue.

The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by current and historical cash collections, bad debt write-offs, and aging of accounts and notes receivable. The Company’s proprietary management information systems are utilized to provide this data in order to assess bad debts. In the event that collection results of existing accounts and notes receivable are not consistent with historical experience, there may be a need to establish an additional allowance for doubtful accounts, which may materially impact the Company’s financial position or results of operations.

Business Acquisition Accounting and Amortization Expense

     The Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” provide guidance on the application of generally accepted accounting principles for business acquisitions completed by the Company. The Company applies the purchase method of accounting for its business acquisitions. The Company uses available cash from operations and borrowings under the Company’s revolving credit agreement as the consideration for business acquisitions. The Company allocates the purchase price of its business acquisitions based on the fair market value of identifiable tangible and intangible assets. The difference between the total cost of the acquisition and the sum of the fair values of acquired tangible and identifiable intangible assets less liabilities is recorded as goodwill. Until the end of 2001, goodwill was amortized over a period of 40 years. The assignment of a 40-year life was based on each acquisition’s ability to generate sufficient operating results to support the recorded goodwill balance. On January 1, 2002, SFAS No. 142 became mandatory and requires that goodwill and certain intangible assets with indefinite lives no longer be amortized and instead be tested annually for impairment. Accordingly, no amortization expense related to goodwill was recorded in 2002.

     The Company assesses the impairment of goodwill, intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, without limitation, (i) significant under-performance relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or the strategy for the Company’s overall business; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period; and (vi) technological and regulatory changes.

     When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill may be impaired, the Company evaluates the ability to recover those assets. If those assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Contingencies

     The Company is involved in certain claims and legal matters arising in the ordinary course of its business. The Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” provides guidance on the application of generally accepted accounting principles related to contingencies. The Company evaluates and records liabilities for contingencies based on known claims and legal actions when it is probable a liability has been incurred and the liability can be reasonably estimated. The Company has concluded that its accrued liabilities related to contingencies are appropriate and in accordance with generally accepted accounting principles.

Net Revenues

The following table sets forth for the periods indicated a summary of the Company’s net revenues by source:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Oxygen and other respiratory therapy	$868,561	$715,123	$607,071
Home medical equipment and other	92,343	97,319	95,413

Total	$960,904	$812,442	$702,484

     Net revenues for the year ended December 31, 2002 increased by $148,462,000 (18.3%) over 2001. Net revenues for the year ended December 31, 2001 increased by $109,958,000 (15.7%) over 2000. The increases in net revenues are attributable to the Company’s sales and marketing efforts that emphasize quality and customer service, and the effect of acquisitions completed by the Company. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 67%, 62% and 61% of net revenues in 2002, 2001 and 2000, respectively. The Company has not experienced any material changes in the prices of its products and services over the past three years.

Cost of Goods and Services

     Cost of goods and services as a percentage of net revenues was 15.0% for the year ended December 31, 2002 and was 15.2% and 16.1% for the years ended December 31, 2001 and 2000, respectively. The decreases in cost of goods for the years ended December 31, 2002 and 2001 were the result of the higher proportion of revenues attributable to oxygen and other respiratory therapy, which generally carry higher gross margins than other home medical equipment and supplies.

Operating and Other Expenses

     The Company continues to maintain a cost structure that, with increased net revenues, has permitted the Company to spread its fixed operating expenses and overhead over a larger base of revenues, resulting in improvement in operating income. Operating expenses expressed as a percentage of net revenues was 22.5% for the year ended December 31, 2002 and 22.6% for each of the years ended December 31, 2001 and 2000. The primary components of operating expenses include salaries and related expenses, vehicles and related expenses and facility rent expense, which in 2002 accounted for approximately 64%, 11% and 8% of operating expenses, respectively. Selling, general and administrative (“SG&A”) expenses expressed as a percentage of net revenues for the years ended December 31, 2002, 2001 and 2000 were 21.0%, 20.6% and 21.0%, respectively. The increase in SG&A as a percentage of net revenues in 2002 is primarily attributable to the Company’s increased investment in selling expense, intended to supplement the Company’s internal revenue growth.

     Bad debt expense as a percentage of net revenues was 1.5% for the years ended December 31, 2002, 2001 and 2000. The Company has achieved improved results in accounts receivable collections over the past three years and overall days sales outstanding have decreased to 51 days at December 31, 2002, down from 60 days and 56 days at December 31, 2001 and 2000, respectively. While the Company has achieved consistent results in managing bad debt expense over the past three years, continued growth in the pace of the Company’s acquisition program may contribute to an increase in the Company’s bad debt expense. The integration of acquired companies into the Company’s regional billing and collections offices may temporarily disrupt collections, adversely impacting the amount of accounts receivable written off as uncollectible.

     Depreciation expense as a percentage of net revenues was 6.6% for the year ended December 31, 2002 compared with 6.7% and 6.8% for the years ended December 31, 2001 and 2000, respectively. The decrease in depreciation expense as a percentage of net revenues in 2002 and 2001 is attributable to reduced capital expenditures for respiratory assist devices resulting from changes in Medicare coverage guidelines on October 1, 1999 and increased sales of respiratory medications which require minimal expenditures on capital equipment.

Amortization Expense

     In July 2001, the Company adopted SFAS No. 141, “Business Combinations.” SFAS No. 141 provides guidance regarding the initial recognition and measurement of goodwill and other intangible assets. In accordance with SFAS 141, goodwill resulting from business acquisitions completed after June 30, 2001 has not been amortized. Goodwill and other intangible assets resulting from business acquisitions before July 1, 2001 have been amortized through December 31, 2001. In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain intangible assets with indefinite lives no longer be amortized and instead be tested annually for impairment. The provisions of SFAS No. 142 apply to all business combinations completed after June 30, 2001. The Company adopted SFAS No. 142 effective January 1, 2002.

     During 2002, the Company amortized $1,664,000 of its intangible assets compared to $21,119,000 in 2001 and $19,495,000 in 2000. The decrease in amortization expense in 2002 is attributed to the Company’s required adoption of SFAS No. 142.

     The Company’s net intangible assets were $806,251,000 as of December 31, 2002. Of this total, $5,346,000 (consisting of various covenants not to compete) is being amortized over a period of one to five years.

Other Charges

     In 2001, the Company recorded other charges of $10,650,000 of which $4,150,000 was related to the settlement of an investigation by the U.S. Attorneys’ Office in Sacramento, California, without any admission by the Company of wrongdoing, including a $1,000,000 reserve for related legal expenses. The remaining $6,500,000 of other charges related to the execution by the Company of employment agreements with 16 mid-level management employees as well as the modification and extension of certain executive officer employment agreements.

Operating Income

     As shown in the table below, operating income for the years ended December 31, 2002 and 2001 increased by $80,083,000 and $34,677,000, respectively, over the prior year.

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Operating income	$319,810	$239,727	$205,050
Percentage of net revenues	33.3%	29.5%	29.2%

Interest Expense

     Interest expense for the year ended December 31, 2002 was $14,165,000, compared to $16,013,000 and $18,019,000 for the years ended December 31, 2001 and 2000, respectively. The decrease in interest expense in 2002 and 2001 is primarily attributable to reductions in amounts outstanding under the Company’s revolving credit agreement and reductions in applicable interest rates.

Realized Gain and Loss on Derivative Financial Instrument

     In September 2000, the Company entered into an interest rate collar transaction with an initial notional amount of $125,000,000. The collar had a floor and cap rate with a floating rate option based on three-month LIBOR. At December 31, 2000, the collar was recorded at fair value by the Company of $1,961,000 in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In 2001, the Company terminated the interest rate collar agreement prior to its maturity and paid $7,965,000, realizing a loss of $6,004,000.

     The Company entered into an interest swap agreement in September 2000, whereby the interest rates on its $125,000,000 of senior secured notes were effectively converted to variable interest rates. In December 2000, the Company terminated the interest rate swap agreement prior to its maturity at a realized gain of $3,018,000. The gain was deferred and is being recognized over the maturity period of the senior secured notes.

Income Taxes

     The Company’s effective income tax rate was 37.7% for the year ended December 31, 2002 compared with 38.1% for the years ended December 31, 2001 and 2000. The decrease in the effective income tax rate in 2002 was due primarily to amortization expense related to goodwill no longer being recorded for financial reporting purposes.

Acquisitions

     In 2002, the Company acquired, in unrelated acquisitions, certain operating assets of 28 local and regional companies. The aggregate cost of these acquisitions was $119,815,000 and was allocated to acquired assets as follows: $2,495,000 to current assets, $3,959,000 to property and equipment, $200,000 to intangible assets and $113,161,000 to goodwill. These acquisitions resulted in the addition of 26 new operating centers.

     In 2001, the Company acquired, in unrelated acquisitions, certain operating assets of 18 local and regional companies. The aggregate cost of these acquisitions was $173,021,000 and was allocated to acquired assets as follows: $2,114,000 to current assets, $4,978,000 to property and equipment, $6,330,000 to intangible assets, and $159,599,000 to goodwill. These acquisitions resulted in the addition of 15 new operating centers.

Liquidity and Capital Resources

       The Company’s primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. The Company has used those funds to meet its capital requirements, which consist primarily of operational needs, capital expenditures, acquisitions and debt service.

     At December 31, 2002, the Company’s working capital, excluding current maturities of the senior secured notes totaling $30,000,000, was $72,986,000, as compared to $74,217,000 at December 31, 2001 and $84,475,000 at December 31, 2000.

     Net cash provided by operating activities was $287,185,000 for the year ended December 31, 2002, compared with $233,705,000 for the year ended December 31, 2001 and $215,029,000 for the year ended December 31, 2000. A significant portion of the Company’s assets consists of accounts receivable from third party payors that are responsible for payment for the equipment and services provided by the Company. The Company’s net accounts receivable in terms of days sales outstanding was 51 days as of December 31, 2002 and 60 days as of December 31, 2001.

     Net cash used in investing and financing activities was $285,604,000, $236,906,000 and $215,527,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Activity in the year ended December 31, 2002 included the Company’s investment of $94,703,000 in business acquisitions, investment in capital equipment of $82,928,000, proceeds of $177,535,000 from its revolving credit agreement and other long-term obligations, payments of $206,142,000 related to long-term obligations, and $86,499,000 in payments to repurchase stock.

     As of December 31, 2002, the Company’s principal source of liquidity consisted of $131,640,000 available under its revolving credit agreement. The revolving credit agreement, dated April 25, 2002, makes available to the Company up to $200,000,000 over a five-year period, subject to certain terms and conditions set forth in the agreement. The Company believes that internally generated funds, together with funds that may be borrowed under its revolving credit agreement will be sufficient to meet the Company’s anticipated capital requirements and financial obligations. The Company believes that its credit standing provides it with adequate access to financial markets.

     On June 11, 1999, the Company’s Board of Directors authorized the Company to repurchase up to $200,000,000 of its outstanding common stock. On May 27, 2002, the Company’s Board of Directors authorized the Company to repurchase up to an additional $100,000,000 of its outstanding common stock. Purchases are made through open market or privately negotiated transactions, subject to market conditions and trading restrictions. As of December 31, 2002, $264,508,000 of common stock had been repurchased under these programs. The total common stock held in treasury was $261,517,000 as of December 31, 2002. In January 2003, the Company completed the remaining repurchases available under the $100,000,000 authorization. An additional repurchase of up to $100,000,000 was authorized by the Company’s Board of Directors on February 25, 2003.

     The Company’s future liquidity will continue to be dependent upon its operating cash flow and management of accounts receivable. The Company does not expect any impact on liquidity due to pending litigation.

New Accounting Standards

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Variable interest entities are identified by reviewing the Company’s equity investment at risk, the ability to make decisions about the entity’s activities and the obligation to absorb the entity’s losses or right to receive expected residual returns. The Company does not expect this interpretation to have a material impact on its consolidated financial position or results of operations.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This SFAS amends SFAS No. 123, “Accounting for Stock-Based Compensation,” in order to provide alternative methods of transition for entities electing the fair value based method of accounting for stock-based employee compensation. This SFAS also requires additional disclosure related to accounting methods used for stock-based employee compensation and pro forma amounts related to any period accounted for under the recognition and measurement principles of APB Opinion 25. The Company does not expect this standard to have a material impact on its consolidated financial position or results of operations.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees,” including indirect guarantees of indebtedness of others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company does not expect this interpretation to have a material impact on its consolidated financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. The Company was required to implement SFAS No. 146 on January 1, 2003, and does not expect this standard to have a material impact on its consolidated financial position or results of operations.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement provides guidance on the classification of gains and losses from the extinguishment of debt and the accounting for certain specified lease transactions. The Company does not expect the provisions of SFAS 145 to have a material effect on the Company’s consolidated financial position or results of operations.

     On January 1, 2002, the Company was required to adopt SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment exists. As of the adoption date, amortization of outstanding goodwill and other indefinite-lived intangible assets ceased. As required by SFAS 142, the Company performs impairment tests annually and when events or circumstances indicate that the value of goodwill or other indefinite-lived intangible assets might be impaired. In connection with the SFAS 142 indefinite-lived intangible asset impairment test, the Company utilized the required one-step method to determine whether an impairment existed as of the adoption date. Consistent with the SFAS 142 transitional goodwill impairment test, the Company utilized the required two-step method for determining goodwill impairment as of the adoption date. The adoption of this standard had no material adverse effect on the Company’s financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of this standard had no material effect on the Company’s financial position or results of operations.

Inflation

     The Company has not experienced large increases in either the cost of supplies or operating expenses due to inflation. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, the Company bears the risk that reimbursement rates set by such programs will not keep pace with inflation.

Segment Information

     The Company follows Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 utilizes the “management” approach for determining reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company maintains a decentralized approach to management of its local business operations. Decentralization of managerial decision-making enables the Company’s operating centers to respond promptly and effectively to local market demands and opportunities. The Company provides home health care equipment and services through 642 operating centers in 47 states. The Company views each operating center as a distinct part of a single “operating segment,” as each operating center provides the same products to customers. Management reporting and analysis occurs at an individual operating center level and senior management reviews statements of operation for each of the Company’s operating centers on a monthly basis. As a result, all of the Company’s operating centers are aggregated into one reportable segment.

Forward-Looking Statements

     This annual report contains statements that are not based on historical facts, or forward-looking statements, all of which are uncertain. The Company has based those forward-looking statements on projections and estimates regarding the economy in general, the health care industry and other factors which impact the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. The estimates relate to reimbursement by government and third party payors for the Company’s products and services, the costs associated with government regulation of the health care industry and the effects of competition and industry consolidation. In some cases, forward-looking statements that involve risks and uncertainties contain terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or variations of these terms or other comparable terminology.

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

     In making forward-looking statements, the Company has made certain assumptions relating to reimbursement rates and policies, internal growth and acquisitions and the outcome of various legal and regulatory proceedings. If the assumptions used by the Company differ materially from what actually occurs, then actual results could vary significantly from the performance projected in the forward-looking statements. Any forward-looking statement made by the Company in this annual report or elsewhere speaks only as of the date that the Company makes it. The Company is under no duty to, and does not intend to, update or revise any of the forward-looking statements after the date of this Form 10-K except as may be required by law.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The fair value of the Company’s revolving credit agreement and senior secured notes are subject to change as a result of changes in market prices or interest rates. The Company estimates potential changes in the fair value of interest rate sensitive financial instruments based on a hypothetical increase (or decrease) in interest rates. The Company’s use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account anticipated operating and financial transactions.

     The following table sets forth the Company’s estimate of the impact from a 10% decrease in interest rates on the fair value of its long-term obligations and associated interest expense.

Estimated fair value of financial instruments (in thousands):

				(Assuming 10% Decrease in Interest Rates)

	Face Amount	Carrying Amount	Fair Value	Hypothetical Change in Fair Value	Hypothetical Change in Interest Expense

December 31, 2002:
Revolving bank credit facility	$60,000	$60,000	$60,000	$0	$(154)
Senior secured notes	125,000	125,000	129,390	472	0
December 31, 2001:
Revolving bank credit facility	$75,000	$75,000	$75,000	$0	$(240)
Senior secured notes	125,000	125,000	126,931	435	0

Item 8. Financial Statements and Supplementary Data

     The financial statements required by this item are listed in Item 15(a)(1) and are submitted at the end of this Annual Report on Form 10-K. The supplementary data required by this item is included on page S-1. The financial statements and supplementary data are herein incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 2003, under “Information Regarding the Board of Directors and Executive Officers” and is herein incorporated by reference.

Item 11. Executive Compensation

     The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 2003, under “Executive Compensation” and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 2003, under “Security Ownership of Principal Stockholders and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” and is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     None.

Item 14. Controls and Procedures

     (a) The Company has conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on its evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported within the required time periods.

     (b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

     (a) (1) The following consolidated financial statements of Lincare Holdings Inc. and subsidiaries are filed as part of this Form 10-K starting at page F-1:

Independent Auditors’ Report

Consolidated Balance Sheets — December 31, 2002 and 2001

Consolidated Statements of Operations — Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows — Years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

          (2) The following consolidated financial statement schedule of Lincare Holdings Inc. and subsidiaries is included in this Form 10-K at page S-1:

     Schedule VIII — Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          (3) Exhibits included or incorporated herein:

     See Exhibit Index.

     (b) The Company did not file a Current Report on Form 8-K during the three months ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed effective March 31, 2003 on its behalf by the undersigned, thereunto duly authorized.

LINCARE HOLDINGS INC.

/s/ PAUL G. GABOS

Paul G. Gabos Secretary, Chief Financial and Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature		Position	Date

/s/ JOHN P. BYRNES		Director, President, Chief	March 31, 2003
Executive Officer and Principal
John P. Byrnes		Executive Officer

/s/ PAUL G. GABOS		Secretary, Chief Financial and	March 31, 2003
Principal Accounting Officer
Paul G. Gabos

*		Director	March 31, 2003

Chester B. Black

*		Director	March 31, 2003

Frank T. Cary

*		Director	March 31, 2003

William F. Miller, III

*		Director	March 31, 2003

Frank D. Byrne, M.D.

*		Director	March 31, 2003

Stuart H. Altman, Ph.D.

	*By:	/s/ JOHN P. BYRNES

Attorney in fact

CERTIFICATIONS
I, John P. Byrnes, certify that:
1.	I have reviewed this annual report on Form 10-K of Lincare Holdings Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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
6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By	/s/ JOHN P. BYRNES

John P. Byrnes Chief Executive Officer

I, Paul G. Gabos, certify that:
1.		I have reviewed this annual report on Form 10-K of Lincare Holdings Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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
6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By	/s/ PAUL G. GABOS

Paul G. Gabos Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Lincare Holdings Inc.:

     We have audited the consolidated financial statements listed in the index on page 18 of Lincare Holdings Inc. and subsidiaries. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in the index on page 18. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincare Holdings Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

KPMG LLP

Tampa, Florida
February 10, 2003

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

2002		2001

(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,581	$—
Restricted cash	—	8,350
Accounts and notes receivable (note 2)	142,740	143,840
Income taxes receivable	1,816	—
Inventories	2,987	2,857
Other	4,527	6,185

Total current assets	153,651	161,232

Property and equipment (notes 3 and 4)	515,272	441,391
Less accumulated depreciation	(279,762)	(229,076)

Net property and equipment	235,510	212,315

Other assets:
Goodwill	800,905	684,771
Intangible assets, less accumulated amortization of $54,371 in 2001	—	3,949
Covenants not to compete, less accumulated amortization of $15,010
in 2002 and $13,346 in 2001	5,346	6,810
Other	3,189	1,987

Total other assets	809,440	697,517

Total assets	$1,198,601	$1,071,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations (note 5)	$53,718	$97,489
Accounts payable	26,962	29,946
Accrued expenses:
Compensation and benefits	17,569	18,488
Other	12,416	10,873
Income taxes payable	—	5,219

Total current liabilities	110,665	162,015

Long-term obligations, excluding current installments (note 5)	155,525	125,775
Deferred income taxes (note 6)	75,375	43,568
Minority interest	746	748
Stockholders’ equity (notes 6, 7, and 8):
Common stock, $.01 par value. Authorized 200,000,000 shares;
issued and outstanding: 121,715,964 and
105,798,086 in 2002, 121,040,314 and 107,743,762 in 2001	1,217	1,210
Additional paid-in capital	206,525	194,164
Retained earnings	910,065	719,637
Less treasury stock, at cost: 15,917,878 shares in 2002 and
13,259,000 shares in 2001	(261,517)	(176,053)

Total stockholders’ equity	856,290	738,958
Commitments and contingencies (notes 4, 5 and 14)
Total liabilities and stockholders’ equity	$1,198,601	$1,071,064

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(In thousands, except per share data)
Net revenues (note 9)	$960,904	$812,442	$702,484

Costs and expenses:
Cost of goods and services	144,525	123,406	112,949
Operating expenses	215,724	183,385	158,794
Selling, general and administrative expenses	201,468	167,269	147,699
Bad debt expense	14,414	12,187	10,537
Depreciation expense	63,299	54,699	47,960
Amortization expense	1,664	21,119	19,495
Other charges (note 13)	—	10,650	—

	641,094	572,715	497,434

Operating income	319,810	239,727	205,050

Other income (expenses):
Interest income	164	365	1,763
Interest expense	(14,165)	(16,013)	(18,019)
Net gain/(loss) on disposal of property and equipment	(147)	(71)	8
Realized loss on derivative financial instrument (note 5)	—	(6,004)	—

	(14,148)	(21,723)	(16,248)

Income before income taxes	305,662	218,004	188,802
Income tax expense (note 6)	115,234	83,060	71,934

Net income	$190,428	$134,944	$116,868

Income per common share (note 10):
Basic	$1.78	$1.26	$1.10

Diluted	$1.73	$1.23	$1.08

Weighted average number of common shares outstanding	106,942	107,439	106,174

Weighted average number of common shares and common
share equivalents outstanding	109,770	110,071	108,302

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2002, 2001 and 2000

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

	(Dollars in thousands)
Balances at December 31, 1999	$1,168	$135,157	$467,825	$118,039	$486,111
Exercise of stock options (note 8)	32	21,823	—	—	21,855
Proceeds from sale of put options (note 7)	—	280	—	—	280
Tax benefit related to exercise of employee
stock options (notes 6 and 8)	—	18,142	—	—	18,142
Net income	—	—	116,868	—	116,868
Treasury stock issued	—	—	—	941	941
Treasury stock acquired	—	—	—	59,747	59,747

Balances at December 31, 2000	1,200	175,402	584,693	176,845	584,450
Exercise of stock options (note 8)	10	11,103	—	—	11,113
Tax benefit related to exercise of employee
stock options (notes 6 and 8)	—	7,659	—	—	7,659
Net income	—	—	134,944	—	134,944
Treasury stock issued	—	—	—	792	792

Balances at December 31, 2001	1,210	194,164	719,637	176,053	738,958
Exercise of stock options (note 8)	7	7,260	—	—	7,267
Tax benefit related to exercise of employee
stock options (notes 6 and 8)	—	5,101	—	—	5,101
Net income	—	—	190,428	—	190,428
Treasury stock issued	—	—	—	1,035	1,035
Treasury stock acquired	—	—	—	86,499	86,499

Balances at December 31, 2002	$1,217	$206,525	$910,065	$261,517	$856,290

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$190,428	$134,944	$116,868
Adjustments to reconcile net income to net cash provided by
operating activities:
Increase in provision for losses on accounts and notes
receivable	14,414	12,187	10,537
Depreciation expense	63,299	54,699	47,960
Gain/loss on disposal of property and equipment	147	71	(8)
Amortization expense	1,664	21,119	19,495
Amortization of interest swap contracts	(785)	(785)	(33)
Realized loss on interest rate derivative (note 5)	—	6,004	—
Deferred income taxes	31,807	8,983	13,092
Minority interest in net earnings of subsidiary	96	86	137
Change in operating assets and liabilities (net of effects of acquired businesses):
Increase in accounts and notes receivable	(10,948)	(37,276)	(15,866)
Decrease in inventories	19	1,205	1,685
(Increase) decrease in other current assets	1,658	936	(5,456)
Increase (decrease) in accounts payable	(2,984)	10,134	2,901
Increase in accrued expenses	305	3,309	4,948
Increase (decrease) in income taxes	(1,935)	18,089	18,769

Net cash provided by operating activities	287,185	233,705	215,029

Cash flows from investing activities:
Proceeds from sale of property and equipment	244	150	310
Capital expenditures	(82,928)	(74,206)	(58,622)
(Increase) decrease in other assets	(1,316)	648	(445)
Business acquisitions, net of cash acquired (note 12)	(94,703)	(149,375)	(150,326)
Cash restricted for future payments	—	(8,350)	—

Net cash used by investing activities	(178,703)	(231,133)	(209,083)

Cash flows from financing activities:
Proceeds from long-term obligations	177,535	175,534	314,018
Payment of long-term obligations	(206,142)	(185,111)	(283,663)
Payment of interest rate derivative (note 5)	—	(7,965)	—
Decrease in minority interest	(97)	(136)	(128)
Proceeds from issuance of common stock	7,267	11,113	21,855
Proceeds from put options	—	—	280
Proceeds from issuance of treasury stock	1,035	792	941
Payment to acquire treasury stock	(86,499)	—	(59,747)

Net cash used by financing activities	(106,901)	(5,773)	(6,444)

Net increase (decrease) in cash and cash equivalents	1,581	(3,201)	(498)
Cash and cash equivalents, beginning of year	—	3,201	3,699

Cash and cash equivalents, end of year	$1,581	$—	$3,201

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000
(1)	Description of Business and Summary of Significant Accounting Policies
	(a)	Description of Business
     Lincare Holdings Inc. and subsidiaries (the “Company”) provides oxygen, respiratory therapy services, infusion therapy services and home medical equipment such as hospital beds, wheelchairs and other medical supplies to the home health care market. The Company’s customers are located in 47 states. The Company’s equipment and supplies are readily available and the Company is not dependent on a single supplier or even a few suppliers.

	(b)	Use of Estimates
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

	(c)	Principles of Consolidation
     The consolidated financial statements include the accounts of Lincare Holdings Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

	(d)	Revenue Recognition

     The Company’s revenues are recognized on an accrual basis in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third party payors. If the payment amount received differs from the net realizable amount, an adjustment is made to the net realizable amount in the period that these payment differences are determined. The Company reports revenues in its financial statements net of such adjustments.

     The Company’s revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 101 — Revenue Recognition in Financial Statements (“SAB 101”) for determining when revenue is realized or realizable and earned. The Company recognizes revenue in accordance with the requirements of SAB 101 that:

  persuasive evidence of an arrangement exists;
  delivery has occurred;
  the seller’s price to the buyer is fixed or determinable; and
  collectibility is reasonably assured.

     Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. Included in accounts receivable are earned but unbilled receivables. Billing delays, ranging from several days to several weeks, can occur due to obtaining certain required payor-specific documentation from internal and external sources.

     The Company performs analyses to evaluate the net realizable value of accounts receivable. Specifically, the Company considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that the Company’s estimates could change, which could have an impact on operations and cash flows.

F-6

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2002, 2001 and 2000

(1)    Description of Business and Summary of Significant Accounting Policies (Continued)

      (e)     Financial Instruments

     The Company believes the book value of its cash equivalents, accounts and notes receivable, income taxes receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature. The book value of the Company’s revolving credit agreement and deferred acquisition obligations approximate their fair value as the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company. The fair value of the Company’s senior secured notes are estimated based on the discounted value of the future cash flows expected to be paid over the maturity period of the notes. The estimated fair value of the senior secured notes at December 31, 2002 and 2001 was $129,390,000 and $126,931,000, respectively.

      (f)     Inventories

     Inventories, consisting of equipment, supplies and replacement parts, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

      (g)     Property and Equipment

     Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as set forth in the table below.

Building and improvements	5 to 40 years
Equipment and furniture	3 to 20 years

     Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or estimated useful life of the asset. Amortization is included with depreciation expense.

      (h)     Other Assets and Impairment

     Goodwill results from the excess of cost over net assets of acquired businesses and until December 31, 2001 was amortized on a straight-line basis over 40 years. Covenants not to compete are amortized on a straight-line basis over the life of the respective covenants, one to five years.

     On January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment exists. As of the adoption date, amortization of outstanding goodwill and other indefinite-lived intangible assets ceased. As required by SFAS 142, the Company performs impairment tests annually and when events or circumstances indicate that the value of goodwill or other indefinite-lived intangible assets might be impaired. In connection with the SFAS 142 indefinite-lived intangible asset impairment test, the Company utilized the required one-step method to determine whether an impairment existed as of the adoption date. In connection with the SFAS 142 transitional goodwill impairment test, the Company utilized the required two-step method for determining that there was no goodwill impairment as of the adoption date.

     Had SFAS 142 been in effect for the years ended December 31, 2001 and 2000, pro forma net income and net income per share would have been as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Net income, as reported	$190,428	$134,944	$116,868
Add: Goodwill amortization, net of tax	—	12,656	11,641
Pro forma net income	$190,428	$147,600	$128,509

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2002, 2001 and 2000

(1)     Description of Business and Summary of Significant Accounting Policies (Continued)

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Net income per share:
As reported:
Basic	$1.78	$1.26	$1.10
Diluted	$1.73	$1.23	$1.08

Pro Forma:
Basic	$1.78	$1.37	$1.21
Diluted	$1.73	$1.34	$1.19

     The Company annually evaluates whether events or circumstances have occurred that would indicate an impairment in the value or the life of goodwill. The Company also evaluates the useful lives of property and equipment and certain intangibles to determine whether events or circumstances warrant revised depreciation or amortization periods. If there is an indication that the carrying value of an asset, including goodwill, is not recoverable, the Company estimates the projected undiscounted cash flows, excluding interest, of the asset to determine if an impairment loss should be recognized. In this evaluation, the Company considers the effects of external changes to the Company’s business environment, including competitive pressures, market erosion and technological and regulatory changes. The impairment loss is determined by comparing the carrying amount of the asset to its estimated fair value. No impairment loss have been recorded for the year ended December 31, 2002.

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

      (j) Pension Plan

     The Company has a defined contribution pension plan covering substantially all employees. The Company makes monthly contributions to the plan equal to the amount accrued for pension expense. Employer contributions (net of applied forfeitures) were approximately $6,116,000 in 2002, $5,527,000 in 2001, and $4,093,000 in 2000.

      (k)     Statements of Cash Flows

     For purposes of the statements of cash flows, the Company considers all short-term investments with a purchased maturity of three months or less to be cash equivalents.

      (l)     Stock Options

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2002, 2001 and 2000

(1)     Description of Business and Summary of Significant Accounting Policies (Continued)

     (m)     Segment Information

     The Company follows Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 utilizes the “management” approach for determining reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company maintains a decentralized approach to management of its local business operations. Decentralization of managerial decision-making enables the Company’s operating centers to respond promptly and effectively to local market demands and opportunities. The Company provides home health care equipment and services through 642 operating centers in 47 states. The Company views each operating center as a distinct part of a single “operating segment,” as each operating center provides the same products to customers. Management reporting and analysis occurs at an individual operating center level and senior management reviews statements of operation for each of the Company’s operating centers on a monthly basis. As a result, all of the Company’s operating centers are aggregated into one reportable segment.

     (n)     New Accounting Standards

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation addresses the consolidation of variable interest entities. Variable interest entities are identified by reviewing the Company’s equity investment at risk, the ability to make decisions about the entity’s activities and the obligation to absorb the entity’s losses or right to receive expected residual returns. The Company does not expect this interpretation to have a material impact on its consolidated financial position or results of operations.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This SFAS amends SFAS No. 123, “Accounting for Stock-Based Compensation,” in order to provide alternative methods of transition for entities electing the fair value based method of accounting for stock-based employee compensation. This SFAS also requires additional disclosure related to accounting methods used for stock-based employee compensation and pro forma amounts related to any period accounted for under the recognition and measurement principles of APB Opinion 25. The Company does not expect this standard to have a material impact on its consolidated financial position or results of operations.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees,” including indirect guarantees of indebtedness of others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company does not expect this interpretation to have a material impact on its consolidated financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. The Company was required to implement SFAS No. 146 on January 1, 2003, and does not expect this standard to have a material impact on its consolidated financial position or results of operations.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2002, 2001 and 2000

(1)     Description of Business and Summary of Significant Accounting Policies (Continued)

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement provides guidance on the classification of gains and losses from the extinguishment of debt and the accounting for certain specified lease transactions. The Company does not expect the provisions of SFAS 145 to have a material effect on the Company’s consolidated financial position or results of operations.

	(o)	Contingencies
     The Company is involved in certain claims and legal matters arising in the ordinary course of its business. The Company uses Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” as guidance on the application of generally accepted accounting principles related to contingencies. The Company evaluates and records liabilities for contingencies based on known claims and legal actions when it is probable a liability has been incurred and the liability can be reasonably estimated.

	(p)	Concentration of Credit Risk
     The Company’s revenues are generated through locations in 47 states. The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 67%, 62% and 61% of net revenues in 2002, 2001 and 2000, respectively.

(2)	Accounts and Notes Receivable
Accounts and notes receivable at December 31, 2002 and 2001 consist of:
	2002	2001

	(In thousands)
Trade	$154,044	$151,030
Other	20	254

	154,064	151,284
Less allowance for uncollectible accounts	11,324	7,444

	$142,740	$143,840

(3)   Property and Equipment

      Property and equipment at December 31, 2002 and 2001 consist of:

	2002	2001

	(In thousands)
Land and improvements	$3,072	$3,072
Building and improvements	18,871	17,706
Equipment and furniture	493,329	420,613

	$515,272	$441,391

     Rental equipment of approximately $389,901,000 in 2002 and $324,327,000 in 2001 is included with equipment and furniture.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2002, 2001 and 2000

(4)   Leases

     The Company has several noncancelable operating leases, primarily for buildings, office equipment and vehicles, that expire over the next five years and provide renewal options. Operating lease expense was approximately $34,064,000 in 2002, $31,078,000 in 2001 and $27,763,000 in 2000.

Future minimum lease payments under noncancelable operating leases as of December 31, 2002 are as follows:

(In thousands)

2003	$23,447
2004	16,582
2005	9,444
2006	4,068
2007	1,541

Total minimum lease payments	$55,082

(5)   Long-Term Obligations

      Long-term obligations at December 31, 2002 and 2001 consist of:

	2002	2001

	(In thousands)
Borrowings under three-year revolving credit agreement bearing interest
(3.2% at December 31, 2001) at the Interbank Offered Rate, adjusted for changes in reserve requirements, plus an applicable margin based upon the Company’s consolidated leverage ratio (consolidated funded indebtedness to consolidated earnings before interest, taxes,
depreciation and amortization) payable in 2002	$—	$75,000
Borrowings under five-year revolving credit facility bearing interest
(2.7% at December 31, 2002) at the Interbank Offered Rate, adjusted for changes in reserve requirements, plus an applicable margin based upon the Company’s consolidated leverage ratio (consolidated funded indebtedness to consolidated earnings before interest, taxes,
depreciation and amortization) payable in 2007	60,000	—
Borrowings under senior secured notes bearing fixed interest maturing over three, four and five years: $30,000,000 at 8.91% due 2003,
$50,000,000 at 9.01% due 2004 and $45,000,000 at 9.11% due 2005
and proceeds from the sale of interest swap contracts	125,525	125,775
Unsecured, deferred acquisition obligations net of imputed interest,
payable in various installments through 2003	23,718	22,489

Total long-term obligations	209,243	223,264
Less current installments	53,718	97,489

Long-term debt, excluding current installments	$155,525	$125,775

     The Company’s current revolving credit agreement with several lenders and Bank of America N.A. as agent, dated April 25, 2002, as amended, permits the Company to borrow amounts up to $200,000,000 on a five-year revolving credit facility. The five-year revolving credit facility contains a $20,000,000 letter of credit sub-facility which reduces the principal amount available under the five-year revolving credit facility by the amount of outstanding letters of credit. As of December 31, 2002, $8,360,000 was outstanding under the letter of credit sub-facility. The revolving credit agreement has a termination date of April 24, 2007. Upon entering into the revolving credit agreement, an origination

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2002, 2001 and 2000

(5)    Long-Term Obligations (Continued)

fee of $1,660,000 was paid and is being amortized over five years. (Any remaining portion of the previous amendment fees were recalculated to be amortized over the new five-year time period.) Commitment fees on the unused portion of the facility (.300% at December 31, 2002) are based upon the Company’s consolidated leverage ratio for the most recent four fiscal quarters. Interest accrued on the outstanding principal balance that is not termed for repayment is payable monthly. The revolving credit agreement contains several financial and other covenants and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc.

     The Company’s $60,000,000 364-day revolving credit agreement expired on August 22, 2000 and was replaced on September 6, 2000 by $125,000,000 of senior secured notes offered through a private placement. The senior secured notes have a fixed interest rate and mature over three, four and five years: $30,000,000 at 8.91% due September 15, 2003, $50,000,000 at 9.01% due September 15, 2004 and $45,000,000 at 9.11% due September 15, 2005. Upon entering into the senior secured note agreement, a placement fee of $893,000 was paid and is being amortized over the periods of the notes. The senior secured notes contain several financial and other covenants and are secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. On September 6, 2000, the Company entered into an interest swap agreement whereby the interest rate on its $125,000,000 of senior secured notes were effectively converted to variable interest rates. On December 14, 2000, the Company terminated the interest rate swap agreement prior to its maturity at a realized gain of $3,018,000. The gain was deferred and is being recognized over the maturity period of the senior secured notes.

     In addition, the Company entered into an interest rate collar transaction with an initial notional amount of $125,000,000. The collar had a floor and cap rate with a floating rate option based on three-month LIBOR. At December 31, 2000, the collar was recorded at a fair value by the Company for $1,961,000 in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” On November 27, 2001, the Company terminated the interest rate collar agreement prior to its maturity and paid $7,965,000, realizing a loss of $6,004,000.

     The aggregate maturities of long-term obligations for each of the five years subsequent to December 31, 2002 are as follows:

(In thousands)

2003	$113,968
2004	50,249
2005	45,026
2006	—
2007	—

$209,243

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2002, 2001 and 2000

(6)    Income Taxes

     The tax effects of temporary differences that account for significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001

	(In thousands)
Deferred tax assets:
Accrued expenses, principally due to deferral for income tax
reporting purposes	$(352)	$(2,452)
Intangible assets and covenants not to compete, principally due
to differences in amortization	(10,589)	(10,565)
Net operating loss carryforward	(17)	(31)

Total gross deferred tax assets	(10,958)	(13,048)

Deferred tax liabilities:
Property and equipment, principally due to differences in
depreciation	36,627	25,733
Goodwill, principally due to differences in amortization	45,351	28,420
Other	1,402	1,373

Total gross deferred tax liabilities	83,380	55,526

Net deferred tax liability	$72,422	$42,478

     There is no valuation allowance for deferred tax assets. The Company expects that the results of future operations will generate sufficient taxable income to allow for the utilization of deferred tax assets.

Income tax expense attributable to operations consists of:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Current:
Federal	$79,211	$67,760	$55,345
State	6,079	6,003	4,902

Total current	85,290	73,763	60,247

Deferred:
Federal	27,771	8,541	10,737
State	2,173	756	950

Total deferred	29,944	9,297	11,687

Total income tax expense	$115,234	$83,060	$71,934

Total income tax expense allocation:
Income from operations	$115,234	$83,060	$71,934
Stockholders’ equity for compensation expense for tax
purposes	(5,101)	(7,659)	(18,142)

	$110,133	$75,401	$53,792

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2002, 2001 and 2000

(6)    Income Taxes (Continued)

     Total income tax expense differs from the amounts computed by applying a U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Computed “expected” tax expense	$106,982	$76,302	$66,081
State income taxes, net of federal income tax benefit	5,364	4,393	3,804
Other	2,888	2,365	2,049

Total income tax expense	$115,234	$83,060	$71,934

(7)	Stockholders’ Equity
     The Company has 5,000,000 authorized shares of preferred stock, all of which are unissued. The Board of Directors has the authority to issue up to such number of shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications, limitations and restrictions thereof without any further vote or action by the stockholders but subject to restrictions imposed by the Company’s revolving credit agreement and senior secured note agreement.

     During September 1999 as part of the Company’s stock repurchase program, the Company sold European Put Options (“Puts”) on underlying shares of the Company’s common stock. The Puts had a six-month maturity period and the Company was paid a $4,454,000 premium in advance which was accounted for as additional paid-in capital. The Company had the option to settle the Puts in cash or in shares of common stock. In March 2000, the Company amended the terms of the Puts to extend the maturity date of the Puts by two months. In connection with extending the maturity period of the Puts, the Company was paid an additional cash premium of $280,000. In May 2000, the Puts expired out-of-the-money with no obligation on the part of the Company.

(8)	Stock Options
     The Company has seven stock option plans that provide for the grant of options to directors, officers and employees. To date, stock options have been granted with an exercise price equal to the stock’s fair value at the date of grant. Stock options generally have eight year terms and generally vest over two to four years.

     The Company has reserved a total of 11,895,072 shares of common stock for issuance under its Non-Qualified Stock Option Plan (the “Plan”). At December 31, 2002, there were options for 10,000 shares outstanding and no options available for issuance under the Plan. The Company has reserved a total of 6,400,000 shares of common stock for issuance under its 1991 Stock Plan (the “1991 Plan”). At December 31, 2002, there were options for 65,800 shares outstanding and no options available for issuance under the 1991 Plan. The Company has reserved a total of 2,000,000 shares of common stock for issuance under its 1994 Stock Plan (the “1994 Plan”). At December 31, 2002, there were options for 354,500 shares outstanding and no options available for issuance under the 1994 Plan. The Company has reserved a total of 4,000,000 shares of common stock for issuance under its 1996 Stock Plan (the “1996 Plan”). At December 31, 2002, there were options for 2,081,150 shares outstanding and no options available for issue under the 1996 Plan. The Company has reserved a total of 3,000,000 shares of common stock for issuance under its 1998 stock plan (the “1998 Plan”). At December 31, 2002, there were options for 2,467,350 shares outstanding and 72,000 shares available for issuance under the 1998 Plan. The Company has reserved a total of 2,000,000 shares of common stock for issuance under the 2000 Stock Plan (the “2000 Plan”). At December 31, 2002, there were options for 1,689,400 shares outstanding and options for 45,500 shares available for issuance under the 2000 Plan. The Company has reserved a total of 4,000,000 shares of common stock for issuance under the 2001 Stock Plan (the “2001 Plan”). At December 31, 2002, there were options for 3,696,500 shares outstanding and options for 291,500 shares available for issuance under the 2001 Plan.

F-14

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2002, 2001 and 2000

(8)    Stock Options (Continued)

     The per share weighted average fair value of stock options granted during 2002, 2001, and 2000 was $17.56, $12.32 and $8.35 on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions: 2002 — expected dividend yield 0%, risk-free interest rate of 2.8%, expected life of 8 years, and volatility of 58.8%; 2001 — expected dividend yield 0%, risk-free interest rate of 3.7%, expected life of 4 years, and volatility of 61.4%; 2000 — expected dividend yield 0%, risk-free interest rate of 4.9%, expected life of 7 years, and volatility of 62.6%.

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock plans, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

	(In thousands, except per share data)
Net income:
As reported	$190,428	$134,944	$116,868

Pro forma	$171,550	$118,513	$106,207

Income per common share:
Basic — as reported	$1.78	$1.26	$1.10

Diluted — as reported	$1.73	$1.23	$1.08

Basic — pro forma	$1.60	$1.10	$1.00

Diluted — pro forma	$1.56	$1.08	$0.98

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

Information related to the plans is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 1999	9,103,000	$10.28
Exercised in 2000	(3,047,000)	7.16
Canceled in 2000	(150,000)	16.06
Options issued in 2000	2,163,000	12.39

Outstanding at December 31, 2000	8,069,000	12.00
Exercised in 2001	(1,073,650)	10.37
Canceled in 2001	(100,000)	16.71
Options issued in 2001	3,066,000	25.59

Outstanding at December 31, 2001	9,961,350	16.31
Exercised in 2002	(675,650)	10.88
Canceled in 2002	(253,000)	16.62
Options issued in 2002	1,332,000	27.87

Outstanding at December 31, 2002	10,364,700	$18.16

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2002, 2001 and 2000

(8) Stock Options (Continued)

     At December 31, 2002, the range of exercise prices and weighted average remaining contractual life of outstanding options were as follows:

Range of Exercise Prices	Options Outstanding as of December 31, 2002	Weighted Average Remaining Contractual Life

$4.75–$ 12.25	2,997,450	4.0 years
$12.31–$ 17.81	3,036,750	4.9 years
$24.45–$ 29.68	4,330,500	6.9 years

$4.75–$ 29.68	10,364,700	5.5 years

     At December 31, 2002, 2001 and 2000, the number of options exercisable was 5,460,200, 3,028,350 and 2,761,500, respectively, and the weighted average exercise price of those options was $14.47, $11.05 and $9.59, respectively. All of the securities to be issued upon exercise of outstanding options were the result of options granted under equity compensation plans approved by the Company’s stockholders.

     In connection with the exercise of certain stock options, the Company receives a tax deduction for the difference between the fair value of the common stock at the date of exercise and the exercise price. The related income tax benefit of approximately $5,101,000 in 2002, $7,659,000 in 2001 and $18,142,000 in 2000 has been recorded as a reduction of income taxes payable and an increase to additional paid-in capital.

(9)   Net Revenues

     Included in the Company’s net revenues is reimbursement from the federal government under Medicare, Medicaid and other federally funded programs, which aggregated approximately 67% in 2002, 62% in 2001, and 61% in 2000 of such net revenues.

The following table sets forth for the periods indicated a summary of the Company’s net revenues by source:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Oxygen and other respiratory therapy	$868,561	$715,123	$607,071
Home medical equipment and other	92,343	97,319	95,413

Total	$960,904	$812,442	$702,484

(10)  Income Per Common Share

     Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in earnings, including stock options. When the exercise of stock options is anti-dilutive, they are excluded from the calculation. There were no anti-dilutive stock options excluded from the calculation at December 31, 2002 and 2001.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2002, 2001 and 2000

(10) Income Per Common Share (Continued)

     A reconciliation of the numerators and the denominators of the basic and diluted per common share computations is as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(In thousands, except per share data)
YEAR ENDED DECEMBER 31, 2002
Basic:
Income available to common stockholders	$190,428	106,942	$1.78

Effect of dilutive securities:
Stock options	—	2,828

Diluted:
Income available to common stockholders and holders of
dilutive securities	$190,428	109,770	$1.73

YEAR ENDED DECEMBER 31, 2001
Basic:
Income available to common stockholders	$134,944	107,439	$1.26

Effect of dilutive securities:
Stock options	—	2,632

Diluted:
Income available to common stockholders and holders of
dilutive securities	$134,944	110,071	$1.23

YEAR ENDED DECEMBER 31, 2000
Basic:
Income available to common stockholders	$116,868	106,174	$1.10

Effect of dilutive securities:
Stock options	—	2,128

Diluted:
Income available to common stockholders and holders of
dilutive securities	$116,868	108,302	$1.08

(11)   Supplemental Statements of Cash Flows Information

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash paid for:
Interest	$15,241	$12,651	$14,434

Income taxes	$86,887	$55,847	$44,451

(12)  Business Combinations

     The Company’s strategy is to increase its market share through internal growth and strategic acquisitions. Lincare achieves internal growth in existing geographic markets through the addition of new customers and referral sources to its network of local operating centers. In addition, the Company expands into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when it believes such expansion will enhance its business.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2002, 2001 and 2000

(12)   Business Combinations (Continued)

     During 2002, the Company acquired certain assets of 28 businesses in separate transactions. During 2001, the Company acquired certain assets of 18 businesses in separate transactions. Consideration for the acquisitions generally included cash, unsecured non-interest bearing obligations and the assumption of certain liabilities.

     None of the businesses acquired were related to the Company prior to acquisition. Each acquisition during 2002 and 2001 was accounted for as a purchase. The results of operations of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition. Each of the acquired companies conducted operations similar to that of the Company.

The aggregate cost of the acquisitions described above was as follows:

	2002	2001

	(In thousands)
Cash	$94,703	$149,375
Deferred acquisition obligations	24,689	22,863
Assumption of liabilities	423	783

	$119,815	$173,021

     The aggregate purchase price of the acquisitions described above was allocated as follows:

	2002	2001

	(In thousands)
Current assets	$2,495	$2,114
Property and equipment	3,959	4,978
Intangible assets	200	6,330
Goodwill	113,161	159,599

	$119,815	$173,021

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company adopted SFAS No. 141 on July 1, 2001 and adopted SFAS No. 142 in the first quarter of 2002 (see previous discussion in note (1)(n)).

     The following unaudited pro forma supplemental information on the results of operations for the years ended December 31, 2002 and 2001 includes the acquisitions as if they had been combined at the beginning of 2001.

	2002	2001

	(In thousands, except per share data)
Net revenues	$1,000,239	$883,832

Net income	$199,224	$150,897

Basic — income per common share	$1.86	$1.40

Diluted — income per common share	$1.81	$1.37

     This unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been affected at the beginning of 2001 or of future results of operations of the combined companies.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) December 31, 2002, 2001 and 2000
(13)	Other Charges
     In 2001, the Company recorded other charges of $10,650,000 of which $4,150,000 was related to the settlement of an investigation by the U.S. Attorneys’ Office in Sacramento, California, without any admission by the Company of wrongdoing, including a $1,000,000 reserve for related legal expenses. The remaining $6,500,000 of other charges related to the execution by the Company of employment agreements with 16 mid-level management employees as well as the modification and extension of certain executive officer employment agreements.

(14)	Contingencies
     From time to time, the Company receives inquiries from various government agencies requesting patient records and other documents. It has been Lincare’s policy to cooperate with all such requests for information. The government has not instituted any proceedings or served Lincare with any complaints as a result of these inquiries.

     Private litigants may also make claims against the Company for violations of health care laws in actions known as qui tam suits and the government may intervene in, and take control of, such actions. The Company is a defendant in certain qui tam proceedings. Lincare is vigorously defending these suits. However, the government has declined to intervene in all unsealed qui tam actions of which the Company is aware.

     As a health care provider, Lincare is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documentation and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request customer records and other documents to support claims submitted by the Company for payment of services rendered to customers. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process (see note 13 above). Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

The Company is also involved in certain other claims and legal actions in the ordinary course of its business.
The ultimate disposition of all such matters is not expected to have a material adverse impact on the Company’s financial position, results of operations or liquidity.
F-19

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2002, 2001 and 2000

(15)  Quarterly Financial Data (Unaudited)

     The following is a summary of quarterly financial results for the years ended December 31, 2002 and 2001:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands, except per share data)
2002:
Net revenues	$228,521	$234,455	$244,174	$253,754

Operating income	$76,271	$78,112	$81,210	$84,217

Net income	$45,191	$46,490	$48,456	$50,291

Income per common share:
Basic	$0.42	$0.43	$0.45	$0.47

Diluted	$0.41	$0.42	$0.44	$0.46

2001:
Net revenues	$191,661	$198,371	$206,780	$215,630

Operating income(1)	$57,101	$60,276	$64,729	$57,621

Net income(1)	$31,524	$35,326	$34,764	$33,330

Income per common share:
Basic	$0.30	$0.33	$0.32	$0.31

Diluted	$0.29	$0.32	$0.31	$0.30

(1)	The 2001 fourth quarter operating income included other charges of $10,650,000 ($6,592,000 after-tax) (see note 13).

SCHEDULE VIII

LINCARE HOLDINGS INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

	(In thousands)
Year Ended December 31, 2002
Deducted from asset accounts:
Allowance for uncollectible accounts	$7,444	$14,414	$6,911	(1)	$17,445	(2)	$11,324

Year Ended December 31, 2001
Deducted from asset accounts:
Allowance for uncollectible accounts	$9,489	$12,187	$1,924	(1)	$16,156	(2)	$7,444

Year Ended December 31, 2000
Deducted from asset accounts:
Allowance for uncollectible accounts	$4,897	$10,537	$5,816	(1)	$11,761	(2)	$9,489

(1)	To record allowance on business combinations
(2)	To record write-offs
S-1

INDEX OF EXHIBITS

Exhibit Number		Exhibit

3.10	(A)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.
3.11	(C)	Certificate of Amendment to the Amended and Restated
Certificate of Incorporation of Lincare Holdings Inc.
3.20	(I)	Amended and Restated By-Laws of Lincare Holdings Inc.
10.20	(A)	Non-Qualified Stock Option Plan of Registrant
10.21	(A)	Lincare Holdings Inc. 1991 Stock Plan
10.22	(E)	Lincare Holdings Inc. 1994 Stock Plan
10.23	(E)	Lincare Holdings Inc. 1996 Stock Plan
10.24	(H)	Lincare Holdings Inc. 1998 Stock Plan
10.25	(E)	Lincare Holdings Inc. 2000 Stock Plan
10.26	(F)	Lincare Holdings Inc. 2001 Stock Plan
10.30	(H)	Lincare Inc. 401(k) Plan
10.31	(B)	Employment Stock Purchase Plan
10.40	(G)	Form of Executive Employment Agreement dated December 15, 2001
10.50	(B)	Form of Non-employment Director Stock Option Agreement
10.51	(B)	Form of Non-qualified Stock Option Agreement
10.60	(H)	Amended and Restated Credit Agreement dated as of April 25, 2002
10.70	(D)	Senior Secured Note Purchase Agreement among Lincare Holdings Inc., as Borrower, and several note holders with Bank of America, N.A., as Agent
10.71	(D)	Form of Series A Note
10.72	(D)	Form of Series B Note
10.73	(D)	Form of Series C Note
99.1		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

A	Incorporated by reference to the Corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-44672)
B	Incorporated by reference to the Registrant’s Form 10-K dated March 26, 1998.
C	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.
D	Incorporated by reference to the Registrant’s Form 10-Q dated November 13, 2000.
E	Incorporated by reference to the Registrant’s Form 10-K dated March 29, 2001.
F	Incorporated by reference to the Registrant’s Form 10-Q dated August 1, 2001.
G	Incorporated by reference to the Registrant’s Form 10-K dated March 28, 2002.
H	Incorporated by reference to the Registrant’s Form 10-Q dated May 13, 2002.
I	Incorporated by reference to the Registrant’s Form 10-Q dated August 13, 2002.