Form 10-Q
period 2003-03-31
LINCARE HOLDINGS INC
filed 2003-05-15
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003

Common Stock, $0.01 par value	104,731,635 shares

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended March 31, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$4,412	$1,581
Accounts and notes receivable	152,327	142,740
Income tax receivable	—	1,816
Inventories	2,657	2,987
Other	3,284	4,527

Total current assets	162,680	153,651

Property and equipment	529,430	515,272
Less: accumulated depreciation	(286,959)	(279,762)

Net property and equipment	242,471	235,510

Other assets:
Goodwill	827,557	800,905
Covenants not to compete	5,321	5,346
Other	2,820	3,189

Total other assets	835,698	809,440

Total assets	$1,240,849	$1,198,601

Current liabilities:
Current installments of long-term obligations	$53,391	$53,718
Accounts payable	28,267	26,962
Accrued expenses:
Compensation and benefits	13,043	17,569
Other	11,399	12,416
Income taxes payable	24,858	—

Total current liabilities	130,958	110,665

Long-term obligations, excluding current installments	158,763	155,525
Deferred income taxes	77,505	75,375
Minority interest	765	746
Stockholders’ equity:
Common stock	1,218	1,217
Additional paid-in capital	209,100	206,525
Retained earnings	962,987	910,065
Less: treasury stock	(300,447)	(261,517)

Total stockholders’ equity	872,858	856,290

Total liabilities and stockholders’ equity	$1,240,849	$1,198,601

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per share data)

(Unaudited)

	For The Three Months Ended
	March 31, 2003	March 31, 2002
Net revenues	$265,173	$228,521

Costs and expenses:
Costs of goods and services	39,936	34,427
Operating expenses	59,479	51,406
Selling, general and administrative expenses	56,085	47,710
Bad debt expense	3,978	3,428
Depreciation expense	17,275	14,860
Amortization expense	415	419

	177,168	152,250

Operating income	88,005	76,271

Other income (expense):
Interest income	31	36
Interest expense	(3,495)	(3,748)
Net loss on disposal of property and equipment	(2)	(22)

	(3,466)	(3,734)

Income before income taxes	84,539	72,537
Income taxes	31,617	27,346

Net income	$52,922	$45,191

Basic earnings per common share	$0.50	$0.42

Diluted earnings per common share	$0.49	$0.41

Weighted average number of common shares outstanding	104,808,097	107,803,438

Weighted average number of common shares and common share equivalents outstanding	107,463,380	110,211,474

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Three Months Ended
	March 31, 2003	March 31, 2002
Cash from operations	$88,480	$74,596

Investing activities:
Proceeds from sale of property and equipment	26	53
Capital expenditures	(23,066)	(19,896)
Decrease in other assets	483	246
Business acquisitions, net of cash acquired	(22,985)	(19,744)

	(45,542)	(39,341)

Financing activities:
Proceeds from long-term obligations	55,134	9,134
Payment of long-term obligations	(58,069)	(46,733)
Decrease in minority interest	—	(74)
Proceeds from issuance of common stock	1,758	2,178
Proceeds from issuance of treasury stock	340	240
Payment to acquire treasury stock	(39,270)	—

	(40,107)	(35,255)

Increase (decrease) in cash	2,831	—
Cash and cash equivalents, beginning of period	1,581	—

Cash and cash equivalents, end of period	$4,412	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2003, the condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Lincare Holdings Inc. and Subsidiaries (the “Company”) on Form 10-K for the fiscal year ended December 31, 2002. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 2002 is derived from the Company’s audited balance sheet as of that date.

Note 2.    Business Combinations

Lincare routinely acquires the business and related assets of local and regional companies as an ongoing strategy to increase sales within its respective markets. Lincare arrives at a negotiated purchase price taking into account such factors including, but not limited to, the acquired company’s historical and projected revenue growth, operating cash flow, product mix, payor mix, service reputation, and geographical location.

During the three months ended March 31, 2003, the Company acquired, in unrelated acquisitions, certain assets of four companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition.

The aggregate cost of these acquisitions was as follows:

(In thousands)
Cash	$22,985
Deferred acquisition obligations	5,950
Assumption of liabilities	55

$28,990

The aggregate purchase price was allocated as follows:

Current assets	$86
Property and equipment	1,198
Intangible assets	390
Goodwill	27,316

$28,990

Unaudited pro forma supplemental information on the results of operations for the three months ended March 31, 2003 and March 31, 2002 is provided below and reflects the acquisitions as if they had been combined at the beginning of each respective period. Effective with the adoption of SFAS 142 (see below) on January 1, 2002, the amortization of goodwill and certain intangible assets was discontinued.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For The Three Months Ended March 31,
	2003	2002
	(In thousands except per share data)
Net revenues	$267,996	$232,527

Net income	$53,545	$46,069

Income per common share:
Basic	$0.51	$0.43

Diluted	$0.50	$0.42

The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective preceding periods or of future results of operations of the combined companies.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” On January 1, 2002, the Company was required to adopt SFAS No. 142, which requires that goodwill and intangible assets with indefinite lives not be amortized and instead be measured for impairment at least annually, or when events indicate that an impairment exists. As required by SFAS No. 142, the Company performs impairment tests annually and when events or circumstances indicate that the value of goodwill or other indefinite-lived intangible assets might be impaired. The adoption of this standard had no material effect on the Company’s financial position or results of operations.

Note 3.    Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities, including securities that may be issued on exercise of outstanding stock options, that could share in the Company’s earnings. When the exercise of stock options is anti-dilutive, they are excluded from the calculation. There were no anti-dilutive stock options excluded from the calculation at March 31, 2003 and 2002.

A reconciliation of the numerators and the denominators of the basic and diluted income per common share computations is as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share data)
THREE MONTHS ENDED MARCH 31, 2003
Basic:
Income available to common stockholders	$52,922	104,808	$0.50

Effect of dilutive securities:
Stock options	—	2,655

Diluted:
Income available to common stockholders and holders of dilutive securities	$52,922	107,463	$0.49

THREE MONTHS ENDED MARCH 31, 2002
Basic:
Income available to common stockholders	$45,191	107,803	$0.42

Effect of dilutive securities:
Stock options	—	2,408

Diluted:
Income available to common stockholders and holders of dilutive securities	$45,191	110,211	$0.41

Note 4.     Stock Options

The Company applies Accounting Principles Board Opinion No. 25 in accounting for stock options outstanding, and accordingly, no compensation cost has been recognized for outstanding stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for stock options under Statement of Financial Accounting Standards No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	For The Three Months
	Ended March 31,
	2003	2002
	(In thousands, except per share data)
Net income:
As reported	$52,922	$45,191

Pro forma	$49,440	$40,853

Income per common share
Basic—as reported	$0.50	$0.42

Diluted—as reported	$0.49	$0.41

Basic—pro forma	$0.47	$0.38

Diluted—pro forma	$0.46	$0.37

LINCARE HOLDINGS INC. AND SUBSIDIARIES

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

Operating Results

The following table sets forth for the periods indicated a summary of the Company’s net revenues by source:

	For The Three Months Ended March 31,
	2003	2002
	(In thousands)
Oxygen and other respiratory therapy	$238,232	$205,268
Home medical equipment and other	26,941	23,253

Total	$265,173	$228,521

Net revenues for the three months ended March 31, 2003 increased by $36,652,000 (or 16.0%) compared with the three months ended March 31, 2002. The increase in net revenues is attributed to underlying growth in the market for the Company’s products, increased market share primarily resulting from the Company’s sales and marketing efforts that emphasize quality and customer service, and the effects of business acquisitions completed by the Company. The contribution of oxygen and other respiratory therapy products to the Company’s net revenues during the three months ended March 31, 2003 remained consistent with the prior year period, representing 89.8% of net revenues. The Company’s strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where it believes such services will enhance the Company’s primary respiratory business.

Costs of goods and services as a percentage of net revenues were 15.1% for the three months ended March 31, 2003 and the three months ended March 31, 2002.

Operating expenses expressed as a percentage of net revenues declined to 22.4% for the three months ended March 31, 2003 from 22.5% for the three months ended March 31, 2002. The Company was able to favorably offset wage and fuel price inflation with gains in productivity and control over fixed costs during the quarter.

Selling, general and administrative expenses as a percentage of net revenues were 21.2% for the three months ended March 31, 2003 compared with 20.9% for the three months ended March 31, 2002. The increase in selling, general and administrative expenses as a percentage of net revenues is primarily attributed to the Company’s expansion of its sales and marketing efforts within the geographic markets it currently serves and increases in premiums and retention amounts under its liability insurance policies.

Operating income for the three months ended March 31, 2003 increased to $88,005,000, or 33.2% of net revenues compared with $76,271,000, or 33.4% of net revenues, for the three months ended March 31, 2002. The increases in operating income is primarily attributable to the continued growth in net revenues, focusing product mix on higher margin products and control over operating costs.

Liquidity And Capital Resources

Net cash provided by operating activities was $88,480,000 for the three months ended March 31, 2003 compared with $74,596,000 for the three months ended March 31, 2002.

Net cash used in investing and financing activities was $85,649,000 for the three months ended March 31, 2003. Activity during the three-month period ended March 31, 2003 included the Company’s investment of $22,985,000 in business acquisitions, investment in capital equipment of $23,066,000, payments to acquire treasury stock of $39,270,000, proceeds of $55,134,000 from long-term obligations and payments of $58,069,000 related to long-term obligations.

As of March 31, 2003, the Company’s principal sources of liquidity consisted of $31,722,000 of working capital and $128,640,000 available under its revolving bank credit facility. The Company believes that internally generated funds, together with funds that may be borrowed under its bank credit facility, will be sufficient to meet the Company’s anticipated capital requirements for the foreseeable future.

On May 21, 2002, the Company’s Board of Directors authorized repurchases of up to $100,000,000 of the Company’s outstanding common stock. During the three month period ended March 31, 2003, the Company completed the remaining repurchase of common stock authorized under the 2002 program by repurchasing 3,211,029 shares of common stock. The total common stock held in treasury as of March 31, 2003 was $300,447,000. An additional repurchase of up to $100,000,000 was authorized by the Company’s Board of Directors on February 25, 2003. During the three month period ended March 31, 2003, the Company did not repurchase any shares of common stock under the 2003 program. Purchases are made through open market or privately negotiated transactions, subject to market conditions and trading restrictions.

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

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” This SFAS amends SFAS No. 123, “Accounting for Stock-Based Compensation,” in order to provide alternative computation methods for entities transitioning to the fair value based method of accounting for stock-based employee compensation. This SFAS also requires additional disclosure related to accounting methods used for stock-based employee compensation and pro forma amounts related to any period accounted for under the recognition and measurement principles of APB Opinion 25. See Note 4 for disclosure under SFAS No. 148.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees,” including indirect guarantees of indebtedness of others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, certain types of guarantees. The disclosure provisions of the interpretation are effective for financial statements for interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company does not expect this interpretation to have a material impact on its consolidated financial position or results of operations.

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

In December 2000, the “Consolidated Appropriations Act, 2001” (H.R. 4577) was signed into law. The appropriations act incorporated by reference the text of H.R. 5661, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), which included certain Medicare reimbursement and other policy changes. Among other things, BIPA required the U.S. General Accounting Office (“GAO”) to study Medicare reimbursement for drugs and biologicals and for related services. The GAO issued its report to Congress, entitled “Medicare Payments for Covered Outpatient Drugs Exceed Providers’ Cost,” in September 2001. The GAO made recommendations designed to improve the accuracy of Medicare payment for drugs and related services, including establishing Medicare payment levels for certain covered prescription drugs and their delivery and administration that are more closely related to their costs, examining the benefits and risks of utilizing competitive bidding for drugs covered under Medicare Part B, and instituting a process to monitor access to Medicare covered drugs to ensure that payment changes do not negatively affect access for particular drugs for groups of beneficiaries or in certain geographic areas. The government, acting through legislation or regulation, may implement some or all of the GAO’s recommendations. The Company cannot predict whether the government will take any such action and, if so, what effect such action will have on the Company’s ability to provide respiratory and infusion drugs and related services to Medicare beneficiaries in the future.

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

Forward Looking Statements

Statements contained herein that are not based on historical facts are forward-looking statements that are based on projections and estimates regarding the economy in general, the health care industry and other factors which impact the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. The estimates relate to, among other things, reimbursement by government and third party payors for the Company’s products, the costs associated with government regulation of the health care industry and the effects of competition and industry consolidation. In some cases, forward-looking statements that involve risks and uncertainties contain terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or variations of these terms or other comparable terminology.

Key factors that have an impact on the Company’s ability to attain these estimates include potential reductions in reimbursement rates by government and third party payors, changes in reimbursement policies, continued demand for the Company’s products and services, the availability of appropriate acquisition candidates and the Company’s ability to successfully complete acquisitions, efficient operations of the Company’s existing and future operating facilities, regulation and/or regulatory action affecting the Company or its business, economic and competitive conditions and access to borrowed and/or equity capital on favorable terms.

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

Item 3.     Quantitative and Qualitative Disclosure Regarding Market Risk

The Company had no derivative securities as of March 31, 2003. The Company is exposed to changes in interest rates as a result of its revolving bank credit facility which is based on the London Interbank Offered Rate. A 10% increase in interest rates related to the Company’s revolving bank credit facility would not have a material adverse effect on the Company’s earnings over the next fiscal year or the revolving bank credit facility’s fair value.

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

The following table sets forth the estimated impact on the fair value of the Company’s long-term obligations and the impact on earnings resulting from a hypothetical 10% decrease in interest rates.

Estimated fair value of financial instruments (in thousands):

				(Assuming 10% Decrease in Interest Rates)
	Face Amount	Carrying Amount	Fair Value	Hypothetical Change in Fair Value	Hypothetical Change in Annual Interest Expense
March 31, 2003:
Revolving bank credit facility	$63,000	$63,000	$63,000	$0	$(155)
Senior secured notes	125,000	125,000	129,349	479	0

December 31, 2002:
Revolving bank credit facility	$60,000	$60,000	$60,000	$0	$(154)
Senior secured notes	125,000	125,000	129,390	472	0

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

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

As a health care provider, Lincare is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documenting and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by the Company for payment of services rendered to customers. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process.

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

Private litigants may also make claims against the Company for violations of health care laws in actions known as qui tam suits. In these cases, the government has the opportunity to intervene in, and take control of, the litigation. The Company is a defendant in certain qui tam proceedings. The government has declined to intervene in all unsealed qui tam actions of which the Company is aware. Lincare is vigorously defending these suits.

Items 2-5.     Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits included or incorporated herein: See Exhibit Index.

(b)	The Company did not file a Current Report on Form 8-K during the three months ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.
Registrant

/s/ PAUL G. GABOS
Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer

May 15, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	By:	/s/ JOHN P. BYRNES
John P. Byrnes Chief Executive Officer

I, Paul G. Gabos, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lincare Holdings Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	By:	/s/ PAUL G. GABOS
Paul G. Gabos Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number		Exhibit	Sequentially Numbered Page

3.10	(A)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.11	(C)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.20	(I)	Amended and Restated By-Laws of Lincare Holdings Inc.,

10.20	(A)	Non-Qualified Stock Option Plan of Registrant

10.21	(A)	Lincare Holdings Inc. 1991 Stock Plan

10.22	(E)	Lincare Holdings Inc. 1994 Stock Plan

10.23	(E)	Lincare Holdings Inc. 1996 Stock Plan

10.24	(H)	Lincare Holdings Inc. 1998 Stock Plan

10.25	(E)	Lincare Holdings Inc. 2000 Stock Plan

10.26	(F)	Lincare Holdings Inc. 2001 Stock Plan

10.30	(H)	Lincare Inc. 401(k) Plan

10.31	(B)	Employee Stock Purchase Plan

10.40	(G)	Form of Executive Employment Agreement Dated December 15, 2001

10.50	(B)	Form of Non-Employee Director Stock Option Agreement

10.51	(B)	Form of Non-Qualified Stock Option Agreement

10.60	(H)	Amended and Restated Credit Agreement dated as of April 25, 2002

10.70	(D)	Senior Secured Note Purchase Agreement

10.71	(D)	Form of Series A Note

10.72	(D)	Form of Series B Note

10.73	(D)	Form of Series C Note

99.1		Certifications pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the Corresponding exhibit to the Registrant’s Registration Statement on
Form S-1 (No. 33-44672)
(B)	Incorporated by reference to the Registrant’s Form 10-K dated March 26 1998.
(C)	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.
(D)	Incorporated by reference to the Registrant’s Form 10-Q dated November 13, 2000.
(E)	Incorporated by reference to the Registrant’s Form 10-K dated March 29, 2001.
(F)	Incorporated by reference to the Registrant’s Form 10-Q dated August 1, 2001.
(G)	Incorporated by reference to the Registrant’s Form 10-K dated March 28, 2002.
(H)	Incorporated by reference to the Registrant’s Form 10-Q dated May 13, 2002.
(I)	Incorporated by reference to the Registrant’s Form 10-Q dated August 13, 2002.