Form 10-Q
period 2003-06-30
LINCARE HOLDINGS INC
filed 2003-08-14
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003

Common Stock, $0.01 par value	98,456,532 shares

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended June 30, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$48,955	$1,581
Restricted cash	9,363	0
Accounts and notes receivable	156,277	142,740
Income tax receivable	0	1,816
Inventories	2,873	2,987
Other	4,048	4,527

Total current assets	221,516	153,651

Property and equipment	555,195	515,272
Accumulated depreciation	(299,415)	(279,762)

Net property and equipment	255,780	235,510

Other assets:
Goodwill	937,944	800,905
Covenants not to compete	4,949	5,346
Other	10,132	3,189

Total other assets	953,025	809,440

Total assets	$1,430,321	$1,198,601

Current liabilities:
Current installments of long-term obligations	$59,904	$53,718
Accounts payable	27,675	26,962
Accrued expenses:
Compensation and benefits	23,306	17,569
Other	16,353	12,416
Income taxes payable	1,930	0

Total current liabilities	129,168	110,665

Long-term obligations, excluding current installments	370,701	155,525
Deferred income taxes	89,173	75,375
Minority interest	704	746

Total liabilities	589,746	342,311

Stockholders’ equity:
Common stock	1,219	1,217
Additional paid-in capital	211,178	206,525
Retained earnings	1,019,797	910,065
Treasury stock	(391,619)	(261,517)

Total stockholders’ equity	840,575	856,290

Total liabilities and stockholders’ equity	$1,430,321	$1,198,601

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net revenues	$283,132	$234,455	$548,305	$462,976

Costs and expenses:
Costs of goods and services	41,770	35,426	81,706	69,853
Operating expenses	63,639	52,537	123,118	103,943
Selling, general and administrative expenses	60,190	48,975	116,275	96,685
Bad debt expense	4,247	3,516	8,225	6,944
Depreciation expense	18,095	15,475	35,370	30,335
Amortization expense	412	414	827	833

	188,353	156,343	365,521	308,593

Operating income	94,779	78,112	182,784	154,383

Other income (expense):
Interest income	80	46	111	82
Interest expense	(4,098)	(3,508)	(7,593)	(7,256)
Net loss on disposal of property and equipment	(10)	(26)	(12)	(48)

	(4,028)	(3,488)	(7,494)	(7,222)

Income before income taxes	90,751	74,624	175,290	147,161
Income taxes	33,941	28,134	65,558	55,480

Net income	$56,810	$46,490	$109,732	$91,681

Basic earnings per common share	$0.55	$0.43	$1.05	$0.85

Diluted earnings per common share	$0.53	$0.42	$1.02	$0.83

Weighted average number of common shares outstanding	104,200,512	107,411,536	104,507,353	107,609,223

Weighted average number of common shares and common share equivalents outstanding	106,856,771	110,257,529	107,163,124	110,241,392

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income	$109,732	$91,681
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts and notes receivable	8,225	6,944
Depreciation expense	35,370	30,335
Loss on disposal of property and equipment	12	48
Amortization expense	827	833
Amortization of interest swap contracts	(392)	(392)
Deferred income tax benefit	13,799	8,003
Minority interest in net earnings of subsidiary	43	53
Change in assets and liabilities:
Increase in accounts and notes receivable	(16,700)	(6,076)
Decrease in inventories	747	113
Decrease in other current assets	479	2,536
Increase (decrease) in accounts payable	713	(1,112)
Increase (decrease) in accrued expenses	9,217	(1,628)
Increase in income taxes	5,282	7,215

Net cash provided by operating activities	167,354	138,553

Cash flows from investing activities:
Proceeds from sale of property and equipment	74	100
Capital expenditures	(49,563)	(42,169)
Increase in other assets	(5,804)	(1,261)
Business acquisitions, net of cash acquired	(130,979)	(35,835)
Cash restricted for future payments	(9,363)	(7,000)

Net cash used by investing activities	(195,635)	(86,165)

Cash flows from financing activities:
Proceeds from long-term obligations	463,268	109,268
Payment of long-term obligations	(260,547)	(143,992)
Decrease in minority interest	(85)	(98)
Proceeds from issuance of common stock	3,121	3,912
Proceeds from issuance of treasury stock	622	513
Payment to acquire treasury stock	(130,724)	(21,991)

Net cash provided (used) by financing activities	75,655	(52,388)

Net increase in cash	47,374	0
Cash and cash equivalents, beginning of period	1,581	0

Cash and cash equivalents, end of period	$48,955	$0

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2003, the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of Lincare Holdings Inc. and Subsidiaries (the “Company”) on Form 10-K for the fiscal year ended December 31, 2002. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 2002 is derived from the Company’s audited balance sheet as of that date.

Note 2.    Business Combinations

Lincare routinely acquires the business and related assets of local and regional companies as an ongoing strategy to increase sales within its markets. Lincare arrives at a negotiated purchase price taking into account such factors including, but not limited to, the acquired company’s historical and projected revenue growth, operating cash flow, product mix, payor mix, service reputation, and geographical location.

During the six months ended June 30, 2003, the Company acquired, in unrelated acquisitions, certain assets of eight companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition.

The aggregate cost of these acquisitions was as follows:

(In thousands)
Cash	$130,979
Deferred acquisition obligations	18,840
Assumption of liabilities	456

$150,275

The aggregate purchase price was allocated as follows:

Current assets	$5,549
Property and equipment	6,162
Intangible assets	430
Goodwill	138,134

$150,275

Unaudited pro forma supplemental information on the results of operations for the six months ended June 30, 2003 and June 30, 2002 is provided below and reflects the acquisitions as if they had been combined at the beginning of each respective period. Effective with the adoption of SFAS 142 (see below) on January 1, 2002, the amortization of goodwill and certain intangible assets was discontinued.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For The Six Months Ended June 30,
	2003	2002
	(In thousands, except per share data)
Net revenues	$568,971	$500,437

Net income	$113,585	$98,884

Income per common share:
Basic	$1.09	$0.92

Diluted	$1.06	$0.90

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

Note 3.    Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities, including securities that may be issued on exercise of outstanding stock options, that could share in the Company’s earnings. When the exercise of stock options is anti-dilutive, they are excluded from the calculation. There were no anti-dilutive stock options excluded from the calculation at June 30, 2003 and 2002.

The effect of approximately 5.2 million common shares issuable upon conversion of the Company’s 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) was not included in the computation of diluted earnings per share for the period ended June 30, 2003 because none of the conditions that would permit conversion of the Debentures had been satisfied during the period. The Company intends to settle the principal amount of the Debentures in cash.

A reconciliation of the numerators and the denominators of the basic and diluted income per common share computations is as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share data)
SIX MONTHS ENDED JUNE 30, 2003
Basic:
Income available to common stockholders	$109,732	104,507	$1.05

Effect of dilutive securities:
Stock options	—	2,656

Diluted:
Income available to common stockholders and holders of dilutive securities	$109,732	107,163	$1.02

SIX MONTHS ENDED JUNE 30, 2002
Basic:
Income available to common stockholders	$91,681	107,609	$0.85

Effect of dilutive securities:
Stock options	—	2,632

Diluted:
Income available to common stockholders and holders of dilutive securities	$91,681	110,241	$0.83

Note 4.     Stock Options

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” establishes financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 allows two alternative accounting methods: (1) a fair-value-based method, or (2) an intrinsic-value-based method which is prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. The Company has elected to account for its stock-based incentive plans and awards under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Had the Company determined compensation cost based on the fair value at the grant date for stock options under Statement of Financial Accounting Standards No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	For The Six Months
	Ended June 30,
	2003	2002
	(In thousands, except per share data)
Net income:
As reported	$109,732	$91,681
Deduct:
Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	$(7,200)	$(9,185)

Pro forma	$102,532	$82,496

Income per common share
Basic—as reported	$1.05	$0.85

Diluted—as reported	$1.02	$0.83

Basic—pro forma	$0.98	$0.77

Diluted—pro forma	$0.96	$0.75

LINCARE HOLDINGS INC. AND SUBSIDIARIES

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward Looking Statements

Statements contained in this Form 10-Q that are not based on historical facts are forward-looking statements that are based on projections and estimates regarding the economy in general, the health care industry and other factors that impact us. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. In some cases, forward-looking statements that involve risks and uncertainties contain terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or variations of these terms or other comparable terminology.

Key factors that have an impact on our ability to attain these estimates are described below in “Certain Risk Factors Relating to the Company’s Business” and include potential reductions in reimbursement rates by government and third party payors, changes in reimbursement policies, the demand for our products and services, the availability of appropriate acquisition candidates and our ability to successfully complete and integrate acquisitions, efficient operations of our existing and future operating facilities, regulation and/or regulatory action affecting us or our business, economic and competitive conditions and access to borrowed and/or equity capital on favorable terms.

In developing our forward-looking statements, we have made certain assumptions relating to reimbursement rates and policies, internal growth and acquisitions and the outcome of various legal and regulatory proceedings. If the assumptions used by us differ materially from what actually occurs, then actual results could vary significantly from the performance projected in the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q.

Operating Results

The following table sets forth for the periods indicated a summary of our net revenues by source:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Oxygen and other respiratory therapy	$256,733	$211,235	$494,965	$416,503
Home medical equipment and other	26,399	23,220	53,340	46,473

Total	$283,132	$234,455	$548,305	$462,976

Net revenues for the three months ended June 20, 2003 increased by $48,677,000 (or 20.8%) compared with the three months ended June 30, 2002, and for the six months ended June 30, 2003 increased $85,329,000 (or 18.4%) compared with the six months ended June 30, 2002. The increases in net revenues are attributed to underlying growth in the market for our products, increased market share primarily resulting from our sales and marketing efforts that emphasize quality and customer service, and the effects of business acquisitions we complete. The contribution of oxygen and other respiratory therapy products to our net revenues was 90.7% and 90.3%, respectively, during the three and six months ended June 30, 2003. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Costs of goods and services as a percentage of net revenues for the three and six months ended June 30, 2003 were 14.8% and 14.9%, respectively, compared with 15.1% for both the three and six-month periods of the prior year. The decrease in costs of goods and services as a percentage of net revenues is attributed primarily to growth in our home oxygen product lines, which generally carry a higher gross margin percentage than other products and services we provide.

Operating expenses expressed as a percentage of net revenues for both the three and six-month periods ended June 30, 2003 were 22.5%, consistent with the comparable prior year periods. We have been able to offset wage and fuel price inflation with gains in productivity and control over fixed costs during the periods.

Selling, general, and administrative expenses as a percentage of net revenues were 21.3% and 21.2% for the three and six-month periods ended June 30, 2003 as compared to 20.9% for both the three and six-month periods ended June 30, 2002. The increase in selling, general and administrative expenses as a percentage of net revenues is primarily attributed to the expansion of our sales and marketing efforts within existing geographic markets and increases in premiums and retention amounts under liability insurance policies.

Operating income for the three and six months ended June 30, 2003 was $94,779,000 (33.5% of net revenues) and $182,784,000 (33.3% of net revenues), respectively, compared with $78,112,000 (33.3% of net revenues) and $154,383,000 (33.3% of net revenues) for the comparable three and six months of the prior year. The increases in operating income are attributable to the continued growth in net revenues, focusing product mix on higher margin products and control over operating costs.

Liquidity And Capital Resources

Net cash provided by operating activities was $167,354,000 for the six months ended June 30, 2003 compared with $138,553,000 for the six months ended June 30, 2002.

Net cash used in investing and financing activities was $119,980,000 for the six months ended June 30, 2003. Activity during the six-month period ended June 30, 2003 included our investment of $140,342,000 in business acquisitions, investment in capital equipment of $49,563,000, payments to acquire treasury stock of $130,724,000, proceeds of $463,268,000 from long-term obligations and payments of $260,547,000 related to long-term obligations.

As of June 30, 2003, our principal sources of liquidity consisted of $92,348,000 of working capital and $191,700,000 available under our revolving bank credit facility. We believe that internally generated funds, together with funds that may be borrowed under the bank credit facility, will be sufficient to meet our anticipated capital requirements for the foreseeable future.

On June 4, 2003, the Board of Directors increased the size of our previously authorized share repurchase program, dated February 25, 2003, from $100.0 million to $225.0 million. During the three-month period ended June 30, 2003, we repurchased 2,924,000 shares of common stock for $91.5 million under this authorization. Purchases are made through open market or privately negotiated transactions, subject to market conditions and trading restrictions. As of June 30, 2003, the total common stock held in treasury was $391.6 million.

On June 11, 2003, we completed the sale of $250.0 million aggregate principal amount of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) in a private placement. The Debentures are convertible into shares of our common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. This is equivalent to a conversion price of approximately $53.33 per share of common stock. On June 23, 2003, we sold an additional $25.0 million of Debentures pursuant to the exercise in full of an over-allotment option granted to the initial purchasers of the Debentures. The Debentures are convertible into common stock in any calendar quarter if, among other circumstances, the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of our previous calendar quarter is greater than or equal to 120% of the applicable conversion price per share

(approximately $64.00 per share) of our common stock on such last trading day. Interest on the Debentures is payable at the rate of 3.0% per annum on June 15 and December 15 of each year, beginning on December 15, 2003. The Debentures are senior unsecured obligations and will mature on June 15, 2033. The Debentures are redeemable by us on or after June 15, 2008 and may be put to us for repurchase on June 15, 2008, 2010, 2013, or 2018.

Future Minimum Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under our senior secured notes, revolving bank credit facility, and Debentures, as well as contractual lease payments for facility, vehicle, and equipment leases and deferred acquisition obligations. As of June 30, 2003, we had no borrowings under the revolving bank credit agreement. The following table presents, in aggregate, scheduled payments under our contractual obligations (in thousands):

	Fiscal Years					Thereafter	Total
	(remaining 6 months) 2003	2004	2005	2006	2007
Short-term debt	$53,683	$6,221	$0	$0	$0	$0	$59,904
Long-term debt	0	50,374	45,127	200	0	275,000	370,701
Operating leases	14,620	23,331	15,732	7,680	3,656	1,073	66,092

Total	$68,303	$79,926	$60,859	$7,880	$3,656	$276,073	$496,697

New Accounting Standards

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This SFAS establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that an issuer classify a financial instrument that is within its scope as a liability. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and shall be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this Statement has not had a material impact on our financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This SFAS amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively. Adoption of FASB Statement 149 is not expected to materially impact our financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Variable interest entities are identified by reviewing our equity investment at risk, our ability to make decisions about the entity’s activities and our obligation to absorb the entity’s losses or right to receive expected residual returns. The adoption of this Interpretation has not had a material impact on our financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This SFAS amends SFAS No. 123, “Accounting for Stock-Based Compensation,” in order to provide alternative computation methods for entities transitioning to the fair-value-based method of accounting for stock-based employee compensation. This SFAS also requires additional disclosure related to accounting methods used for stock-based employee compensation and pro forma amounts related to any period accounted for under the recognition and measurement principles of APB Opinion 25. See Note 4 to Condensed Consolidated Financial Statements for disclosure pursuant to SFAS No. 148.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements for interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of this Interpretation has not had a material impact on our financial position or results of operations.

Medicare Reimbursement

As a provider of home oxygen and other respiratory therapy services for the home health care market, we participate in Medicare Part B, the Supplementary Medical Insurance Program, which was established by the Social Security Act of 1965. Providers of home oxygen and other respiratory therapy services have historically been heavily dependent on Medicare reimbursement due to the high proportion of elderly suffering from respiratory disease.

On June 26, 2003, the U.S. Senate and House of Representatives approved separate versions of legislation that would, among other things, provide expanded Medicare prescription drug coverage, modify payments to Medicare providers and institute administrative reforms aimed to improve Medicare program operations.

Historically, prescription drug coverage under Medicare Part B has been limited to products furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies we provide. Medicare reimbursement for covered Part B drugs is currently limited to 95 percent of the published average wholesale price (“AWP”) for the product. The term AWP is not defined in any statute or regulations, but refers to suggested prices published by third party compendia. Durable medical equipment (“DME”), including oxygen, is traditionally reimbursed based on fixed fee schedules.

The House and Senate bills differ in their approaches to amending the Part B drug reimbursement mechanisms to establish further drug payment limits in order to align payments more closely with providers’ acquisition costs and to achieve competitive, market-based pricing for drugs. The bills also differ in their approaches to reduce Medicare reimbursement for DME (including oxygen).

The House bill (H.R.1, “The Medicare Prescription Drug and Modernization Act of 2003”) would create a mechanism for reimbursement of prescription drugs and DME, using a market-based competitive acquisition program. The House bill would require the Secretary of the Department of Health and Human Services (the “Secretary”) to implement a national competitive bidding program for DME (including oxygen equipment) and inhalation drugs, whereby providers would go through a bidding process and must meet certain program standards in order to supply covered items within established competitive acquisition areas.

For each competitive acquisition area, the Secretary would conduct a competition under which providers would submit bids to supply certain covered items. Only successful bidders could supply the covered items in the acquisition area. The applicable contract award prices would be expected to be less than would be paid under current Medicare fee schedules and contracts would be re-bid at least every three years. The Secretary would be required to award contracts to multiple entities submitting bids in each area for an item or service, but would have the authority to limit the number of contractors in a competitive acquisition area to the number needed to meet projected demand. The programs would be phased-in over two years beginning in 2005, with priority given to high-cost and high-volume items and services.

The Senate bill (S.1, “The Prescription Drug and Medicare Improvement Act of 2003”) would establish new payment limits and procedures for drugs reimbursed under Part B. Effective January 1, 2004, the payment amount would be equal to the lesser of the AWP of the product, or 85 percent of the AWP of the product as of April 1, 2003, and thereafter such amount would be updated by the change in the consumer price index (“CPI”) for medical care. This payment amount could be further limited if the Secretary determines that the widely available market price (“WAMP”) to physicians and providers of a drug was different from the payment amount. If the WAMP differs from the payment amount, the WAMP would become the payment limit for that year, and would be used to determine payment limits in subsequent years. However, if the amount of payment reduction based on the WAMP were to exceed 15 percent of the prior year’s payment amount, the Secretary could only reduce payments by 15 percent per year until the full reduction is recognized.

The Senate bill also contains extensive provisions designed to permit the Secretary to adjust payment amounts for providers that administer drugs covered under Part B to compensate for the costs of drug administration as well as pharmacy dispensing fees. Further, the bill would require both the General Accounting Office (“GAO”) and the Office of Inspector General (“OIG”) to conduct studies with respect to the market prices of drugs and beneficiary access to covered Part B drugs.

The Senate bill does not include a national competitive bidding program, but rather calls for a seven-year freeze in rates for DME that would apply to each of the years 2004 through 2010; thereafter, the rates would be increased by the CPI. The Senate bill would also subject DME companies to an accreditation and quality assurance process.

The Senate and House bills are expected to undergo a reconciliation process within a legislative conference committee in an attempt to reach agreement in Congress on a single, consolidated bill. If enacted, such provisions contained in the final bill could have a material adverse effect on our financial position and results of operations.

If Congress fails to pass Medicare reform legislation, the Secretary could attempt to address prescription drug and other Medicare program payment reforms through the regulatory process, or through its already existing Inherent Reasonableness (“IR”) authority. See “Certain Risk Factors Relating to the Company’s Business.” Any such new regulations, depending on their content, could have a material adverse effect on our financial position and results of operations. If the Secretary were to reduce reimbursement for the products supplied by us using its IR authority, such could have a material adverse effect on our financial position and results of operations.

Federal and state budgetary and other cost-containment pressures will continue to impact the home respiratory care industry. We cannot predict whether new federal and state budgetary proposals will be adopted or the effect, if any, such proposals would have on our business.

Certain Risk Factors Relating to the Company’s Business

We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, financial condition, operating results or cash flows.

A MAJORITY OF OUR CUSTOMERS HAVE PRIMARY HEALTH COVERAGE UNDER MEDICARE PART B AND CHANGES IN THE REIMBURSEMENT RATES OR PAYMENT METHODOLOGIES UNDER THIS PROGRAM COULD HARM OUR BUSINESS.

As a provider of home oxygen and other respiratory therapy services for the home health care market, we have historically depended heavily on Medicare reimbursement as a result of the high proportion of elderly persons suffering from respiratory disease. Medicare Part B, the Supplementary Medical Insurance Program, provides coverage to eligible beneficiaries for durable medical equipment, such as oxygen equipment, respiratory assistance devices, continuous positive airway pressure devices, nebulizers and associated respiratory medications, hospital beds and wheelchairs for the home setting. In 2002, approximately 75% of our customers had primary coverage under Medicare Part B.

In the past, our business was affected by reductions in government reimbursement under Medicare as a result of the Balanced Budget Act of 1997, or the BBA. Although certain rate reductions resulting from the BBA were mitigated by subsequent legislation, the BBA significantly reduced payments under the Medicare program for our equipment and services. The BBA reduced Medicare reimbursement amounts for oxygen and oxygen equipment to 70% of the fee schedule amounts in effect during 1997. The BBA also reduced payment amounts for covered drugs and biologicals to 95% of the AWP of such covered items. There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical equipment and services. Medicare is subject to statutory and regulatory changes, retroactive rate adjustments, administrative and executive orders and governmental funding restrictions, all of which could materially decrease payments to us for the services and equipment we provide.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED RESPIRATORY MEDICATIONS, AND THE U.S. GENERAL ACCOUNTING OFFICE HAS MADE RECOMMENDATIONS TO CHANGE THE PAYMENT METHODOLOGY FOR THESE DRUGS, WHICH COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

In September 2001, the U.S. General Accounting Office, or GAO, issued a report to Congress containing an evaluation of Medicare’s AWP reimbursement methodology for covered prescription drugs. The GAO’s report included recommendations for establishing Medicare payment levels for drugs that are more closely related to acquisition costs and examining the benefits and risks of implementing a competitive bidding system for drugs. Some members of Congress and officials at the Centers for Medicare and Medicaid Services, or CMS, have expressed support for revising Medicare’s AWP payment methodology for drugs, but to date there has been no agreement within Congress and the regulating authorities as to what the alternative should be. See “Medicare Reimbursement.” The government, acting through legislation or regulation, may implement some or all of the GAO’s recommendations. Medicare-covered respiratory and infusion drugs reimbursed by Medicare under the AWP payment formula account for approximately 22% of our net revenues. Such payment adjustments, if implemented, could negatively impact our revenues, net income and cash flows and, thereby, harm our business.

RECENT REGULATORY CHANGES SUBJECT THE MEDICARE REIMBURSEMENT RATES FOR OUR EQUIPMENT AND SERVICES TO POTENTIAL DISCRETIONARY ADJUSTMENT BY THE CENTERS FOR MEDICARE AND MEDICAID SERVICES, WHICH COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

In February 2003, a final rule governing CMS’ Inherent Reasonableness, or IR, authority became effective. The IR rule establishes a process for adjusting fee schedule amounts for Medicare Part B services when existing payment amounts are determined to be either grossly excessive or deficient. The rule describes the factors that CMS or its contractors will consider in making such determinations and the procedures that will be followed in establishing new payment amounts. To date, no payment adjustments have occurred or been proposed as a result of the IR rule.

The effectiveness of the IR rule itself does not trigger payment adjustments for any items or services. Nevertheless, the IR rule puts in place a process that could eventually have a significant impact on Medicare payments for our equipment and services. We cannot predict whether or when CMS will exercise its IR authority with respect to our equipment and services. Such payment adjustments, if implemented, could reduce our revenues, net income and cash flows.

THE IMPOSITION OF A COMPETITIVE BIDDING PROCESS UNDER MEDICARE COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

Under the BBA, CMS conducted competitive bidding demonstration projects for the acquisition of Medicare covered items of durable medical equipment, including oxygen equipment and respiratory medications. These demonstration projects are now completed and are being evaluated by CMS and other government agencies to determine the effectiveness of the projects and the feasibility of implementing a competitive bidding program across a broader scope of covered items and geographic areas. The implementation of a competitive bidding system could result in lower reimbursement rates, preclude certain providers from providing certain items to Medicare beneficiaries in selected geographic markets, or exclude certain items and services from coverage. There are members of Congress who have expressed support for legislation to create a national competitive bidding system. See “Medicare Reimbursement.” We cannot predict whether such a system might be implemented or the effect that such a system would have on our business.

FUTURE REDUCTIONS IN REIMBURSEMENT RATES UNDER MEDICAID COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

Due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs, including funding for our equipment and services. These cuts have included, or may include, elimination or reduction of coverage for some or all of our equipment and services, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Approximately 5% of our customers are eligible for primary Medicaid benefits, and approximately 9% of our payments from primary and secondary insurance benefits are funded by state Medicaid programs. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for our equipment and services which, in turn, could have a material adverse effect on our financial position and operating results.

FUTURE REDUCTIONS IN REIMBURSEMENT RATES FROM PRIVATE PAYORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Payors such as private insurance companies and employers are under pressure to increase profitability and reduce costs. In response, certain payors are limiting coverage or reducing reimbursement rates for the equipment and services we provide. Approximately 17% of our customers and approximately 26% of our payments are derived from private payors. Continued financial pressures on these entities could lead to further reimbursement reductions for our equipment and services that could have a material adverse effect on our financial condition and operating results.

WE DEPEND UPON REIMBURSEMENT FROM THIRD PARTY PAYORS FOR A SIGNIFICANT MAJORITY OF OUR REVENUES, AND IF WE FAIL TO MANAGE THE COMPLEX AND LENGTHY REIMBURSEMENT PROCESS, OUR BUSINESS AND OPERATING RESULTS COULD SUFFER.

We derive a significant majority of our revenues from reimbursement by third party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Approximately 58% of our payments are derived from Medicare, 26% from private insurance carriers, 9% from Medicaid and the balance directly from individual customers and commercial entities.

Our financial condition and results of operations may be affected by the reimbursement process, which in the health care industry is complex and can involve lengthy delays between the time that services are rendered and the time that the reimbursement amounts are settled. Depending on the payor, we may be required to obtain certain payor-specific documentation from physicians and other health care providers before submitting claims for reimbursement. Certain payors have filing deadlines and they will not pay claims submitted after such time. We cannot assure you that we will be able to continue to effectively manage the reimbursement process and collect payments for our equipment and services promptly.

WE ARE SUBJECT TO EXTENSIVE FEDERAL AND STATE REGULATION, AND IF WE FAIL TO COMPLY WITH APPLICABLE REGULATIONS, WE COULD SUFFER SEVERE CRIMINAL OR CIVIL SANCTIONS OR BE REQUIRED TO MAKE SIGNIFICANT CHANGES TO OUR OPERATIONS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

The federal government and all states in which we currently operate regulate many aspects of our business. In particular, our operating centers are subject to federal laws that regulate the repackaging of drugs (including oxygen). We are subject to federal laws that regulate interstate motor-carrier transportation. Our operations also are subject to state laws governing, among other things, pharmacies, nursing services, distribution of medical equipment and certain types of home health activities. Certain of our employees are subject to state laws and regulations governing the ethics and professional practices of respiratory therapy, pharmacy and nursing.

As a health care supplier, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documenting and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request customer records and other documents to support our claims for payment. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to the legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

Health care is an area of rapid regulatory change. Changes in the law and new interpretations of existing laws may affect permissible activities, the costs associated with doing business, and reimbursement amounts paid by federal, state and other third party payors. We cannot predict the future of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or possible changes in national health care policies. Future legislation and regulatory changes could have a material adverse effect on our business.

COMPLIANCE WITH NEW REGULATIONS UNDER THE FEDERAL HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 AND RELATED RULES, OR HIPAA, RELATING TO THE TRANSMISSION AND PRIVACY OF HEALTH INFORMATION COULD IMPOSE ADDITIONAL SIGNIFICANT COSTS ON OUR OPERATIONS.

Numerous federal and state laws and regulations govern the collection, dissemination, use and confidentiality of patient-identifiable health information, including HIPAA. HIPAA requires us to comply with standards for the use and disclosure of health information within our company and with third parties, such as payors, business associates and customers. These include standards for common health care electronic transactions and code sets, such as claims information, plan eligibility, payment information and the use of electronic signatures, and privacy and electronic security of individually identifiable health information. Each set of HIPAA regulations has a specified compliance date and requires health care providers, including us, in addition to health plans and clearinghouses, to develop and maintain policies and procedures with respect to protected health information that is used or disclosed.

The HIPAA regulations mandate that standardized transaction and code sets be developed and used for electronic billing purposes by all payors in the United States, including both government and private health plans. While the Medicare program has historically used a uniform set of transaction codes for electronic claim submission and payment, certain billing codes have varied among the different state Medicaid programs and certain health plans. It is currently unknown whether every existing billing code used by certain Medicaid and private health plans for products provided in the home care setting will have a corresponding code in the final HIPAA transaction sets. Additionally, it is unknown whether certain state Medicaid and private health plans will be able to accept the standardized code sets by the dates specified in the regulation for compliance. The absence of certain standardized codes for our equipment and services or the inability of certain payors to accept such electronic codes may preclude us from submitting electronic claims for payment to those payors. Such an outcome would require the submission of paper claims, which could ultimately result in delays and difficulties in collecting these claims, and could have a material adverse effect on our financial position and operating results.

If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payors, and the cost of complying with these standards could be significant.

WE MAY UNDERTAKE ACQUISITIONS THAT COULD SUBJECT US TO UNANTICIPATED LIABILITIES AND THAT COULD FAIL TO ACHIEVE EXPECTED BENEFITS.

Our strategy is to increase our market share through internal growth and strategic acquisitions. Consideration for the acquisitions has generally consisted of cash, unsecured non-interest bearing obligations and the assumption of certain liabilities.

The implementation of an acquisition strategy entails certain risks, including inaccurate assessment of undisclosed liabilities, entry into markets in which we may have limited or no experience, diversion of management’s attention and human resources from our underlying business, difficulties in integrating the operations of an acquired business or in realizing anticipated efficiencies and cost savings, failure to retain key management or operating personnel of the acquired business, and an increase in indebtedness and a limitation in the ability to access additional capital on favorable terms. The successful integration of an acquired business may be dependent on the size of the acquired business, condition of the customer billing records, complexity of system conversions and execution of the integration plan by local management. If we do not successfully integrate the acquired business, we could fail to achieve the expected revenue contribution from the acquisition or there could be delays in the billing and collection of claims for services rendered to customers, which could have a material adverse effect on our financial position and operating results.

WE FACE INTENSE NATIONAL, REGIONAL AND LOCAL COMPETITION AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, WE WILL LOSE REVENUES AND OUR BUSINESS WILL SUFFER.

The home respiratory market is a fragmented and highly competitive industry. We compete against other national providers and, by our estimate, more than 2,000 local and regional providers. Home respiratory companies compete primarily on the basis of service rather than price since reimbursement levels are established by Medicare and Medicaid or by the individual determinations of private health plans.

Our ability to compete successfully and to increase our referrals of new customers are highly dependent upon our reputation within each local health care market for providing responsive, professional and high quality service and achieving strong customer satisfaction. Given the relatively low barriers to entry in the home respiratory market, we expect that the industry will become increasingly competitive in the future. Increased competition in the future could limit our ability to attract and retain key operating personnel and achieve continued growth in our core business.

INCREASES IN OUR COSTS COULD ERODE OUR PROFIT MARGINS AND SUBSTANTIALLY REDUCE OUR NET INCOME AND CASH FLOWS.

Cost containment in the health care industry, fueled, in part, by federal and state government budgetary shortfalls, is likely to result in constant or decreasing reimbursement amounts for our equipment and services. As a result, our profit margins will decrease if we are unable to control our operating cost levels. Labor and related costs account for approximately 43% of our operating costs and expenses. We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage administrative and service employees. Since reimbursement rates are established by fee schedules mandated by Medicare, Medicaid and private payors, we are not able to offset the effects of general inflation in labor and related cost components, if any, through increases in prices for our equipment and services. Consequently, such cost increases could erode our profit margins and reduce our net income.

Item 3.     Quantitative and Qualitative Disclosure Regarding Market Risk

We had no derivative securities as of June 30, 2003. We are exposed to changes in interest rates as a result of our revolving bank credit facility which is based on the London Interbank Offered Rate. A 10% increase in interest rates related to our revolving bank credit facility would not have a material adverse effect on our earnings over the next fiscal year or the revolving bank credit facility’s fair value.

The fair value of our debt securities are subject to change as a result of changes in interest rates. We estimate potential changes in the fair value of interest rate sensitive financial instruments based on a hypothetical decrease (or increase) in interest rates. Our use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account anticipated operating and financial transactions.

The following table sets forth the estimated impact on the fair value of our long-term obligations and the impact on earnings resulting from a hypothetical 10% decrease in interest rates.

Estimated fair value of long-term obligations (in thousands):

				(Assuming 10% Decrease in Interest Rates)
	Face Amount	Carrying Amount	Fair Value	Hypothetical Change in Fair Value	Hypothetical Change in Annual Interest Expense
June 30, 2003:
Revolving bank credit facility	$0	$0	$0	$0	$0
Senior secured notes	125,000	125,000	129,566	116	0
Convertible debentures	275,000	275,000	277,063	2,294	0
Deferred obligations	30,605	30,605	30,605	0	0

December 31, 2002:
Revolving bank credit facility	$60,000	$60,000	$60,000	$0	$(154)
Senior secured notes	125,000	125,000	129,390	472	0
Deferred obligations	24,243	24,243	24,243	0	0

Item 4.    Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

As a health care provider, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documenting and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims we submit for payment of services rendered to customers. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process.

Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

From time to time, we receive inquiries from various government agencies requesting customer records and other documents. It has been our policy to cooperate with all such requests for information. The government has not instituted any proceedings or served us with any complaints as a result of these inquiries.

Private litigants may also make claims against health care providers for violations of health care laws in actions known as qui tam suits. In these cases, the government has the opportunity to intervene in, and take control of, the litigation. We are a defendant in certain qui tam proceedings. The government has declined to intervene in all unsealed qui tam actions of which we are aware and we are vigorously defending these suits.

Item 2.    Changes in Securities and Use of Proceeds

On June 11, 2003, we issued $250.0 million aggregate principal amount of 3.00% Convertible Senior Debentures due 2033 (the “Debentures”) in a private placement, under the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), to J.P. Morgan Securities Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., Credit Lyonnais Securities (USA) Inc. and NatCity Investments, Inc. We granted these initial purchasers the right to purchase up to an additional $25.0 million aggregate principal amount of the Debentures and, on June 23, 2003, the initial purchasers purchased the additional $25.0 million of Debentures. Financing costs of $6.2 million were incurred in connection with the issuance. The initial purchasers resold the Debentures to “qualified institutional buyers” as defined in Rule 144A under the Securities Act in transactions exempt from registration in accordance with Rule 144A.

The Debentures may be converted into shares of our common stock at the applicable conversion rate, under the following conditions:

•	during any calendar quarter commencing after June 30, 2003, if the last reported sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the conversion price (120% of $53.33, or $64.00);

•	if the Debentures have been called for redemption;

•	upon the occurrence of certain corporate transactions, such as a consolidation, merger or binding share exchange pursuant to which shares of our common stock would be converted into cash, securities or other property; or

•	if we obtain a credit rating for the Debentures, during any period in which the credit rating assigned to the Debentures by Standard & Poor’s Rate Services (“S&P”) is below BB+, or the credit rating assigned to the debentures by Moody’s Investors Services (“Moody’s”) is below Ba1, or either S&P or Moody’s discontinues, withdraws or suspends its rating to the Debentures.

The conversion rate, subject to adjustment, is 18.7515 shares of common stock per $1,000 principal amount of Debentures, or approximately $53.33 per share of common stock based on the issue price of the Debentures.

Item 3.    Not Applicable.

Item 4.    Submission of Matters to a Vote of the Security Holders

Our Annual Meeting of Shareholders was held on May 19, 2003. The following matters were voted on at the Annual Meeting, with the number of votes cast for, against or withheld, as applicable in each case, indicated next to each such matter.

1.	Election of Directors	For	Withheld
	J.P. Byrnes	94,227,853	1,384,621
	S.H. Altman, Ph.D	94,953,469	659,005
	C.B. Black	94,997,995	614,479
	F.D. Byrne, M.D	94,083,590	1,528,884
	F.T. Cary	94,018,818	1,593,656
	W.F. Miller, III	94,083,628	1,528,846

2.	Approval of the amendment to the Company’s 2001 Stock Plan:

	For: 75,739,426 Against: 19,733,610 Withheld: 139,438

Item 5.    Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits included or incorporated herein: See Exhibit Index.

(b)	Reports on Form 8-K

Furnished April 22, 2003: Announcement of the financial results for the quarter ended March 31, 2003.

Filed June 6, 2003: Press release announcing the authorization by the Board of Directors of an additional repurchase of up to $225.0 million of common stock.

Filed June 9, 2003: Press release announcing agreement to sell $250.0 million of 3.0% Convertible Senior Debentures.

Filed June 12, 2003: Announcement of the completion of the sale of $250.0 million of 3.0% Convertible Senior Debentures.

Filed June 24, 2003: Announcement of the completion of the sale of an additional $25.0 million of 3.0% Convertible Senior Debentures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.
Registrant

/s/ PAUL G. GABOS
Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer

August 14, 2003

INDEX OF EXHIBITS

Exhibit Number		Exhibit	Sequentially Numbered Page

4.10	(A)	Indenture between Lincare Holdings Inc. and U.S. Bank Trust National Association dated June 11, 2003

4.20	(A)	Registration Rights Agreement dated June 11, 2003

10.27		Amended Lincare Holdings Inc. 2001 Stock Plan

10.63		First Amendment to Amended and Restated Credit Agreement dated June 4, 2003

31.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

31.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

(A)	Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.