Form 10-Q
period 2003-09-30
LINCARE HOLDINGS INC
filed 2003-11-13
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003

Common Stock, $0.01 par value	98,354,516 shares

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended September 30, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$3,368	$1,581
Restricted cash	10,493	0
Accounts and notes receivable	156,187	142,740
Income tax receivable	0	1,816
Inventories	2,497	2,987
Other	5,127	4,527

Total current assets	177,672	153,651

Property and equipment	581,218	515,272
Accumulated depreciation	(315,008)	(279,762)

Net property and equipment	266,210	235,510

Other assets:
Goodwill	940,859	800,905
Covenants not to compete	4,593	5,346
Other	10,451	3,189

Total other assets	955,903	809,440

Total assets	$1,399,785	$1,198,601

Current liabilities:
Current installments of long-term obligations	$75,397	$53,718
Accounts payable	30,279	26,962
Accrued expenses:
Compensation and benefits	22,718	17,569
Other	17,615	12,416
Income taxes payable	1,433	0

Total current liabilities	147,442	110,665

Long-term obligations, excluding current installments	366,075	155,525
Deferred income taxes	99,544	75,375
Minority interest	727	746

Total liabilities	613,788	342,311

Stockholders’ equity:
Common stock	1,222	1,217
Additional paid-in capital	216,099	206,525
Retained earnings	1,080,220	910,065
Treasury stock	(511,544)	(261,517)

Total stockholders’ equity	785,997	856,290

Total liabilities and stockholders’ equity	$1,399,785	$1,198,601

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net revenues	$296,268	$244,174	$844,573	$707,150

Costs and expenses:
Costs of goods and services	43,957	36,806	125,663	106,659
Operating expenses	65,391	54,716	188,509	158,659
Selling, general and administrative expenses	61,091	51,154	177,366	147,839
Bad debt expense	4,444	3,663	12,669	10,607
Depreciation expense	19,289	16,210	54,659	46,545
Amortization expense	381	415	1,208	1,248

	194,553	162,964	560,074	471,557

Operating income	101,715	81,210	284,499	235,593

Other income (expense):
Interest income	59	39	170	121
Interest expense	(5,161)	(3,415)	(12,754)	(10,671)
Net loss on disposal of property and equipment	(90)	(57)	(102)	(105)

	(5,192)	(3,433)	(12,686)	(10,655)

Income before income taxes	96,523	77,777	271,813	224,938
Income taxes	36,100	29,321	101,658	84,801

Net income	$60,423	$48,456	$170,155	$140,137

Basic earnings per common share	$0.61	$0.45	$1.66	$1.31

Diluted earnings per common share	$0.59	$0.44	$1.61	$1.27

Weighted average number of common shares outstanding	99,236,013	106,621,843	102,730,930	107,282,987

Weighted average number of common shares and common share equivalents outstanding	102,430,230	109,601,256	105,566,183	110,030,756

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Nine Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net income	$170,155	$140,137
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts and notes receivable	12,669	10,607
Depreciation expense	54,659	46,545
Loss on disposal of property and equipment	102	105
Amortization expense	1,208	1,248
Amortization of interest swap contracts	(573)	(587)
Deferred income tax benefit	24,170	15,553
Minority interest in net earnings of subsidiary	65	74
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts and notes receivable	(20,618)	(10,510)
Decrease in inventories	1,135	59
(Increase) decrease in other current assets	(600)	2,332
Increase (decrease) in accounts payable	3,317	(3,203)
Increase (decrease) in accrued expenses	9,885	(7,889)
Increase in income taxes payable	6,754	11,028

Net cash provided by operating activities	262,328	205,499

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,228	217
Capital expenditures	(80,301)	(62,129)
Increase in other assets	(6,123)	(1,134)
Business acquisitions, net of cash acquired	(133,356)	(56,887)
Cash restricted for future payments	(10,493)	0

Net cash used by investing activities	(229,045)	(119,933)

Cash flows from financing activities:
Proceeds from long-term obligations	563,402	124,402
Payment of long-term obligations	(350,860)	(163,303)
Decrease in minority interest	(85)	(98)
Proceeds from issuance of common stock	6,074	5,495
Proceeds from issuance of treasury stock	941	788
Payment to acquire treasury stock	(250,968)	(51,962)

Net cash used by financing activities	(31,496)	(84,678)

Net increase in cash	1,787	888
Cash and cash equivalents, beginning of period	1,581	0

Cash and cash equivalents, end of period	$3,368	$888

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2003, the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes to the financial statements of Lincare Holdings Inc. and Subsidiaries (the “Company”) on Form 10-K for the fiscal year ended December 31, 2002. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated balance sheet as of December 31, 2002, is derived from the Company’s audited balance sheet as of that date.

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

During the nine months ended September 30, 2003, the Company acquired, in unrelated acquisitions, certain assets of eleven companies. Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition.

The aggregate cost of these acquisitions was as follows:

(In thousands)
Cash	$133,356
Deferred acquisition obligations	19,621
Assumption of liabilities	464

$153,441

The aggregate purchase price was allocated as follows:

Current assets	$5,588
Property and equipment	6,388
Intangible assets	455
Goodwill	141,010

$153,441

Unaudited pro forma supplemental information on the results of operations for the nine months ended September 30, 2003 and September 30, 2002 is provided below and reflects the acquisitions as if they had been combined at the beginning of each respective period.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For The Nine Months Ended September 30,
	2003	2002
	(In thousands, except per share data)
Net revenues	$869,203	$767,490

Net income	$174,904	$151,880

Income per common share:
Basic	$1.70	$1.42

Diluted	$1.66	$1.38

The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective preceding periods or of future results of operations of the combined companies.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” On January 1, 2002, the Company was required to adopt SFAS No. 142, which requires that goodwill and intangible assets with indefinite lives not be amortized and instead be measured for impairment at least annually, or when events indicate that an impairment may exist. As required by SFAS No. 142, the Company performs impairment tests annually and when events or circumstances indicate that the value of goodwill or other indefinite-lived intangible assets might be impaired. The adoption of this standard had no material effect on the Company’s financial position or results of operations.

Note 3.    Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities, including securities that may be issued on exercise of outstanding stock options, that could share in the Company’s earnings. When the exercise of stock options is anti-dilutive, they are excluded from the calculation. There were no anti-dilutive stock options excluded from the calculation at September 30, 2003 and 2002.

The effect of approximately 5.2 million common shares issuable upon conversion of the Company’s 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) was not included in the computation of diluted earnings per share for the period ended September 30, 2003, because none of the conditions that would permit conversion of the Debentures had been satisfied during the period. The Company intends to settle the principal amount of the Debentures in cash.

A reconciliation of the numerators and the denominators of the basic and diluted income per common share computations is as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Numerator:
Basic—Income available to common stockholders	$60,423	$48,456	$170,155	$140,137
Effect of dilutive securities—Stock options	—	—	—	—

Diluted—Income available to common stockholders and holders of dilutive securities	$60,423	$48,456	$170,155	$140,137

Denominator:
Weighted average shares	99,236	106,622	102,731	107,283
Effect of dilutive securities – Stock options	3,194	2,979	2,835	2,748

Adjusted weighted average shares	102,430	109,601	105,566	110,031

Per share amount:
Basic	$0.61	$0.45	$1.66	$1.31

Diluted	$0.59	$0.44	$1.61	$1.27

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net income:
As reported	$60,423	$48,456	$170,155	$140,137
Deduct:
Total stock-based compensation expense determined for all awards under fair value-based method, net of related tax effects	(5,154)	(4,847)	(12,354)	(14,032)

Pro forma	$55,269	$43,609	$157,801	$126,105

Income per common share:
Basic—as reported	$0.61	$0.45	$1.66	$1.31

Diluted—as reported	$0.59	$0.44	$1.61	$1.27

Basic—pro forma	$0.56	$0.41	$1.54	$1.18

Diluted—pro forma	$0.54	$0.40	$1.49	$1.15

LINCARE HOLDINGS INC. AND SUBSIDIARIES

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operating Results

The following table sets forth for the periods indicated a summary of our net revenues by source:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Oxygen and other respiratory therapy	$269,647	$220,944	$764,612	$637,447
Home medical equipment and other	26,621	23,230	79,961	69,703

Total	$296,268	$244,174	$844,573	$707,150

Net revenues for the three months ended September 30, 2003, increased by $52.1 million, an increase of 21.3% compared with the three months ended September 30, 2002. The 21.3% increase in net revenues was comprised of 11.0% internal growth and 10.3% acquisition growth. Net revenues for the nine months ended September 30, 2003, increased by $137.4 million, an increase of 19.4% over the comparable period last year. The 19.4% increase in net revenues was comprised of 10.1% internal growth and 9.3% acquisition growth. The internal growth in net revenues is attributed to underlying growth in the market for our products (estimated at 6.0% annually) and increased market share resulting primarily from our sales and marketing efforts that emphasize high quality equipment and customer service. We did not experience any material changes in the prices of our products during the periods indicated. Growth in net revenues from acquisitions is attributed to the effects of business acquisitions of local and regional companies. During the third quarter and nine months ended September 30, 2003, we completed the acquisition of three companies with annual revenues of approximately $2.0 million and 11 companies with annual revenues of approximately $80.0 million, respectively.

The contribution of oxygen and other respiratory therapy products to our net revenues was 91.0% and 90.5%, respectively, during the three and nine months ended September 30, 2003. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Costs of goods and services as a percentage of net revenues for the three and nine months ended September 30, 2003, were 14.8% and 14.9%, respectively, compared with 15.1% for both the three and nine-month periods of the prior year. The decrease in costs of goods and services expressed as a percentage of net revenues is attributed primarily to growth in our respiratory product lines, which generally carry a higher gross margin percentage than other products and services we provide.

Operating expenses expressed as a percentage of net revenues for the three and nine-month periods ended September 30, 2003, were 22.1% and 22.3%, respectively, compared with 22.4% for both the three and nine-month periods of the prior year. The decrease in operating expenses expressed as a percentage of net revenues is attributed to gains in productivity and control over fixed costs during the periods.

Selling, general and administrative expenses expressed as a percentage of net revenues were 20.6% and 21.0% for the three and nine-month periods ended September 30, 2003, compared with 20.9% for both the three and nine-month periods ended September 30, 2002.

Operating income for the three and nine months ended September 30, 2003, was $101.7 million (34.3% of net revenues) and $284.5 million (33.7% of net revenues), respectively, compared with $81.2 million (33.3% of net revenues) and $235.6 million (33.3% of net revenues) for the comparable three and nine months of the prior year. The increases in operating income are attributable to the continued growth in net revenues, focusing product mix on higher margin products and control over operating costs.

Liquidity And Capital Resources

Net cash provided by operating activities increased by 27.7% to $262.3 million for the nine months ended September 30, 2003 compared with $205.5 million for the nine months ended September 30, 2002. Contributing to the increase in net cash from operating activities was a decrease in net accounts receivable days sales outstanding (“DSO”) resulting from improved collection performance. At September 30, 2003, our DSO was 47 days compared to 54 days at September 30, 2002.

Net cash used in investing and financing activities was $260.5 million for the nine months ended September 30, 2003. Activity during the nine-month period ended September 30, 2003, included our investment of $133.4 million in business acquisitions, investment in capital equipment of $80.3 million, payments to acquire treasury stock of $251.0 million, proceeds of $563.4 million from long-term obligations and payments of $350.9 million related to long-term obligations.

As of September 30, 2003, our principal sources of liquidity consisted of $30.2 million of working capital and $146.7 million available under our revolving bank credit facility. We believe that internally generated funds, together with funds that may be borrowed under the bank credit facility, will be sufficient to meet our anticipated capital requirements for the foreseeable future.

On June 4, 2003, the Board of Directors increased the size of our previously authorized share repurchase program, adopted as of February 25, 2003, from $100.0 million to $225.0 million. As of September 30, 2003, we had repurchased 6,354,000 shares of common stock for $211.7 million under this authorization. Purchases are made through open market or privately negotiated transactions, subject to market conditions and trading restrictions. As of September 30, 2003, the total common stock held in treasury was $511.5 million.

On June 11, 2003, we completed the sale of $250.0 million aggregate principal amount of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) in a private placement. The Debentures are convertible into shares of our common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. This is equivalent to a conversion price of approximately $53.33 per share of common stock. On June 23, 2003, we sold an additional $25.0 million principal amount of Debentures pursuant to the exercise in full of an over-allotment option granted to the initial purchasers of the Debentures. The Debentures are convertible into common stock in any calendar quarter if, among other circumstances, the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of our previous calendar quarter is greater than or equal to 120% of the applicable conversion price per share ($64.00 per share) of our common stock on such last trading day. Interest on the Debentures is payable at the rate of 3.0% per annum on June 15 and December 15 of each year, beginning on December 15, 2003. The Debentures are senior unsecured obligations and will mature on June 15, 2033. The Debentures are redeemable by us on or after June 15, 2008 and may be put to us for repurchase on June 15, 2008, 2010, 2013, or 2018.

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

	Fiscal Years					Thereafter	Total
	(remaining 3 months) 2003	2004	2005	2006	2007
Short-term debt	$21,226	$54,171	$0	$0	$0	$0	$75,397
Long-term debt	45,055	627	45,193	200	0	275,000	366,075
Operating leases	7,768	25,977	18,121	9,502	4,667	1,461	67,496

Total	$74,049	$80,775	$63,314	$9,702	$4,667	$276,461	$508,968

Medicare Reimbursement

As a provider of home oxygen and other respiratory therapy services for the home health care market, we participate in Medicare Part B, the Supplementary Medical Insurance Program, which was established by the Social Security Act of 1965. Providers of home oxygen and other respiratory therapy services have historically been heavily dependent on Medicare reimbursement due to the high proportion of elderly suffering from respiratory disease. Durable medical equipment (“DME”), including oxygen, is traditionally reimbursed by Medicare based on fixed fee schedules.

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

The Senate and House bills are currently undergoing a reconciliation process within a legislative conference committee in an attempt to reach agreement in Congress on a single, consolidated bill. If enacted, such provisions contained in the final bill could have a material adverse effect on our financial position and results of operations.

If Congress fails to pass Medicare reform legislation, the Secretary could attempt to address prescription drug and other Medicare program payment reforms through the regulatory process, or through its already existing Inherent Reasonableness (“IR”) authority. See “Certain Risk Factors Relating to the Company’s Business.” On August 20, 2003, the Department of Health and Human Services, Centers for Medicare and Medicaid Services (“CMS”), issued a proposed rule which would revise, based on one of four approaches, the current payment methodology for Part B covered drugs, including inhalation medications that we provide to our Medicare customers. Public comments on the proposed rule were due for submission to CMS by October 14, 2003. Any such new regulations, depending on their content, could have a material adverse effect on our financial position and results of operations. If the Secretary were to reduce reimbursement for the products supplied by us using its IR authority, it could have a material adverse effect on our financial position and results of operations.

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

As a provider of home oxygen and other respiratory therapy services for the home health care market, we have historically depended heavily on Medicare reimbursement as a result of the high proportion of elderly persons suffering from respiratory disease. Medicare Part B, the Supplementary Medical Insurance Program, provides coverage to eligible beneficiaries for durable medical equipment, such as oxygen equipment, respiratory assistance devices, continuous positive airway pressure devices, nebulizers and associated respiratory medications, hospital beds and wheelchairs for the home setting. Approximately 75% of our customers have primary coverage under Medicare Part B.

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

INCREASES IN OUR COSTS COULD ERODE OUR PROFIT MARGINS AND SUBSTANTIALLY REDUCE OUR NET INCOME AND CASH FLOWS.

Cost containment in the health care industry, fueled, in part, by federal and state government budgetary shortfalls, is likely to result in constant or decreasing reimbursement amounts for our equipment and services. As a result, our profit margins will decrease if we are unable to control our operating cost levels. Labor and related costs account for approximately 44% of our operating costs and expenses. We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage administrative and service employees. Since reimbursement rates are established by fee schedules mandated by Medicare, Medicaid and private payors, we are not able to offset the effects of general inflation in labor and related cost components, if any, through increases in prices for our equipment and services. Consequently, such cost increases could erode our profit margins and reduce our net income.

Item 3.     Quantitative and Qualitative Disclosures Regarding Market Risk

We had no derivative securities as of September 30, 2003. We are exposed to changes in interest rates as a result of our revolving bank credit facility which is based on the London Interbank Offered Rate. A 10% increase in interest rates related to our revolving bank credit facility would not have a material adverse effect on our earnings over the next fiscal year or the fair value of our revolving bank credit facility.

The fair value of our debt securities is subject to change as a result of changes in interest rates. We estimate potential changes in the fair value of interest rate sensitive financial instruments based on a hypothetical decrease (or increase) in interest rates. Our use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account anticipated operating and financial transactions.

The following table sets forth the estimated impact on the fair value of our long-term obligations and the impact on earnings resulting from a hypothetical 10% decrease in interest rates.

Estimated fair value of long-term obligations (in thousands):

				(Assuming 10% Decrease in Interest Rates)
	Face Amount	Carrying Amount	Fair Value	Hypothetical Change in Fair Value	Hypothetical Change in Annual Interest Expense
September 30, 2003:
Revolving bank credit facility	$45,000	$45,000	$45,000	$0	$(152)
Senior secured notes	95,000	95,000	98,953	108	0
Convertible debentures	275,000	275,000	282,219	2,526	0
Deferred obligations	26,472	26,472	26,472	0	0

December 31, 2002:
Revolving bank credit facility	$60,000	$60,000	$60,000	$0	$(154)
Senior secured notes	125,000	125,000	129,390	472	0
Deferred obligations	24,243	24,243	24,243	0	0

Item 4.    Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Not Applicable.

Item 3.    Not Applicable.

Item 4.    Not Applicable

Item 5.    Not Applicable.

Item 6.    Exhibits and Report on Form 8-K

(a)	Exhibits included or incorporated herein: See Exhibit Index.

(b)	Report on Form 8-K

Furnished July 22, 2003: Announcement of the financial results for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.
Registrant

/s/ PAUL G. GABOS
Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer

November 13, 2003

INDEX OF EXHIBITS

Exhibit Number	Exhibit

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer