Form 10-K
period 2003-12-31
LINCARE HOLDINGS INC
filed 2004-03-15
CIK 882235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

      (Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number 0-19946

Lincare Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0331330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
19387 US 19 North Clearwater, Florida	33764
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:
(727) 530-7700

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]   No [  ]

The aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant, based on the closing sale price of the common stock on June 30, 2003, as reported in the NASDAQ National Market System, was approximately $3,213,571,666.

As of February 29, 2004, there were 99,086,191 outstanding shares of the registrant’s common stock, par value $.01, which is the only class of capital stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders of Lincare Holdings Inc. which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

Table of Contents

LINCARE HOLDINGS INC. AND SUBSIDIARIES
FORM 10-K
For The Year Ended December 31, 2003
INDEX

PART I

Item 1.    Business

General

Lincare Holdings Inc., together with its subsidiaries (“Lincare,” the “Company,” “we” or “our”), is one of the nation’s largest providers of oxygen and other respiratory therapy services to patients in the home. Our customers typically suffer from chronic obstructive pulmonary disease (“COPD”), such as emphysema, chronic bronchitis or asthma, and require supplemental oxygen or other respiratory therapy services in order to alleviate the symptoms and discomfort of respiratory dysfunction. Lincare currently serves over 480,000 customers in 47 states through 727 operating centers. Lincare Holdings Inc. is a Delaware corporation.

The Home Respiratory Market

We estimate that the home respiratory market (including home oxygen equipment and respiratory therapy services) represents approximately $5.0 billion in annual sales, with growth estimated at approximately 6% per year over the last five years. This growth reflects the significant increase in the number of persons afflicted with COPD, which is largely attributable to the increasing proportion of the U.S. population over the age of 65 years. Growth in the home respiratory market is further driven by the continued trend toward treatment of patients in the home as a lower cost alternative to the acute care setting.

Business Strategy

Our strategy is to increase our market share through internal growth and strategic acquisitions. Lincare achieves internal growth in existing geographic markets through the addition of new customers and referral sources to our network of local operating centers. In addition, we expand into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when we believe such expansion will enhance our business. In 2003, Lincare acquired 13 local and regional companies with operations in 19 states. These acquisitions expanded our presence in states where we had existing locations.

Revenue growth is dependent upon the overall growth rate of the home respiratory market and on our ability to increase market share through effective marketing efforts and selective acquisitions. Continued cost containment efforts by government and private insurance reimbursement programs have created an increasingly competitive environment, accelerating consolidation trends within the home health care industry.

We will continue our focus on providing oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our primary business. In 2003, oxygen and other respiratory therapy services accounted for approximately 91% of Lincare’s revenue.

Products and Services of Lincare

Lincare primarily provides oxygen and other respiratory therapy services to patients in the home. We also provide a variety of durable medical equipment (“DME”) and home infusion therapies in certain geographic markets. When a patient is referred to one of our operating centers by a physician, hospital discharge planner or other source, our customer representative obtains the necessary medical and insurance coverage information and coordinates the delivery of patient care. The prescribed therapy is delivered by one of our service representatives or clinicians to the customer’s home, where instructions and training are provided to the customer and the customer’s family regarding appropriate equipment use and maintenance and compliance with the prescribed therapy. Following the initial setup, our service representatives and/or clinicians make periodic visits to the customer’s home, the frequency of which is dictated by the type of therapy and physician orders. All services and equipment provided by Lincare are coordinated with the customer’s physician. During the period that we provide services and equipment for a customer, the customer remains under the physician’s care and medical supervision. We employ respiratory therapists, nurses and other qualified clinicians to perform certain training and other functions in connection with our services. All clinicians are licensed where required by applicable law.

The principal products and services provided by Lincare are:

Home Oxygen Equipment.    The major types of oxygen delivery equipment are oxygen concentrators and liquid oxygen systems. Each method of delivery has different characteristics that make it more or less suitable to specific customer applications.

•    Oxygen concentrators are stationary units that provide a continuous flow of oxygen by filtering ordinary room air. Concentrators are most commonly used by customers as their primary source of stationary oxygen. These systems are often supplemented with portable gaseous oxygen cylinders to meet the ambulatory or emergency needs of the customer.

•    Liquid oxygen systems are thermally insulated containers of liquid oxygen, generally consisting of a stationary unit and a portable unit, which are most commonly used by customers with significant ambulatory requirements.

Other Respiratory Therapy.    Other respiratory therapy services offered by Lincare include the following:

•    Nebulizers and associated respiratory medications provide aerosol therapy for customers suffering from COPD and asthma.

•    Non-invasive ventilation provides nocturnal ventilatory support for customers with neuromuscular disease and COPD. This therapy improves daytime function and decreases incidence of acute illness.

•    Ventilators support respiratory function in severe cases of respiratory failure where the customer can no longer sustain the mechanics of breathing without the assistance of a machine.

•    Continuous positive airway pressure devices maintain open airways in customers suffering from obstructive sleep apnea by providing airflow at prescribed pressures during sleep.

Home Infusion Therapy.    In certain geographic markets, Lincare provides a variety of home infusion therapies including parenteral nutrition, intravenous antibiotic therapy, enteral nutrition, chemotherapy, dobutamine infusions, immune globulin (IVIG) therapy, continuous pain management and central catheter management.

Lincare also supplies home medical equipment, such as hospital beds, wheelchairs and other supplies that may be required by our customers.

Company Operations

Management.    We maintain a decentralized approach to management of our local business operations. Decentralization of managerial decision-making enables our operating centers to respond promptly and effectively to local market demands and opportunities. We believe that the personalized nature of customer requirements and referral relationships characteristic of the home health care business mandate that we maintain a localized operating structure.

Each of our 727 operating centers is managed by a center manager who has responsibility and accountability for the operating and financial performance of the center. Service and marketing functions are performed at the local operating level, while strategic development, financial control and operating policies are administered at the corporate level. Reporting mechanisms are in place at the operating center level to monitor performance and ensure field accountability.

A team of area managers directly supervises individual operating center managers, serving as an additional mechanism for assessing and improving performance of our operations. Lincare’s operating centers are served by regional billing centers which control all of our billing and reimbursement functions.

MIS Systems.    We believe that our proprietary management information system is one of our key competitive advantages. The system provides management with critical information on a timely basis to measure and evaluate performance levels company-wide. Management reviews monthly reports including revenues and profitability by individual center, accounts receivable and cash collection performance, equipment controls and utilization, customer activity and manpower trends. We have an in-house staff of computer programmers which enables us to continually enhance our computer system in order to provide timely financial and operational information and to respond promptly to changes in reimbursement regulations and policies.

Our billing system has both manual and computerized functions and processes that are designed to maintain the integrity of revenue and accounts receivable. Third-party payors, such as Medicare, that can accommodate electronic claims submission are billed electronically on a daily basis from our central computer system. Paper claims and invoices are generated and billed to various state Medicaid agencies, commercial payors and individual customers when electronic billing is unavailable. Electronic billing expedites the billing process and generally allows us to receive payment more quickly. The medical billing process requires the collection of various paper documents from customers and referral sources. Information such as customer demographics, insurance coverage and verification, prescriptions from physicians, delivery receipts, billing authorizations and assignments of benefits is gathered at the local operating centers and forwarded to our regional billing offices for review and manual input into our billing system. Item codes within the system representing specific products supplied to customers are matched against the Healthcare Common Procedure Coding System (“HCPCS”) for verification and accuracy of billing codes. Price tables within the system containing expected allowable payment amounts are manually maintained and updated by the regional billing offices based on published Medicare and Medicaid fee schedules and bulletins as well as contracts and supplier notifications from private insurance companies.

Accounts Receivable Management.    We derive a substantial majority of our revenue from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. The following table sets forth, for the periods indicated, the percentage of our revenue derived from different types of payors.

	Year Ended December 31,
Payors	2003	2002	2001
Medicare and Medicaid programs	67%	67%	62%
Private insurance	26	26	30
Direct payment	7	7	8
	100%	100%	100%

Third-party reimbursement is a complicated process which involves submission of claims to multiple payors, each having its own claims requirements. To operate effectively in this environment, we have designed and implemented proprietary computer systems to decrease the time required for the submission and processing of third-

party payor claims. Our systems are capable of tailoring the submission of claims to the specifications of individual payors. Our in-house management information system capability also enables us to adjust quickly to regulatory or reimbursement changes. These features serve to decrease the processing time of claims by payors, resulting in more rapid collection of accounts receivable.

It is our policy to verify insurance benefits with the responsible third-party payor before or within 48 hours of delivery of products to customers. Medicare beneficiaries provide our service representative with a Medicare identification card containing the beneficiary’s Health Identification Control Number (“HICN”) at the time of customer setup and delivery. The existence of an HICN indicates the beneficiary’s eligibility to receive benefits under the Medicare program for covered services. Medicare benefits are not separately verified with the applicable Medicare intermediaries.

Medicare and most other government and commercial payors that provide coverage to Lincare’s customers include a 20 percent co-payment provision in addition to a nominal deductible. Co-payments are generally not collected at the time of service and are invoiced to the customer or applicable secondary payor on a monthly billing cycle as products are provided. A majority of our customers maintain, or are entitled to, secondary or supplemental insurance benefits providing “gap” coverage of this co-payment amount.

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

Sales activities are generally carried out by our full-time sales representatives located at our local operating centers with assistance from our center managers. In addition to promoting the high-quality of our equipment and services, the sales representatives are trained to provide information concerning the benefits of home respiratory care. Sales representatives are often licensed respiratory therapists who are highly knowledgeable in the provision of supplemental oxygen and other respiratory therapies.

Lincare primarily acquires new customers through referrals. Our principal sources of referrals are physicians, hospital discharge planners, prepaid health plans, clinical case managers and nursing agencies. Our sales representatives maintain continual contact with these medical professionals in order to strengthen these relationships.

Lincare’s referral sources recognize our reputation for providing high-quality equipment and service and provide a steady flow of customers. While we view our referral sources as fundamental to our business, no single referral source accounts for more than 1.0 percent of our revenue. Lincare has more than 480,000 active customers, and the loss of any single customer or group of customers would not materially impact our business.

Lincare has received accreditation from the Community Health Accreditation Program. Accreditation by a national accrediting body represents a marketing benefit to our operating centers and provides for a recognized quality assurance program. The recently enacted Medicare Prescription Drug, Improvement, and Modernization Act of 2003 will, once implemented, require health care providers to be accredited or licensed by independent agencies in order to participate in Medicare. Many private payors already require such accreditation.

Acquisitions

In 2003, we acquired, in unrelated acquisitions, certain operating assets of 13 local and regional companies with operations in 19 states. These acquisitions resulted in the addition of 33 new operating centers.

In 2002, we acquired, in unrelated acquisitions, certain operating assets of 28 local and regional companies with operations in 25 states. These acquisitions resulted in the addition of 26 new operating centers.

Quality Control

We are committed to providing consistently high-quality products and services. Our quality control procedures and training programs are designed to promote greater responsiveness and sensitivity to individual customer needs and to assure the highest level of quality and convenience to the customer and the referring physician. Licensed respiratory therapists, registered nurses and other clinicians provide professional health care support to our customers and assist in our sales and marketing efforts.

Suppliers

We purchase oxygen and equipment from a variety of suppliers. We are not dependent upon any single supplier and believe that our product needs can be met by an adequate number of manufacturers.

Competition

The home respiratory market is a fragmented and highly competitive industry that is served by Lincare, other national providers, and by our estimates, over 2,000 regional and local providers.

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

Medicare Reimbursement

As a supplier of home oxygen and other respiratory therapy services for the home health care market, we participate in Medicare Part B, the Supplementary Medical Insurance Program, which was established by the Social Security Act of 1965. Providers of home oxygen and other respiratory therapy services have historically been heavily dependent on Medicare reimbursement due to the high proportion of elderly suffering from respiratory disease. DME, including oxygen equipment, is traditionally reimbursed by Medicare based on fixed fee schedules.

On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, codified at Public Law 108-173 (“DIMA”). The legislation, among other things, provides expanded Medicare prescription drug coverage, modifies payments to Medicare providers and institutes administrative reforms intended to improve Medicare program operations. DIMA includes sweeping changes that will impact a broad spectrum of health care industry participants, including physicians, pharmacies, manufacturers, pharmacy benefit managers, as well as other Medicare suppliers and providers including Lincare.

DIMA contains provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. Among other things, DIMA:

(1)	Significantly reduces reimbursement for inhalation drug therapies. Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to DIMA, Medicare reimbursement for covered drugs, including the inhalation drugs that we provide, has been limited to 95 percent of the published average wholesale price (“AWP”) for the drug. DIMA establishes new payment limits and procedures for drugs reimbursed under Medicare Part B. Payments for inhalation drugs furnished during 2004 declined to 80 percent of the AWP in effect as of April 1, 2003, a reduction of approximately 15 percent. If these provisions of DIMA are fully implemented, beginning in 2005, inhalation drugs furnished to Medicare beneficiaries would be reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data to be provided by drug manufacturers under a specific formula described in the legislative text. While the net payment amounts for inhalation drugs under the ASP methodology have not yet been determined, we believe that the ASP provision, if implemented, could result in payment amounts in 2005 of up to 80 percent lower than 2004.

We do not believe that the ASP provisions contained in DIMA will adequately compensate home care providers for inhalation drug therapies and, if implemented, would completely eliminate the supply of these critical respiratory medications by home care providers, such as Lincare, adversely affecting more than one million patients across the United States. The General Accounting Office (“GAO”) is directed under DIMA to conduct a study to examine the adequacy of reimbursement for inhalation drug therapy under the Medicare program and submit the results of the study in a report to Congress no later than December 8, 2004. We can not predict the outcome of the GAO study or its potential impact on the implementation of the ASP provisions in 2005.

(2)	Reduces payment amounts for five categories of DME, including oxygen, beginning in 2005 and freezes payment amounts for other covered DME items from 2004 to 2007. DIMA contains provisions that will reduce payment amounts for oxygen equipment, standard wheelchairs (including standard power wheelchairs), nebulizers, diabetic supplies consisting of lancets and testing strips, hospital beds and air mattresses to the median prices paid under the Federal Employee Health Plan (“FEHP”). The legislative text of DIMA references comparative pricing data included in testimony of the Office of Inspector General (“OIG”) as the source data for FEHP pricing. However, the referenced table does not include applicable payment amounts for oxygen. It is expected that the OIG will issue a subsequent report during 2004 that will establish pricing for oxygen based on the median FEHP payment amount. Until the report is issued, the Medicare payment amount for oxygen furnished in 2005 will not be known. Median FEHP prices for the items included on the table referenced in the OIG testimony range between 4 percent and 22 percent below comparable Medicare fee schedule amounts. The OIG may also undertake to revise the FEHP pricing data and corresponding Medicare reimbursement rates for these items in its subsequent report. We can not predict the outcome of the OIG report or the Medicare payment rates that will be in effect in 2005 for these items. DIMA also freezes payment amounts for other covered DME items from 2004 to 2007.

(3)	Establishes a competitive acquisition program for DME beginning in 2007. DIMA instructs the Secretary of the Department of Health and Human Services (the “Secretary”) to establish and implement programs under which competitive acquisition areas are established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. The program would be implemented in phases such that competition under the program occurs in 10 of the largest metropolitan statistical areas (“MSAs”) in 2007, 80 of the largest MSAs in 2009, and additional areas after 2009. Items selected for competitive acquisition may be phased in first among the highest cost and highest volume items and services or those items and services that the Secretary determines have the largest savings potential. In carrying out such programs, the Secretary may exempt rural areas and areas with low-population density within urban areas that are not competitive, unless there is a significant national market through mail order for a particular item or service.

For each competitive acquisition area, the Secretary would conduct a competition under which providers would submit bids to supply certain covered items of DME. Successful bidders would be expected to meet certain program quality standards in order to be awarded a contract and only successful bidders could supply the covered items to Medicare beneficiaries in the acquisition area. The applicable contract award prices are expected to be less than would be paid under current Medicare fee schedules and contracts would be re-bid at least every three years. The Secretary will be required to award contracts to multiple entities submitting bids in each area for an item or service, but would have the authority to limit the number of contractors in a competitive acquisition area to the number needed to meet projected demand. The Secretary may use competitive bid pricing information to adjust the payment amount otherwise in effect for an area that is not a competitive acquisition area. We can not predict the effect of the competitive acquisition program or the Medicare payment rates that will be in effect in 2007 and beyond for the items ultimately subjected to competitive bidding.

(4)	Implements quality standards and accreditation requirements for DME suppliers. DIMA instructs the Secretary to establish and implement quality standards for DME suppliers to be monitored by recognized independent accreditation organizations. Suppliers will be required to comply with these standards in order to receive payment for furnishing any covered item of DME to a Medicare beneficiary and to receive or retain a supplier number used to submit claims for reimbursement. We can not predict the nature or extent of the quality standards or the effect such standards would have on our ability to continue to provide products to Medicare beneficiaries.

Until the many issues affecting implementation of the DIMA provisions discussed above are addressed, we cannot determine the ultimate impact of DIMA on our financial position or operating results.

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

The effectiveness of the IR rule itself does not trigger payment adjustments for any items or services. Nevertheless, the IR rule puts in place a process that eventually could have a significant impact on Medicare payments for such Part B services as home oxygen, DME and Part B covered prescription drugs. We can not predict whether, especially in light of DIMA’s enactment, CMS will exercise its IR authority with respect to certain products and services that we provide to Medicare beneficiaries, or the effect such payment adjustments would have on our financial position or operating results.

Federal and state budgetary and other cost-containment pressures will continue to impact the home respiratory care industry. We can not predict whether new federal and state budgetary proposals will be adopted or the effect, if any, such proposals would have on our business.

Government Regulation

The federal government and all states in which we currently operate regulate various aspects of our business. In particular, our operating centers are subject to federal laws regulating interstate motor-carrier transportation and covering the repackaging of oxygen. State laws also govern, among other things, pharmacies, nursing services, distribution of medical equipment and certain types of home health activities and apply to those locations involved in such activities. Certain of our employees are subject to state laws and regulations governing the ethics and professional practice of respiratory therapy, pharmacy and nursing.

As a health care supplier, Lincare is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documenting and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional health insurance carriers often conduct audits and request customer records and other documents to support claims submitted for payment of services rendered to customers. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to the legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

Numerous federal and state laws and regulations, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), govern the collection, dissemination, use and confidentiality of patient-identifiable health information. As part of Lincare’s provision of, and billing for, health care equipment and services, we are required to collect and maintain patient-identifiable health information. New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payors, and the cost of complying with these standards could be significant. If we do not comply with existing or new laws and regulations related to patient health information we could be subject to criminal or civil sanctions.

Health care is an area of rapid regulatory change. Changes in the laws and regulations and new interpretations of existing laws and regulations may affect permissible activities, the relative costs associated with doing business, and reimbursement amounts paid by federal, state and other third-party payors. We can not predict the future of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Future legislative and regulatory changes could have a material adverse impact on us.

Employees

As of January 31, 2004, we had approximately 7,375 employees. None of our employees are covered by collective bargaining agreements. We believe that the relations between our management and employees are good.

Environmental Matters

We believe that we are currently in compliance, in all material respects, with applicable federal, state and local statutes and ordinances regulating the discharge of hazardous materials into the environment. We do not believe we will be required to expend any material amounts in order to remain in compliance with these laws and regulations or that such compliance will materially affect our capital expenditures, earnings or competitive position.

Available Information

We maintain an Internet website at http://www.lincare.com. Information contained therein is not incorporated by reference into this annual report, and information contained in the website should not be considered part of this annual report. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available on our website as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

Materials filed by us with the SEC are also available to the public to read and copy at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov.

Item 2.    Properties

Lincare owns its headquarters facility located in Clearwater, Florida and one of our operating center locations. Lincare’s other 726 operating center locations are leased from unrelated third parties. Each operating center is a combination warehouse and office, with warehouse space generally comprising approximately 50 percent of the facility. Warehouse space is used for storage of adequate supplies of equipment necessary to conduct our business. We also lease 27 separate billing centers from unrelated third parties.

Item 3.    Legal Proceedings

As a health care provider, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documenting and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by Lincare for payment of services rendered to customers. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process.

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

We are also involved in certain other claims and legal actions arising in the ordinary course of our business. The ultimate disposition of all such matters is not expected to have a material adverse impact on our financial position, results of operations or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ National Market System under the symbol LNCR. The following table sets forth the high and low sales prices as reported by NASDAQ for the periods indicated.

	High	Low
2003
First quarter	$33.31	$27.00
Second quarter	33.75	28.14
Third quarter	38.70	31.08
Fourth quarter	43.98	28.28
2002
First quarter	$29.42	$24.00
Second quarter	33.25	26.75
Third quarter	35.25	28.73
Fourth quarter	35.95	30.54

As of February 29, 2004, there were approximately 218 holders of record of the 99,086,191 outstanding shares of Lincare common stock (excluding 23,830,798 shares held in treasury). The closing price of Lincare common stock on February 29, 2004, was $32.50 per share, as reported on the NASDAQ National Market System.

We have not paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. It is the present intention of our Board of Directors to retain all earnings in order to support the future growth of our business and, from time to time, when authorized by our Board of Directors, to repurchase our common stock on the open market.

The following table sets forth information as of fiscal 2003 year-end with respect to compensation plans under which equity securities are authorized for issuance.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,087,450	$20.94	1,059,150
Equity compensation plans not approved by security holders	None	N/A	None
Total	11,087,450	$20.94	1,059,150

Item 6.    Selected Financial Data

The selected consolidated financial data presented on the following page under the caption “Statements of Operations Data” for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, are derived from our consolidated financial statements audited by KPMG LLP, independent certified public accountants.

The data set forth on the following page are qualified by reference to, and should be read in conjunction with, the consolidated financial statements and accompanying notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Certain Risk Factors Relating to the Company’s Business included in this report.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$1,147,356	$960,904	$812,442	$702,484	$581,786
Cost of goods and services	171,658	144,525	123,406	112,949	89,592
Operating expenses	253,341	215,724	183,385	158,794	131,240
Selling, general and administrative expenses	239,656	201,468	167,269	147,699	128,345
Bad debt expense	17,210	14,414	12,187	10,537	6,981
Depreciation expense	75,007	63,299	54,699	47,960	41,178
Amortization expense	1,587	1,664	21,119	19,495	15,954
Other charges(1)	—	—	10,650	—	—
Operating income	388,897	319,810	239,727	205,050	168,496
Interest income	226	164	365	1,763	468
Interest expense	17,431	14,165	16,013	18,019	5,940
Net gain (loss) on disposal of property and equipment	(428)	(147)	(71)	8	(277)
Realized loss on derivative financial instrument	—	—	6,004	—	—
Income before income taxes	371,264	305,662	218,004	188,802	162,747
Income tax expense	139,153	115,234	83,060	71,934	62,007
Net income	$232,111	$190,428	$134,944	$116,868	$100,740
Income per common share:
Basic	$2.28	$1.78	$1.26	$1.10	$0.89
Diluted	$2.22	$1.73	$1.23	$1.08	$0.87
Weighted average number of common shares outstanding	101,671	106,942	107,439	106,174	113,884
Weighted average number of common shares and common share equivalents outstanding	104,565	109,770	110,071	108,302	115,978

(1)	In 2001, we recorded other charges of $10,650,000 of which $4,150,000 was related to the settlement of an investigation by the U.S. Attorney’s Office in Sacramento, California, without any admission by us of wrongdoing, including a $1,000,000 reserve for related legal expenses. The remaining $6,500,000 of other charges related to the execution of employment agreements with 16 mid-level management employees as well as the modification and extension of certain executive officer employment agreements.

	At December 31,
	2003		2002		2001		2000	1999
	(In thousands)
Balance Sheet Data:
Working capital	$89,933	(a)	$72,986	(b)	$74,217	(c)	$84,475	$70,179
Total assets	1,431,660		1,198,601		1,071,064		877,595	716,824
Long-term obligations, including current installments	370,817		185,525		200,775		204,024	159,000
Stockholders’ equity	848,247		856,290		738,958		584,450	486,111

(a)	Excluding borrowings under our senior secured notes totaling $50,000,000, which are due and payable in 2004.

(b)	Excluding borrowings under our senior secured notes totaling $30,000,000, which were due and payable in 2003.

(c)	Excluding borrowings under our revolving bank credit facility totaling $75,000,000, which were due and payable in 2002.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We continue to pursue a strategy of increasing market share in existing and surrounding geographic markets through internal growth and selective acquisition of local and regional companies. In addition, we will continue to expand into new geographic markets on a selective basis, either through acquisition or by opening new operating centers, when we believe it will enhance our business. Our focus remains primarily on oxygen and other respiratory therapy services, which represent approximately 91% of our revenues.

Critical Accounting Policies

The consolidated financial statements include accounts of all majority-owned subsidiaries. We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles.

Revenue Recognition

Our revenues are recognized on an accrual basis in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payors. The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. If the payment amount received differs from the net realizable amount, an adjustment is made to the net realizable amount in the period that these payment differences are determined. We report revenues in our financial statements net of such adjustments.

Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 — Revenue Recognition (“SAB 104”) for determining when revenue is realized or realizable and earned. We recognize revenue in accordance with the requirements of SAB 104 that:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectibility is reasonably assured.

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. Included in accounts receivable are earned but unbilled receivables. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of equipment and supplies to customers, we perform certain certification and approval procedures to ensure collection is probable and that unbilled accounts receivable are recorded at net realizable amounts expected to be paid by customers and third-party payors. Billing delays, ranging from several days to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and business acquisitions awaiting assignment of new provider enrollment identification numbers.

We perform analyses to evaluate the net realizable value of accounts receivable. Specifically, we consider historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that our estimates could change, which could have an impact on operations and cash flows.

Bad Debt Expense and Allowance for Uncollectible Accounts and Notes Receivable

Accounts and notes receivable are reported net of allowances for uncollectible accounts and notes receivable. The majority of our accounts and notes receivable are due from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Third-party reimbursement is a complicated process which involves submission of claims to multiple payors, each having its own claims requirements. In some cases, the ultimate collection of accounts and notes receivable subsequent to the service dates may not be known for several months. We record bad debt expense based on a percentage of revenue. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods including current and historical cash collections, bad debt write-offs, and aging of accounts and notes receivable. Our proprietary management information systems are utilized to provide this data in order to assess bad debts. In the event that collection results of existing accounts and notes receivable are not consistent with historical experience, there may be a need to establish an additional allowance for doubtful accounts, which may materially impact our financial position or results of operations.

Business Acquisition Accounting and Amortization Expense

The Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” provide guidance on the application of generally accepted accounting principles for business acquisitions. We apply the purchase method of accounting for business acquisitions, and use available cash from operations, borrowings under our revolving credit agreement and the assumption of certain liabilities as the consideration for business acquisitions. We allocate the purchase price of our business acquisitions based on the fair market value of identifiable tangible and intangible assets. The difference between the total cost of the acquisition and the sum of the fair values of acquired tangible and identifiable intangible assets less liabilities is recorded as goodwill. Until the end of 2001, goodwill was amortized over a period of 40 years. The assignment of a 40-year life was based on each acquisition’s ability to generate sufficient operating results to support the recorded goodwill balance. On January 1, 2002, we adopted SFAS No. 142 which required that goodwill and certain intangible assets with indefinite lives no longer be amortized and instead be tested annually for impairment. Accordingly, no amortization expense related to goodwill was recorded in 2003 and 2002.

We assess the impairment of intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, without limitation, (i) significant under-performance relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or the strategy for the overall business; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period; and (vi) technological and regulatory changes.

When we determine that the carrying value of intangibles and long-lived assets may be impaired, we evaluate the ability to recover those assets. If those assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Contingencies

We are involved in certain claims and legal matters arising in the ordinary course of business. The Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” provides guidance on the application of generally accepted accounting principles related to contingencies. We evaluate and record liabilities for contingencies based on known claims and legal actions when it is probable a liability has been incurred and the liability can be reasonably estimated. We have concluded that accrued liabilities related to contingencies are appropriate and in accordance with generally accepted accounting principles.

Net Revenues

The following table sets forth for the periods indicated a summary of our net revenues by source:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Oxygen and other respiratory therapy	$1,041,983	$868,561	$715,123
Home medical equipment and other	105,373	92,343	97,319
Total	$1,147,356	$960,904	$812,442

Net revenues for the year ended December 31, 2003 increased by $186.5 million, an increase of 19.4% over 2002. The 19.4% increase in net revenues in 2003 was comprised of 10.5% internal growth and 8.9% acquisition growth. Net revenues for the year ended December 31, 2002 increased by $148.5 million, an increase of 18.3% over 2001. The 18.3% increase in net revenues in 2002 was comprised of 9.8% internal growth and 8.5% acquisition growth. The internal growth in net revenues is attributable to underlying growth in the market for our products (estimated at 6.0% annually), and increased market share resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. We did not experience any material changes in the prices of our products during the periods indicated. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is estimated based on the contribution to net revenues for the twelve months following such acquisitions. During 2003 and 2002, we completed the acquisition of 13 businesses with annual revenues of approximately $81.0 million and 28 businesses with annual revenues of approximately $71.0 million, respectively.

The contribution of oxygen and other respiratory therapy products to our net revenues was 90.8%, 90.4% and 88.0%, respectively, for the years ended December 31, 2003, 2002 and 2001. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of Goods and Services

Cost of goods and services as a percentage of net revenues was 15.0% for each of the years ended December 31, 2003, and 2002, and 15.2% for the year ended December 31, 2001. The decrease in cost of goods and services as expressed as a percentage of net revenues is attributable primarily to growth in our respiratory product lines, which generally carry a higher gross margin percentage than other products and services we provide.

Operating and Other Expenses

We continue to maintain a cost structure that, with increased net revenues, has permitted us to spread our fixed operating expenses and overhead over a larger base of revenues, resulting in improvement in operating income. Operating expenses expressed as a percentage of net revenues for the year ended December 31, 2003 was 22.1%, an improvement over the prior years ended December 31, 2002 and 2001, of 22.5% and 22.6% respectively. We have been able to offset wage and fuel price inflation with gains in productivity and control over fixed costs during the periods.

Selling, general and administrative expenses (“SG&A”) expressed as a percentage of net revenues for the years ended December 31, 2003, 2002 and 2001, were 20.9%, 21.0%, and 20.6% respectively. While the ratio of SG&A expenses to net revenues remained fairly constant over the three-year period indicated, the increase of 0.4% from 2001 to 2002 is attributable primarily to an increase in selling expenses.

Bad debt expense as a percentage of net revenues was 1.5% for the years ended December 31, 2003, 2002 and 2001. We have achieved improved results in accounts receivable collections over the past three years and overall days sales outstanding have decreased to 45 days at December 31, 2003, down from 51 days and 60 days at December 31, 2002 and 2001, respectively. While we have achieved consistent results in managing bad debt expense over the past three years, continued growth in the pace of our acquisition program may contribute to an increase in our bad debt expense. The integration of acquired companies into our regional billing and collections offices may temporarily disrupt collections, increasing the amount of accounts receivable written off as uncollectible.

Depreciation expense as a percentage of net revenues was 6.5% for the year ended December 31, 2003 compared with 6.6% and 6.7% for the years ended December 31, 2002 and 2001, respectively. The decreases in depreciation expense as a percentage of net revenues are attributable to favorable pricing trends with the Company’s primary vendors and increased sales of respiratory medications which require minimal expenditures on capital equipment.

Amortization Expense

In January 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, goodwill resulting from business acquisitions completed after June 30, 2001 has not been amortized. Goodwill and other intangible assets resulting from business acquisitions before July 1, 2001 have been amortized through December 31, 2001. Goodwill and certain intangible assets with indefinite lives are tested annually for impairment. The provisions of SFAS No. 142 apply to all business combinations completed after June 30, 2001.

During 2003, we amortized $1.6 million of intangible assets compared with $1.7 million in 2002 and $21.1 million in 2001. The decrease in amortization expense is attributable to the adoption of SFAS No. 142.

Our net intangible assets were $946.2 million as of December 31, 2003. Of this total, $4.2 million (consisting of various covenants not-to-compete) is being amortized over periods of one to five years.

Other Charges

In 2001, we recorded other charges of $10.6 million of which $4.1 million was related to the settlement of an investigation by the U.S. Attorney’s Office in Sacramento, California, without any admission of wrongdoing, including a $1.0 million reserve for related legal expenses. The remaining $6.5 million of other charges related to the execution of employment agreements with 16 mid-level management employees as well as the modification and extension of certain executive officer employment agreements.

Operating Income

As shown in the table below, operating income for the years ended December 31, 2003 and 2002 increased by $69.1 million and $80.1 million, respectively, over the prior year. Of the $80.1 million increase in operating income in 2002, $19.4 million is attributable to the decrease in amortization expense due to the required adoption of SFAS No. 142.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Operating income	$388,897	$319,810	$239,727
Percentage of net revenues	33.9%	33.3%	29.5%

Interest Expense

Interest expense for the year ended December 31, 2003 was $17.4 million, compared to $14.2 million and $16.0 million for the years ended December 31, 2002 and 2001, respectively. The increase in interest expense in 2003 is attributable to the issuance of $275.0 million of 3.0% Convertible Senior Debentures due 2033 (see Liquidity and Capital Resources).

Income Taxes

Our effective income tax rate was 37.5% for the year ended December 31, 2003 compared with 37.7% and 38.1% for the years ended December 31, 2002 and 2001, respectively. The decreases in the effective income tax rates in 2003 and 2002 were due primarily to amortization expense related to goodwill no longer being recorded for financial reporting purposes and changes in income mix and related apportionment factors.

Acquisitions

In 2003, the Company acquired, in unrelated acquisitions, certain operating assets of 13 local and regional companies and interests in three joint ventures. The aggregate cost of these acquisitions was $154.0 million and was allocated to acquired assets as follows: $4.6 million to current assets, $6.5 million to property and equipment,

$0.5 million to intangible assets, $1.1 million interest in joint ventures and $141.4 million to goodwill. These acquisitions resulted in the addition of 33 new operating centers.

In 2002, the Company acquired, in unrelated acquisitions, certain operating assets of 28 local and regional companies. The aggregate cost of these acquisitions was $119.8 million and was allocated to acquired assets as follows: $2.5 million to current assets, $4.0 million to property and equipment, $0.2 million to intangible assets and $113.2 million to goodwill. These acquisitions resulted in the addition of 26 new operating centers.

Liquidity and Capital Resources

Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operational needs, capital expenditures, acquisitions and debt service.

At December 31, 2003, our working capital was $89.9 million, excluding current maturities of the senior secured notes totaling $50.0 million, as compared to $73.0 million, excluding current maturities of the senior secured notes totaling $30.0 million, at December 31, 2002.

Net cash provided by operating activities was $370.3 million for the year ended December 31, 2003, compared with $287.2 million for the year ended December 31, 2002 and $233.7 million for the year ended December 31, 2001. A significant portion of our assets consists of accounts receivable from third party payors that are responsible for payment for the equipment and services we provide. Contributing to the increase in net cash from operating activities was a decrease in net accounts receivable days sales outstanding (“DSO”) resulting from improved collection performance. Our net accounts receivable in terms of days sales outstanding was 45 days as of December 31, 2003 and 51 days as of December 31, 2002.

Net cash used in investing and financing activities was $362.0 million, $285.6 million and $236.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Activity in the year ended December 31, 2003 included our investment of $133.9 million in business acquisitions, investment in capital equipment of $127.8 million, proceeds of $570.5 million from our issuance of debt, $410.2 million related to our payment of debt and $264.0 million in payments to repurchase stock.

As of December 31, 2003, our principal source of liquidity consisted of $189.0 million available under our revolving credit agreement. The revolving credit agreement, dated April 25, 2002, makes available to us up to $200.0 million over a five-year period, subject to certain terms and conditions set forth in the agreement. We believe that internally generated funds, together with funds that may be borrowed under our revolving credit agreement, will be sufficient to meet our anticipated capital requirements and financial obligations. We believe that our credit standing provides us with adequate access to financial markets.

On June 4, 2003, the Board of Directors authorized an increase to the size of our previously authorized share repurchase program, adopted as of February 25, 2003, from $100.0 million to $225.0 million. As of December 31, 2003, we had repurchased 6,706,000 shares of common stock for $224.7 million under this authorization. Purchases are made through open market or privately negotiated transactions, subject to market conditions and trading restrictions. As of December 31, 2003, the total common stock held in treasury, at cost, was $524.3 million.

On June 11, 2003, we completed the sale of $250.0 million aggregate principal amount of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) in a private placement. The Debentures are convertible into shares of our common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. This is equivalent to a conversion price of approximately $53.33 per share of common stock. On June 23, 2003, we sold an additional $25.0 million principal amount of Debentures pursuant to the exercise in full of an over-allotment option granted to the initial purchasers of the Debentures. The Debentures are convertible into common stock in any calendar quarter if, among other circumstances, the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of our previous calendar quarter is greater than or equal to 120% of the applicable conversion price per share ($64.00 per share) of our common stock on such last trading day. Interest on the Debentures is payable at the rate of 3.0% per annum on June 15 and December 15 of each year, which began on December 15, 2003. The Debentures are senior unsecured obligations and will mature on June 15, 2033. The Debentures are redeemable by us on or after June 15, 2008 and may be put to us for repurchase on June 15, 2008, 2010, 2013, or 2018.

Our future liquidity will continue to be dependent upon our operating cash flow and management of accounts receivable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Future Minimum Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under our senior secured notes, revolving bank credit facility and Debentures, as well as contractual lease payments for facility, vehicle, and equipment leases and deferred acquisition obligations. The following table presents, in aggregate, scheduled payments under our contractual obligations (in thousands):

	Fiscal Years
	2004	2005	2006	2007	2008	Thereafter	Total
Short-term debt	$63,943	$—	$—	$—	$—	$—	$63,943
Capital lease commitments	1,993	233	—	—	—	—	2,226
Long-term debt	191	45,193	200	—	—	275,000	320,584
Operating leases	27,533	19,519	10,584	5,091	1,289	—	64,016
Total	$93,660	$64,945	$10,784	$5,091	$1,289	$275,000	$450,769

New Accounting Standards

In December 2003, the Financial Accounting Standards Board revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addressed consolidation by business enterprises of variable interest entities (“VIEs”) meeting certain criteria. The revised FASB Interpretation, FIN 46R, was issued to clarify certain ambiguities contained within the original Interpretation and to improve the financial reporting by enterprises involved with VIEs. The Company does not expect this interpretation to have a material impact on its consolidated financial position or results of operations.

Inflation

We have not experienced large increases in either the cost of supplies or operating expenses due to inflation. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation.

Segment Information

We follow Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 utilizes the “management” approach for determining reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. We maintain a decentralized approach to management of our local business operations. Decentralization of managerial decision-making enables our operating centers to respond promptly and effectively to local market demands and opportunities. We provide home health care equipment and services through 727 operating centers in 47 states. We view each operating center as a distinct part of a single “operating segment,” as each operating center generally provides the same products to customers. Management reporting and analysis occurs at an individual operating center level and senior management reviews statements of operation for each of our operating centers on a monthly basis. As a result, all of our operating centers are aggregated into one reportable segment.

Forward-Looking Statements

Statements in this annual report concerning future results, performance or expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All forward-looking statements included in this document are based upon information available to Lincare as of the date hereof and Lincare assumes no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause Lincare’s actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. In some cases, forward-looking statements that involve risks and uncertainties contain terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or variations of these terms or other comparable terminology.

Key factors that have an impact on Lincare’s ability to attain these estimates include potential reductions in reimbursement rates by government and third party payors, changes in reimbursement policies, the demand for Lincare’s products and services, the availability of appropriate acquisition candidates and Lincare’s ability to successfully complete and integrate acquisitions, efficient operations of Lincare’s existing and future operating facilities, regulation and/or regulatory action affecting Lincare or its business, economic and competitive conditions, access to borrowed and/or equity capital on favorable terms and other risks described below.

In developing our forward-looking statements, we have made certain assumptions relating to reimbursement rates and policies, internal growth and acquisitions and the outcome of various legal and regulatory proceedings. If the assumptions we use differ materially from what actually occurs, then actual results could vary significantly from the performance projected in the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report.

Certain Risk Factors Relating to the Company’s Business

We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, financial condition, operating results and cash flows.

A MAJORITY OF OUR CUSTOMERS HAVE PRIMARY HEALTH COVERAGE UNDER MEDICARE PART B AND RECENTLY ENACTED AND FUTURE CHANGES IN THE REIMBURSEMENT RATES OR PAYMENT METHODOLOGIES UNDER THE MEDICARE PROGRAM COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

As a provider of home oxygen and other respiratory therapy services for the home health care market, we have historically depended heavily on Medicare reimbursement as a result of the high proportion of elderly persons suffering from respiratory disease. Medicare Part B, the Supplementary Medical Insurance Program, provides coverage to eligible beneficiaries for DME, such as oxygen equipment, respiratory assistance devices, continuous positive airway pressure devices, nebulizers and associated respiratory medications, hospital beds and wheelchairs for the home setting. Approximately 75% of our customers have primary coverage under Medicare Part B. There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical equipment and services. Medicare reimbursement is subject to statutory and regulatory changes, retroactive rate adjustments, administrative and executive orders and governmental funding restrictions, all of which could materially decrease payments to us for the services and equipment we provide.

As discussed above, on December 8, 2003, the President signed DIMA into law. This legislation, among other things, provides expanded Medicare prescription drug coverage, modifies payments to Medicare providers and institutes administrative reforms intended to improve Medicare program operations. DIMA includes sweeping changes which will impact a broad spectrum of health care industry participants, including physicians, pharmacies, manufacturers, pharmacy benefit managers, as well as other Medicare suppliers and providers, including Lincare.

The DIMA legislation contains provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. Among other things, DIMA significantly reduces reimbursement for inhalation drug therapies, reduces payment amounts for five categories of DME, including oxygen, beginning in 2005, freezes payment amounts for other covered DME items from 2004 to 2007, establishes a competitive acquisition program for DME beginning in 2007, and implements quality standards and accreditation requirements for DME suppliers. The DIMA provisions, when implemented, could materially and adversely affect our business, financial condition, operating results and cash flows. See “MEDICARE REIMBURSEMENT” for a full discussion of the DIMA provisions.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED DME ITEMS, INCLUDING OXYGEN, AND RECENT LEGISLATION REDUCES PAYMENT AMOUNTS FOR FIVE CATEGORIES OF DME, INCLUDING OXYGEN, BEGINNING IN 2005 AND IMPOSES A PAYMENT FREEZE FOR OTHER DME FROM 2004 TO 2007.

DIMA contains provisions that would reduce payment amounts, beginning in 2005, for oxygen equipment, standard wheelchairs (including standard power wheelchairs), nebulizers, diabetic supplies consisting of lancets and testing strips, hospital beds and air mattresses to the median prices paid under the Federal Employee Health Plan (“FEHP”). The legislative text of DIMA references comparative pricing data included in testimony of the Office of Inspector General (“OIG”) as the source data for FEHP pricing. However, the referenced table does not include applicable payment amounts for oxygen. It is expected that the OIG will issue a subsequent report during 2004 that will establish pricing for oxygen based on the median FEHP payment amount. Until the report is issued, the Medicare payment amount for oxygen furnished in 2005 will not be known. Median FEHP prices for the items included on the table referenced in the OIG testimony range between 4 percent and 22 percent below comparable Medicare fee schedule amounts. The OIG may also undertake to revise the FEHP pricing data and corresponding Medicare reimbursement rates for these items in its subsequent report. We can not predict the outcome of the OIG report or the Medicare payment rates that will be in effect in 2005 for these items. DIMA also freezes payment amounts for other covered DME items from 2004 to 2007. Such payment reductions, when implemented in 2005, could have a material adverse effect on our financial position and operating results.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED RESPIRATORY MEDICATIONS, AND RECENT LEGISLATION IMPOSES SIGNIFICANT REDUCTIONS IN MEDICARE REIMBURSEMENT FOR SUCH INHALATION DRUGS.

Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to DIMA, Medicare reimbursement for covered Part B drugs, including inhalation drugs that we provide, has been limited to 95 percent of the published average wholesale price (“AWP”) for the drug. DIMA establishes new payment limits and procedures for drugs reimbursed under Medicare Part B. Payments for inhalation drugs furnished during 2004 declined to 80 percent of the AWP in effect as of April 1, 2003, a reduction of approximately 15 percent. If these provisions of DIMA are fully implemented, beginning in 2005, inhalation drugs furnished to Medicare beneficiaries would be reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data to be provided by drug manufacturers under a specific formula described in the legislative text. While the net payment amounts for inhalation drugs under the ASP methodology have not yet been determined, we believe that the ASP provision, if implemented, could result in payment amounts in 2005 of up to 80 percent lower than 2004.

We do not believe that the ASP provisions contained in DIMA will adequately compensate home care providers for inhalation drug therapies and, if implemented, would completely eliminate the supply of these critical respiratory medications by home care providers, such as Lincare, adversely affecting more than one million patients across the United States. The General Accounting Office (“GAO”) is directed under DIMA to conduct a study to examine the adequacy of reimbursement for inhalation drug therapy under the Medicare program and submit the results of the study in a report to Congress no later than December 8, 2004. We can not predict the outcome of the GAO study or its potential impact on the implementation of the ASP provisions in 2005. Medicare-covered inhalation drugs account for approximately one quarter of our net revenues. Such payment adjustments could have a material and adverse effect on our financial position and operating results.

RECENT REGULATORY CHANGES SUBJECT THE MEDICARE REIMBURSEMENT RATES FOR OUR EQUIPMENT AND SERVICES TO POTENTIAL DISCRETIONARY ADJUSTMENT BY THE CENTERS FOR MEDICARE AND MEDICAID SERVICES (“CMS”), WHICH COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

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

The effectiveness of the IR rule itself does not trigger payment adjustments for any items or services. Nevertheless, the IR rule puts in place a process that could eventually have a significant impact on Medicare payments for our equipment and services. We can not predict whether or when CMS will exercise its IR authority with respect to our equipment and services. Such payment adjustments, if implemented, could reduce our revenues, net income and cash flows.

RECENT LEGISLATION ESTABLISHING A COMPETITIVE BIDDING PROCESS UNDER MEDICARE COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

DIMA instructs the Secretary to establish and implement programs under which competitive acquisition areas are established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. The program would be implemented in phases such that competition under the program occurs in 10 of the largest MSAs in 2007, 80 of the largest MSAs in 2009, and additional areas after 2009. Items selected for competitive acquisition may be phased in first among the highest cost and highest volume items and services or those items and services that the Secretary determines have the largest savings potential. In carrying out such programs, the Secretary may exempt rural areas and areas with low-population density within urban areas that are not competitive, unless there is a significant national market through mail order for a particular item or service.

For each competitive acquisition area, the Secretary would conduct a competition under which providers would submit bids to supply certain covered items of DME. Successful bidders would be expected to meet certain program quality standards in order to be awarded a contract and only successful bidders could supply the covered items to Medicare beneficiaries in the acquisition area. The applicable contract award prices are expected to be less than would be paid under current Medicare fee schedules and contracts would be re-bid at least every three years. The Secretary will be required to award contracts to multiple entities submitting bids in each area for an item or service, but would have the authority to limit the number of contractors in a competitive acquisition area to the number needed to meet projected demand. The Secretary may use competitive bid pricing information to adjust the payment amount otherwise in effect for an area that is not a competitive acquisition area. We can not predict the outcome of the competitive acquisition program or the Medicare payment rates that will be in effect in 2007 and beyond for the items subject to competitive bidding. Competitive bidding, when implemented, could have a material adverse effect on our financial position and operating results.

FUTURE REDUCTIONS IN REIMBURSEMENT RATES UNDER MEDICAID COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

Due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs, including funding for our equipment and services. These cuts have included, or may include, elimination or reduction of coverage for some or all of our equipment and services, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Approximately 5 percent of our customers are eligible for primary Medicaid benefits, and approximately 8 percent of our payments from primary and secondary insurance benefits are funded by state Medicaid programs. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for our equipment and services which, in turn, could have a material adverse effect on our financial position and operating results.

FUTURE REDUCTIONS IN REIMBURSEMENT RATES FROM PRIVATE PAYORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Payors such as private insurance companies and employers are under pressure to increase profitability and reduce costs. In response, certain payors are limiting coverage or reducing reimbursement rates for the equipment and services we provide. Approximately 17 percent of our customers and approximately 26 percent of our primary and secondary payments are derived from private payors. Continued financial pressures on these entities could lead to further reimbursement reductions for our equipment and services that could have a material adverse effect on our financial condition and operating results.

WE DEPEND UPON REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR A SIGNIFICANT MAJORITY OF OUR REVENUES, AND IF WE FAIL TO MANAGE THE COMPLEX AND LENGTHY REIMBURSEMENT PROCESS, OUR BUSINESS AND OPERATING RESULTS COULD SUFFER.

We derive a significant majority of our revenues from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. In 2003, approximately 60 percent of our revenues were derived from Medicare, 26 percent from private insurance carriers, 7 percent from Medicaid and the balance directly from individual customers and commercial entities.

Our financial condition and results of operations may be affected by the reimbursement process, which in the health care industry is complex and can involve lengthy delays between the time that services are rendered and the time that the reimbursement amounts are settled. Depending on the payor, we may be required to obtain certain payor-specific documentation from physicians and other health care providers before submitting claims for reimbursement. Certain payors have filing deadlines and they will not pay claims submitted after such time. We can not assure you that we will be able to continue to effectively manage the reimbursement process and collect payments for our equipment and services promptly.

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

As a health care supplier, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documenting and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request customer records and other documents to support our claims for payment. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to the legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on our business.

Health care is an area of rapid regulatory change. Changes in the law and new interpretations of existing laws may affect permissible activities, the costs associated with doing business, and reimbursement amounts paid by federal, state and other third-party payors. We can not predict the future of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or possible changes in national health care policies. Future legislation and regulatory changes could have a material adverse effect on our business.

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

Our ability to compete successfully and to increase our referrals of new customers are highly dependent upon our reputation within each local health care market for providing responsive, professional and high-quality service and achieving strong customer satisfaction. Given the relatively low barriers to entry in the home respiratory market, we expect that the industry will become increasingly competitive in the future. Increased competition in the future could limit our ability to attract and retain key operating personnel and achieve continued growth in our core business.

INCREASES IN OUR COSTS COULD ERODE OUR PROFIT MARGINS AND SUBSTANTIALLY REDUCE OUR NET INCOME AND CASH FLOWS.

Cost containment in the health care industry, fueled, in part, by federal and state government budgetary shortfalls, is likely to result in constant or decreasing reimbursement amounts for our equipment and services. As a result, our profit margins will decrease if we are unable to control our operating cost levels. Labor and related costs account for approximately 43 percent of our operating costs and expenses. We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage administrative and service employees. Since reimbursement rates are established by fee schedules mandated by Medicare, Medicaid and private payors, we are not able to offset the effects of general inflation in labor and related cost components, if any, through increases in prices for our equipment and services. Consequently, such cost increases could erode our profit margins and reduce our net income.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The fair value of our revolving credit agreement and senior secured notes are subject to change as a result of changes in market prices or interest rates. We estimate potential changes in the fair value of interest rate sensitive financial instruments based on a hypothetical increase (or decrease) in interest rates. Our use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account anticipated operating and financial transactions.

The following table sets forth the estimated fair value of our long-term obligations and our estimate of the impact from a 10 percent decrease in interest rates on the fair value of our long-term obligations and the associated change in annual interest expense.

Market Risk Sensitive Instruments — Interest Rate Sensitivity

				(Assuming 10% Decrease in Interest Rates)
(dollars in thousands)	Face Amount	Carrying Amount	Fair Value	Hypothetical Change in Fair Value	Hypothetical Change in Annual Interest Expense
As of December 31, 2003:
Revolving bank credit facility	$—	$—	$—	$—	$ —
Senior secured notes	95,000	95,000	98,875	117	—
Convertible debt	275,000	275,000	277,750	2,993	—
Deferred obligations	16,753	16,753	16,753	—	—
As of December 31, 2002:
Revolving bank credit facility	$60,000	$60,000	$60,000	$—	($154)
Senior secured notes	125,000	125,000	129,390	472	—
Convertible debt	—	—	—	—	—
Deferred obligations	24,243	24,243	24,243	—	—

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company has conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on its evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported within the required time periods.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Securities and Exchange Act of 1934) occurred during the fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors and Executive Officers

Information regarding the directors of the Company will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 17, 2004, under “Information Regarding the Board of Directors and Executive Officers” and is herein incorporated by reference.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additional information regarding the Audit Committee will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 17, 2004, under “Committees and Meetings of the Board of Directors” and “Audit Committee Report” and is herein incorporated by reference.

Audit Committee Financial Expert

The Board of Directors has designated William F. Miller, III as the Audit Committee “Financial Expert” as defined by Item 401(h) of Regulation S-K of the Exchange Act and has determined that he is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 17, 2004, under “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is herein incorporated by reference.

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to its directors, officers (including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as its employees. Copies of our code of ethics are available without charge upon written request directed to Corporate Secretary, Lincare Holdings Inc., 19387 U.S. 19 North, Clearwater, Florida 33764.

Item 11.    Executive Compensation

Information regarding executive compensation will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 17, 2004, under “Executive Compensation” and is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 17, 2004, under “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” and is herein incorporated by reference.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accountant Fees and Services

The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held May 17, 2004, under “Audit Committee Report” and “Information Regarding the Independent Auditors of the Company” and is herein incorporated by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)  (1) The following consolidated financial statements of Lincare Holdings Inc. and subsidiaries are filed as part of this Form 10-K starting at page F-1:

Independent Auditors’ Report

Consolidated Balance Sheets — December 31, 2003 and 2002

Consolidated Statements of Operations — Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows — Years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

               (2)  The following consolidated financial statement schedule of Lincare Holdings Inc. and subsidiaries is included in this Form 10-K at page S-1:

Schedule — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

               (3)  Exhibits included or incorporated herein:

See Exhibit Index.

(b)	Reports on Form 8-K

Furnished October 24, 2003: Announcement of the financial results for the quarter ended September 30, 2003.

Filed November 26, 2003: Press release addressing the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed effective March 15, 2004 on its behalf by the undersigned, thereunto duly authorized.

LINCARE HOLDINGS INC.

/s/ PAUL G. GABOS

Paul G. Gabos
Secretary, Chief Financial and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Position	Date
/s/ JOHN P. BYRNES John P. Byrnes	Director, President, Chief Executive Officer and Principal Executive Officer	March 15, 2004

/s/ PAUL G. GABOS Paul G. Gabos	Secretary, Chief Financial and Principal Accounting Officer	March 15, 2004

* Chester B. Black	Director	March 15, 2004

* Frank T. Cary	Director	March 15, 2004

* William F. Miller, III	Director	March 15, 2004

* Frank D. Byrne, M.D.	Director	March 15, 2004

* Stuart H. Altman, Ph.D.	Director	March 15, 2004

*By:	/s/ JOHN P. BYRNES Attorney in fact

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Lincare Holdings Inc.:

We have audited the consolidated financial statements listed in the index on page 26 of Lincare Holdings Inc. and subsidiaries. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in the index on page 26. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincare Holdings Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Tampa, Florida
February 6, 2004

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,815	$1,581
Restricted cash	7,909	—
Accounts and notes receivable (note 2)	151,194	142,740
Income taxes receivable	11,117	1,816
Inventories	2,503	2,987
Prepaid and other current assets	4,552	4,527
Total current assets	187,090	153,651
Property and equipment (notes 3 and 4)	622,274	515,272
Accumulated depreciation	(334,150)	(279,762)
Net property and equipment	288,124	235,510
Other assets:
Goodwill	941,937	800,905
Covenants not-to-compete, less accumulated amortization of $16,597 in 2003 and $15,010 in 2002	4,224	5,346
Other	10,285	3,189
Total other assets	956,446	809,440
Total assets	$1,431,660	$1,198,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations (note 5)	$65,936	$53,718
Accounts payable	35,033	26,962
Accrued expenses:
Compensation and benefits	30,415	17,569
Liability insurance	8,891	4,787
Other current liabilities	6,882	7,629
Total current liabilities	147,157	110,665
Long-term obligations, excluding current installments (note 5)	320,817	155,525
Deferred income taxes (note 6)	114,689	75,375
Minority interest	750	746
Total liabilities	583,413	342,311
Stockholders’ equity (notes 6, 7, and 8):
Common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding: 122,842,964 and 99,012,166 in 2003, 121,715,964 and 105,798,086 in 2002	1,229	1,217
Additional paid-in capital	229,111	206,525
Retained earnings	1,142,176	910,065
Less treasury stock, at cost: 23,830,798 shares in 2003 and 15,917,878 shares in 2002	(524,269)	(261,517)
Total stockholders’ equity	848,247	856,290
Commitments and contingencies (notes 4, 5 and 14)	—	—
Total liabilities and stockholders’ equity	$1,431,660	$1,198,601

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(In thousands, except per share data)
Net revenues (note 9)	$1,147,356	$960,904	$812,442
Costs and expenses:
Cost of goods and services	171,658	144,525	123,406
Operating expenses	253,341	215,724	183,385
Selling, general and administrative expenses	239,656	201,468	167,269
Bad debt expense	17,210	14,414	12,187
Depreciation expense	75,007	63,299	54,699
Amortization expense	1,587	1,664	21,119
Other charges (note 13)	—	—	10,650
	758,459	641,094	572,715
Operating income	388,897	319,810	239,727
Other income (expenses):
Interest income	226	164	365
Interest expense	(17,431)	(14,165)	(16,013)
Net loss on disposal of property and equipment	(428)	(147)	(71)
Realized loss on derivative financial instrument (note 5)	—	—	(6,004)
	(17,633)	(14,148)	(21,723)
Income before income taxes	371,264	305,662	218,004
Income tax expense (note 6)	139,153	115,234	83,060
Net income	$232,111	$190,428	$134,944
Income per common share (note 10):
Basic	$2.28	$1.78	$1.26
Diluted	$2.22	$1.73	$1.23
Weighted average number of common shares outstanding	101,671	106,942	107,439
Weighted average number of common shares and common share equivalents outstanding	104,565	109,770	110,071

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2003, 2002 and 2001

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	(Dollars in thousands)
Balances at December 31, 2000	$1,200	$175,402	$584,693	$(176,845)	$584,450
Exercise of stock options (note 8)	10	11,103	—	—	11,113
Tax benefit related to exercise of employee stock options (notes 6 and 8)	—	7,659	—	—	7,659
Net income	—	—	134,944	—	134,944
Treasury stock issued	—	—	—	792	792
Balances at December 31, 2001	1,210	194,164	719,637	(176,053)	738,958
Exercise of stock options (note 8)	7	7,260	—	—	7,267
Tax benefit related to exercise of employee stock options (notes 6 and 8)	—	5,101	—	—	5,101
Net income	—	—	190,428	—	190,428
Treasury stock issued	—	—	—	1,035	1,035
Treasury stock acquired	—	—	—	(86,499)	(86,499)
Balances at December 31, 2002	1,217	206,525	910,065	(261,517)	856,290
Exercise of stock options (note 8)	12	13,459	—	—	13,471
Tax benefit related to exercise of employee stock options (notes 6 and 8)	—	9,127	—	—	9,127
Net income	—	—	232,111	—	232,111
Treasury stock issued	—	—	—	1,227	1,227
Treasury stock acquired	—	—	—	(263,979)	(263,979)
Balances at December 31, 2003	$1,229	$229,111	$1,142,176	$(524,269)	$848,247

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$232,111	$190,428	$134,944
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts and notes receivable	17,210	14,414	12,187
Depreciation expense	75,007	63,299	54,699
Loss on disposal of property and equipment	428	147	71
Amortization expense	1,587	1,664	21,119
Amortization of interest swap contracts	(719)	(785)	(785)
Realized loss on interest rate derivative (note 5)	—	—	6,004
Deferred income tax benefit	39,315	31,807	8,983
Minority interest in net earnings of subsidiary	89	96	86
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts and notes receivable	(19,488)	(10,948)	(37,276)
Decrease in inventories	1,133	19	1,205
(Increase) decrease in prepaid and other current assets	(25)	1,658	936
Increase (decrease) in accounts payable	8,071	(2,984)	10,134
Increase in accrued expenses	15,739	305	3,309
Increase (decrease) in income taxes payable	(175)	(1,935)	18,089
Net cash provided by operating activities	370,283	287,185	233,705
Cash flows from investing activities:
Proceeds from sale of property and equipment	6,260	244	150
Capital expenditures	(127,835)	(82,928)	(74,206)
(Increase) decrease in other assets	(5,931)	(1,316)	648
Business acquisitions, net of cash acquired (note 12)	(133,937)	(94,703)	(149,375)
Cash restricted for future payments	(11,469)	—	(8,350)
Net cash used by investing activities	(272,912)	(178,703)	(231,133)
Cash flows from financing activities:
Proceeds from issuance of debt	570,471	177,535	175,534
Payments of debt	(410,241)	(206,142)	(185,111)
Payment of interest rate derivative (note 5)	—	—	(7,965)
Decrease in minority interest	(86)	(97)	(136)
Proceeds from issuance of common stock	13,471	7,267	11,113
Proceeds from issuance of treasury stock	1,227	1,035	792
Payments to acquire treasury stock	(263,979)	(86,499)	—
Net cash used by financing activities	(89,137)	(106,901)	(5,773)
Net increase (decrease) in cash and cash equivalents	8,234	1,581	(3,201)
Cash and cash equivalents, beginning of period	1,581	—	3,201
Cash and cash equivalents, end of period	$9,815	$1,581	$—

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

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

(d) Revenue Recognition

The Company’s revenues are recognized on an accrual basis in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third- party payors. The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. If the payment amount received differs from the net realizable amount, an adjustment is made to the net realizable amount in the period that these payment differences are determined. The Company reports revenues in its financial statements net of such adjustments.

The Company’s revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 — Revenue Recognition (“SAB 104”) for determining when revenue is realized or realizable and earned. The Company recognizes revenue in accordance with the requirements of SAB 104 that:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectibility is reasonably assured.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. Included in accounts receivable are earned but unbilled receivables. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is probable and that unbilled accounts receivable are recorded at net realizable amounts expected to be paid by customers and third-party payors. Billing delays, ranging from several

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2003, 2002 and 2001

(1)  Description of Business and Summary of Significant Accounting Policies (Continued)

days to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and business acquisitions awaiting assignment of new provider enrollment identification numbers.

The Company performs analyses to evaluate the net realizable value of accounts receivable. Specifically, the Company considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that the Company’s estimates could change, which could have an impact on the Company’s results of operations and cash flows.

(e) Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short-term investments with a purchased maturity of less than three months to be cash equivalents.

(f) Restricted and Segregated Cash

Restricted and segregated cash was held in an interest-bearing investment account, was restricted for use and segregated for the purposes of complying with and performing certain contractual payment obligations in connection with the purchase of health care related assets of Healthcare Solutions, Inc. on May 2, 2003.

(g) Financial Instruments

The Company believes the book value of its cash equivalents, accounts and notes receivable, income taxes receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature. The book value of the Company’s revolving credit agreement and deferred acquisition obligations approximate their fair value as the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company. The fair value of the Company’s senior secured notes is estimated based on the discounted value of the future cash flows expected to be paid over the maturity period of the notes. The estimated fair value of the senior secured notes at December 31, 2003 and 2002 was $98,875,000 and $129,390,000, respectively. The fair value of the Company’s 3.0% convertible debentures due June 15, 2033, is estimated based on several standard market variables including the Company’s stock price, yield to put/call through conversion and yield to maturity. The estimated fair value of the Company’s debentures was $277,750,000 at December 31, 2003. Additional disclosures related to the Company’s financial instruments are included under Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(h) Inventories

Inventories, consisting of equipment, supplies and replacement parts, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

(i) Property and Equipment

Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as set forth in the table below.

Building and improvements	5 to 40 years
Equipment and furniture	2 to 20 years

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2003, 2002 and 2001

(1)  Description of Business and Summary of Significant Accounting Policies (Continued)

Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or estimated useful life of the asset. Amortization is included with depreciation expense.

(j) Goodwill, Other Assets and Impairment

Goodwill results from the excess of cost over net assets of acquired businesses and until December 31, 2001, was amortized on a straight-line basis over 40 years. Covenants not-to-compete are amortized on a straight-line basis over the life of the respective covenants, one to five years.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Amortization Expense
(In thousands)
2004	$1,491
2005	1,422
2006	1,179
2007	112
2008	20
Total amortization expense	$4,224

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

Had SFAS 142 been in effect for the year ended December 31, 2001, pro forma net income and net income per share would have been as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Net income, as reported	$232,111	$190,428	$134,944
Add: Goodwill amortization, net of tax	—	—	12,656
Pro forma net income	$232,111	$190,428	$147,600
Net income per share:
As reported:
Basic	$2.28	$1.78	$1.26
Diluted	$2.22	$1.73	$1.23

Pro forma:
Basic	$2.28	$1.78	$1.37
Diluted	$2.22	$1.73	$1.34

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2003, 2002 and 2001

(1)  Description of Business and Summary of Significant Accounting Policies (Continued)

The Company annually evaluates whether events or circumstances have occurred that would indicate an impairment in the value of goodwill. The Company also evaluates the useful lives of property and equipment and certain intangibles to determine whether events or circumstances warrant impairment charges or revised depreciation or amortization periods. If there is an indication that the carrying value of a long-lived asset is not recoverable, the Company estimates the projected undiscounted cash flows, excluding interest, of the asset to determine if any impairment loss should be recognized. In this evaluation, the Company considers the effects of external changes to the Company’s business environment, including competitive pressures, market erosion and technological and regulatory changes. The impairment loss is determined by comparing the carrying amount of the asset to its estimated fair value. No impairment loss has been recorded for the years ended December 31, 2003 and 2002.

(k) Income Taxes

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

(l) Advertising Costs

Advertising costs are charged to expense as incurred.

(m) Employee Benefit Plans

Pension Plan. The Company has a defined contribution pension plan covering substantially all employees. Employer contributions (net of applied forfeitures) were approximately $5.7 million in 2003, $6.1 million in 2002 and $5.5 million in 2001.

Employee Stock Purchase Plan. The Company sponsors an employee stock purchase plan that enables eligible employees to purchase shares of the Company’s common stock at the lower of 85 percent of the fair market value of the Company’s stock price on: (i) the last day of the offering period; or (ii) the last day of the prior offering period. Employees may elect to have up to 10% of their base salary withheld on an after-tax basis. Under the employee stock purchase plan, 1.2 million shares have been authorized for issuance. To date, 309,895 shares have been issued under this authorization. During 2003, the Company issued 47,989 shares at an average price of $25.55; during 2002, the Company issued 39,458 shares at an average price of $23.69; and during 2001, the Company issued 34,678 shares at an average price of $22.93 per share. See Note 8 to Consolidated Financial Statements for pro forma results had compensation expense been recognized based on fair value as of the grant dates as prescribed by FAS123.

(n) Stock Options

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” establishes financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 allows two alternative accounting methods: (1) a fair-value-based method, or (2) an intrinsic-value-based method which is prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. The Company has elected to account for its stock-based incentive plans and awards under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” See Note 8 to Consolidated Financial Statements for disclosure pursuant to SFAS 148.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2003, 2002 and 2001

(1)  Description of Business and Summary of Significant Accounting Policies (Continued)

(o) Segment Information

The Company follows Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 utilizes the “management” approach for determining reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company maintains a decentralized approach to management of its local business operations. Decentralization of managerial decision-making enables the Company’s operating centers to respond promptly and effectively to local market demands and opportunities. The Company provides home health care equipment and services through 727 operating centers in 47 states. The Company views each operating center as a distinct part of a single “operating segment,” as each operating center provides the same products to customers. Management reporting and analysis occurs at an individual operating center level and senior management reviews statements of operation for each of the Company’s operating centers on a monthly basis. As a result, all of the Company’s operating centers are aggregated into one reportable segment.

(p) New Accounting Standards

In December 2003, the Financial Accounting Standards Board revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addressed consolidation by business enterprises of variable interest entities (“VIEs”) meeting certain criteria. The revised FASB Interpretation, FIN 46R, was issued to clarify certain ambiguities contained within the original Interpretation and to improve the financial reporting by enterprises involved with VIEs. The Company does not expect this Interpretation to have a material impact on its consolidated financial position or results of operations.

(q) Contingencies

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

(r) Concentration of Credit Risk

The Company’s revenues are generated through locations in 47 states. The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 67%, 67% and 62% of net revenues in 2003, 2002 and 2001, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2003, 2002 and 2001

(2) Accounts and Notes Receivable

Accounts and notes receivable at December 31, 2003 and 2002 consist of:

	2003	2002
	(In thousands)
Trade	$173,405	$154,044
Other	412	20
	173,817	154,064
Less allowance for uncollectible accounts	22,623	11,324
	$151,194	$142,740

(3) Property and Equipment

Property and equipment at December 31, 2003 and 2002 consist of:

	2003	2002
	(In thousands)
Land and improvements	$3,072	$3,072
Building and improvements	19,198	18,871
Equipment and furniture	600,004	493,329
	$622,274	$515,272

Rental equipment of approximately $476.5 million in 2003 and $389.9 million in 2002 is included with equipment and furniture.

(4) Leases

The Company has office equipment classified as capital leases at December 31, 2003. The amount applicable to these assets and included in property and equipment is:

	2003	2002
	(In thousands)
Office equipment	$4,094	$—
Less accumulated depreciation	(1,868)	—
	$2,226	$—

The Company has several noncancelable lease obligations, primarily for buildings, office equipment and vehicles, that expire over the next five years and provide renewal options. Operating lease expense was approximately $36.9 million in 2003, $34.1 million in 2002 and $31.1 million in 2001. Future minimum lease payments under capital leases and noncancelable operating leases as of December 31, 2003, are as follows:

	Capital leases	Operating leases
	(In thousands)
2004	$1,993	$27,533
2005	233	19,519
2006	—	10,584
2007	—	5,091
2008	—	1,289
Total minimum lease payments	$2,226	$64,016

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2003, 2002 and 2001

(5) Long-Term Obligations

Long-term obligations at December 31, 2003 and 2002 consist of:

	2003	2002
	(In thousands)
Borrowings under five-year revolving credit facility bearing interest at the Interbank Offered Rate, adjusted for changes in reserve requirements, plus an applicable margin based upon the Company’s consolidated leverage ratio (consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization) payable in 2007	$—	$60,000
Borrowings under senior secured notes bearing fixed interest maturing over three, four and five years: $30.0 million at 8.91% due 2003, $50.0 million at 9.01% due 2004 and $45.0 million at 9.11% due 2005 and proceeds from the sale of interest swap contracts	95,284	125,525
Convertible debt to mature in 2033, bearing fixed interest of 3.0%, with a callable option in 2008	275,000	—
Capital lease obligations included in short-term debt ($2.0 million) and long-term obligations ($0.2 million)	2,226	—
Unsecured, deferred acquisition obligations net of imputed interest, payable in various installments through 2004	14,243	23,718
Total long-term obligations	386,753	209,243
Less: current installments	65,936	53,718
Long-term debt, excluding current installments	$320,817	$155,525

The Company’s current revolving credit agreement with several lenders and Bank of America N.A. as agent, dated April 25, 2002, as amended, permits the Company to borrow amounts up to $200.0 million on a five-year revolving credit facility. The five-year revolving credit facility contains a $20.0 million letter of credit sub-facility which reduces the principal amount available under the five-year revolving credit facility by the amount of outstanding letters of credit. As of December 31, 2003, $11.0 million was outstanding under the letter of credit sub-facility. The revolving credit agreement has a termination date of April 24, 2007. Upon entering into the revolving credit agreement, an origination fee of $1.7 million was paid and is being amortized over five years. (Any remaining portion of the previous amendment fees were recalculated to be amortized over the new five-year time period.) Commitment fees on the unused portion of the facility (.300% at December 31, 2003) are based upon the Company’s consolidated leverage ratio for the most recent four fiscal quarters. Interest accrued on the outstanding principal balance that is not termed for repayment is payable monthly. The revolving credit agreement contains several financial and other covenants and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc.

The Company’s $60.0 million 364-day revolving credit agreement expired on August 22, 2000 and was replaced on September 6, 2000 by $125.0 million of senior secured notes offered through a private placement. The senior secured notes have a fixed interest rate and mature over three, four and five years: $30.0 million at 8.91% due September 15, 2003, $50.0 million at 9.01% due September 15, 2004 and $45.0 million at 9.11% due September 15, 2005. Upon entering into the senior secured note agreement, a placement fee of $0.9 million was paid and is being amortized over the periods of the notes. The senior secured notes contain several financial and other covenants and are secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. On September 6, 2000, the Company entered into an interest swap agreement whereby the interest rate on its $125.0 million of senior secured notes were effectively converted to variable interest rates. On December 14, 2000, the Company terminated the interest rate swap agreement prior to its maturity at a realized gain of $3.0 million. The gain was deferred and is being recognized over the maturity periods of the senior secured notes.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2003, 2002 and 2001

(5) Long-Term Obligations (Continued)

In addition, the Company entered into an interest rate collar transaction with an initial notional amount of $125.0 million. The collar had a floor and cap rate with a floating rate option based on three-month LIBOR. At December 31, 2000, the collar was recorded at a fair value by the Company for $2.0 million in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” On November 27, 2001, the Company terminated the interest rate collar agreement prior to its maturity and paid $8.0 million, realizing a loss of $6.0 million.

On June 11, 2003, the Company completed the sale of $250.0 million aggregate principal amount of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) in a private placement. The Debentures are convertible into shares of Lincare common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. This is equivalent to a conversion price of approximately $53.33 per share of common stock. On June 23, 2003, the Company sold an additional $25.0 million principal amount of Debentures pursuant to the exercise in full of an over-allotment option granted to the initial purchasers of the Debentures. The Debentures are convertible into common stock in any calendar quarter if, among other circumstances, the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of our previous calendar quarter is greater than or equal to 120% of the applicable conversion price per share ($64.00 per share) of Lincare common stock on such last trading day. Interest on the Debentures is payable at the rate of 3.0% per annum on June 15 and December 15 of each year, which began on December 15, 2003. The Debentures are senior unsecured obligations and will mature on June 15, 2033. The Debentures are redeemable by the Company on or after June 15, 2008, and may be put to the Company for repurchase on June 15, 2008, 2010, 2013, or 2018.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2003, 2002 and 2001

(5) Long-Term Obligations (Continued)

The aggregate maturities of long-term obligations for each of the five years subsequent to December 31, 2003, are as follows:

(In thousands)
2004	$66,127
2005	45,426
2006	200
2007	—
2008	—
$111,753

(6) Income Taxes

The tax effects of temporary differences that account for significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002
	(In thousands)
Deferred tax assets:
Accrued expenses, principally due to deferral for income tax reporting purposes	$(1,920)	$(352)
Intangible assets and covenants not to compete, principally due to differences in amortization	(13,818)	(10,589)
Net operating loss carryforward	—	(17)
Total gross deferred tax assets	(15,738)	(10,958)
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	55,063	36,627
Goodwill, principally due to differences in amortization	64,602	45,351
Other	8,843	1,402
Total gross deferred tax liabilities	128,508	83,380
Net deferred tax liability	$112,770	$72,422

There is no valuation allowance for deferred tax assets. The Company expects that the results of future operations will generate sufficient taxable income to allow for the utilization of deferred tax assets.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2003, 2002 and 2001

(6) Income Taxes (Continued)

Income tax expense attributable to operations consists of:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Current:
Federal	$93,912	$79,211	$67,760
State	4,893	6,079	6,003
Total current	98,805	85,290	73,763
Deferred:
Federal	34,224	27,771	8,541
State	6,124	2,173	756
Total deferred	40,348	29,944	9,297
Total income tax expense	$139,153	$115,234	$83,060
Total income tax expense allocation:
Income from operations	$139,153	$115,234	$83,060
Stockholders’ equity for compensation expense for tax purposes	(9,127)	(5,101)	(7,659)
	$130,026	$110,133	$75,401

Total income tax expense differs from the amounts computed by applying a U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Computed “expected” tax expense	$129,942	$106,982	$76,302
State income taxes, net of federal income tax benefit	7,161	5,364	4,393
Other	2,050	2,888	2,365
Total income tax expense	$139,153	$115,234	$83,060

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

The Company has reserved a total of 11.9 million shares of common stock for issuance under its Non-Qualified Stock Option Plan (the “Plan”). At December 31, 2003, there were no options outstanding and no options available for issuance under the Plan. The Company has reserved a total of 6.4 million shares of common stock for issuance under

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2003, 2002 and 2001

(8) Stock Options (Continued)

its 1991 Stock Plan (the “1991 Plan”). At December 31, 2003, there were options for 25,800 shares outstanding and no options available for issuance under the 1991 Plan. The Company has reserved a total of 2.0 million shares of common stock for issuance under its 1994 Stock Plan (the “1994 Plan”). At December 31, 2003, there were options for .3 million shares outstanding and no options available for issuance under the 1994 Plan. The Company has reserved a total of 4.0 million shares of common stock for issuance under its 1996 Stock Plan (the “1996 Plan”). At December 31, 2003, there were options for 1.6 million shares outstanding and no options available for issue under the 1996 Plan. The Company has reserved a total of 3.0 million shares of common stock for issuance under its 1998 stock plan (the “1998 Plan”). At December 31, 2003, there were options for 2.3 million shares outstanding and 68,000 shares available for issuance under the 1998 Plan. The Company has reserved a total of 2.0 million shares of common stock for issuance under the 2000 Stock Plan (the “2000 Plan”). At December 31, 2003, there were options for 1.3 million shares outstanding and options for 44,500 shares available for issuance under the 2000 Plan. The Company has reserved a total of 6.5 million shares of common stock for issuance under the 2001 Stock Plan (the “2001 Plan”). At December 31, 2003, there were options for 5.5 million shares outstanding and options for .9 million shares available for issuance under the 2001 Plan.

The per share weighted average fair value of stock options granted during 2003, 2002 and 2001 was $13.28, $17.56 and $12.32 on the date of grant using the Black Scholes multiple option pricing model with the following weighted average assumptions: 2003 — expected dividend yield 0%, risk-free interest rate of 2.0%, expected life of 4 years, and volatility of 57.7%; 2002 — expected dividend yield 0%, risk-free interest rate of 2.8%, expected life of 8 years, and volatility of 58.8%; 2001 — expected dividend yield 0%, risk-free interest rate of 3.7%, expected life of 4 years, and volatility of 61.4%.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” establishes financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 allows two alternative accounting methods: (1) a fair-value-based method, or (2) an intrinsic-value-based method which is prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. The Company has elected to account for its stock-based incentive plans and awards under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Had the Company determined compensation cost based on the fair value at the grant date for stock options under Statement of Financial Accounting Standards No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001
	(In thousands, except per share data)
Net income:
As reported	$232,111	$190,428	$134,944
Pro forma	$215,028	$171,550	$118,513
Income per common share:
Basic — as reported	$2.28	$1.78	$1.26
Diluted — as reported	$2.22	$1.73	$1.23
Basic — pro forma	$2.11	$1.60	$1.10
Diluted — pro forma	$2.06	$1.56	$1.08

Pro forma net income reflects only options granted since December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under Statement of Financial Accounting Standards No. 123 is not reflected in the pro forma net income or per share amounts presented above because compensation cost is reflected over the options’ vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2003, 2002 and 2001

(8) Stock Options (Continued)

Information related to the plans is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2000	8,069,000	$12.00
Exercised in 2001	(1,073,650)	10.37
Canceled in 2001	(100,000)	16.71
Options issued in 2001	3,066,000	25.59
Outstanding at December 31, 2001	9,961,350	16.31
Exercised in 2002	(675,650)	10.88
Canceled in 2002	(253,000)	16.62
Options issued in 2002	1,332,000	27.87
Outstanding at December 31, 2002	10,364,700	18.16
Exercised in 2003	(1,127,100)	11.84
Canceled in 2003	(40,150)	26.57
Options issued in 2003	1,890,000	30.90
Outstanding at December 31, 2003	11,087,450	$20.94

At December 31, 2003, the range of exercise prices and weighted average remaining contractual life of outstanding options were as follows:

Range of Exercise Prices	Options Outstanding as of December 31, 2003	Weighted Average Remaining Contractual Life
$ 4.75–$12.25	2,405,000	3.1 years
$12.31–$17.81	2,552,150	3.9 years
$24.45–$32.00	6,130,300	6.3 years
$ 4.75–$32.00	11,087,450	5.1 years

At December 31, 2003, 2002 and 2001, the number of options exercisable was 7.5 million, 5.5 million and 3.0 million, respectively, and the weighted average exercise price of those options was $17.07, $14.47 and $11.05, respectively. All of the securities to be issued upon exercise of outstanding options were the result of options granted under equity compensation plans approved by the Company’s stockholders.

In connection with the exercise of certain stock options, the Company receives a tax deduction for the difference between the fair value of the common stock at the date of exercise and the exercise price. The related income tax benefit of approximately $9.1 million in 2003, $5.1 million in 2002 and $7.7 million in 2001 has been recorded as a reduction of income taxes payable and an increase to additional paid-in capital.

(9) Net Revenues

Included in the Company’s net revenues is reimbursement from the federal government under Medicare, Medicaid and other federally funded programs, which aggregated approximately 67% in 2003, 67% in 2002, and 62% in 2001 of such net revenues.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2003, 2002 and 2001

(9) Net Revenues (Continued)

The following table sets forth a summary of the Company’s net revenues by source:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Oxygen and other respiratory therapy	$1,041,983	$868,561	$715,123
Home medical equipment and other	105,373	92,343	97,319
Total	$1,147,356	$960,904	$812,442

(10) Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in earnings, including stock options. When the exercise of stock options is anti-dilutive, they are excluded from the calculation. There were no anti-dilutive stock options excluded from the calculation for the years ended December 31, 2003, 2002 and 2001.

The effect of approximately 5.2 million common shares issuable upon conversion of the Company’s 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) was not included in the computation of diluted earnings per share for the year ended December 31, 2003, because none of the conditions that would permit conversion of the Debentures had been satisfied during the period. The Company intends to settle the principal amount of Debentures in cash.

A reconciliation of the numerators and the denominators of the basic and diluted per common share computations is as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Numerator:
Basic — Income available to common stockholders	$232,111	$190,428	$134,944
Effect of dilutive securities — Stock options	—	—	—
Diluted — Income available to common stockholders and holders of dilutive securities	$232,111	$190,428	$134,944
Denominator:
Weighted average shares	101,671	106,942	107,439
Effect of dilutive securities — Stock options	2,894	2,828	2,632
Adjusted weighted average shares	104,565	109,770	110,071
Per share amount:
Basic	$2.28	$1.78	$1.26
Diluted	$2.22	$1.73	$1.23

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2003, 2002 and 2001

(11) Supplemental Statements of Cash Flows Information

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Cash paid for:
Interest	$17,332	$15,241	$12,651
Income taxes	$98,981	$86,887	$55,847

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

During 2003, the Company acquired certain assets of 13 businesses in separate transactions. During 2002, the Company acquired certain assets of 28 businesses in separate transactions. Consideration for the acquisitions generally included cash, unsecured non-interest bearing obligations and the assumption of certain liabilities.

None of the businesses acquired were related to the Company prior to acquisition. Each acquisition during 2003 and 2002 was accounted for as a purchase. The results of operations of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition. Each of the acquired companies conducted operations similar to that of the Company.

The aggregate cost of the acquisitions described above was as follows:

	2003	2002
	(In thousands)
Cash	$133,937	$94,703
Deferred acquisition obligations	19,607	24,689
Assumption of liabilities	465	423
	$154,009	$119,815

The aggregate purchase price of the acquisitions described above was allocated as follows:

	2003	2002
	(In thousands)
Current assets	$5,649	$2,495
Property and equipment	6,474	3,959
Intangible assets	465	200
Goodwill	141,421	113,161
	$154,009	$119,815

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company adopted SFAS No. 141 on July 1, 2001 and adopted SFAS No. 142 in the first quarter of 2002 (see previous discussion in note (1)(h)).

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2003, 2002 and 2001

(12) Business Combinations (Continued)

The following unaudited pro forma supplemental information on the results of operations for the years ended December 31, 2003 and 2002 includes the 2003 acquisitions as if they had been combined at the beginning of 2002.

	2003	2002
	(In thousands, except per share data)
Net revenues	$1,173,845	$1,042,024
Net income	$236,550	$206,203
Basic — income per common share	$2.33	$1.93
Diluted — income per common share	$2.26	$1.88

This unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of 2002 or of future results of operations of the combined companies.

(13) Other Charges

In 2001, we recorded other charges of $10.6 million of which $4.1 million was related to the settlement of an investigation by the U.S. Attorney’s Office in Sacramento, California, without any admission of wrongdoing, including a $1.0 million reserve for related legal expenses. The remaining $6.5 million of other charges related to the execution of employment agreements with 16 mid-level management employees as well as the modification and extension of certain executive officer employment agreements.

(14) Contingencies

As a health care provider, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documenting and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by Lincare for payment of services rendered to customers. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to legal process.

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

We are also involved in certain other claims and legal actions in the ordinary course of our business. The ultimate disposition of all such matters is not expected to have a material adverse impact on our financial position, results of operations or liquidity.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2003, 2002 and 2001

(15) Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial results for the years ended December 31, 2003 and 2002:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2003:
Net revenues	$265,173	$283,132	$296,268	$302,783
Operating income	$88,005	$94,779	$101,715	$104,398
Net income	$52,922	$56,810	$60,423	$61,956
Income per common share:
Basic	$0.50	$0.55	$0.61	$0.63
Diluted	$0.49	$0.53	$0.59	$0.61
2002:
Net revenues	$228,521	$234,455	$244,174	$253,754
Operating income	$76,271	$78,112	$81,210	$84,217
Net income	$45,191	$46,490	$48,456	$50,291
Income per common share:
Basic	$0.42	$0.43	$0.45	$0.47
Diluted	$0.41	$0.42	$0.44	$0.46

SCHEDULE

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)

Year Ended December 31, 2003
Deducted from asset accounts:
Allowance for uncollectible accounts	$11,324	$17,210	$12,146	(1)	$18,057	(2)	$22,623

Year Ended December 31, 2002
Deducted from asset accounts:
Allowance for uncollectible accounts	$7,444	$14,414	$6,911	(1)	$17,445	(2)	$11,324

Year Ended December 31, 2001
Deducted from asset accounts:
Allowance for uncollectible accounts	$9,489	$12,187	$1,924	(1)	$16,156	(2)	$7,444

(1)	To record allowance on business combinations.
(2)	To record write-offs.

INDEX OF EXHIBITS

Exhibit Number	Exhibit
3.10(C)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.
3.11(C)	Certificate of Amendment to the Amended and Restated
Certificate of Incorporation of Lincare Holdings Inc.
3.20(H)	Amended and Restated By-Laws of Lincare Holdings Inc.
4.1(I)	Lincare Holdings Inc. Indenture dated as of June 11, 2003
4.2(I)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003
10.20(A)	Non-Qualified Stock Option Plan of Registrant
10.21(A)	Lincare Holdings Inc. 1991 Stock Plan
10.22(E)	Lincare Holdings Inc. 1994 Stock Plan
10.23(E)	Lincare Holdings Inc. 1996 Stock Plan
10.24(E)	Lincare Holdings Inc. 1998 Stock Plan
10.25(E)	Lincare Holdings Inc. 2000 Stock Plan
10.27(J)	Amended Lincare Holdings Inc. 2001 Stock Plan
10.30(G)	Lincare Inc. 401(k) Plan
10.31(B)	Employee Stock Purchase Plan
10.40(F)	Form of Executive Employment Agreement dated December 15, 2001
10.50(B)	Form of Non-employment Director Stock Option Agreement
10.51(B)	Form of Non-qualified Stock Option Agreement
10.60(G)	Amended and Restated Credit Agreement dated as of April 25, 2002
10.63(J)	First Amendment to Amended and Restated Credit Agreement dated June 4, 2003
10.70(D)	Senior Secured Note Purchase Agreement among Lincare Holdings Inc., as Borrower, and several note holders with Bank of America, N.A., as Agent
10.71(D)	Form of Series A Note
10.72(D)	Form of Series B Note
10.73(D)	Form of Series C Note
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries of Lincare Holdings Inc.
24.1	Special Powers of Attorney
31.1
Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

31.2
Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

A	Incorporated by reference to the Corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-44672).

B	Incorporated by reference to the Registrant’s Form 10-K dated March 26, 1998.

C	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.

D	Incorporated by reference to the Registrant’s Form 10-Q dated November 13, 2000.

E	Incorporated by reference to the Registrant’s Form 10-K dated March 29, 2001.

F	Incorporated by reference to the Registrant’s Form 10-K dated March 28, 2002.

G	Incorporated by reference to the Registrant’s Form 10-Q dated May 13, 2002.

H	Incorporated by reference to the Registrant’s Form 10-Q dated August 13, 2002.

I	Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.

J	Incorporated by reference to the Registrant’s Form 10-Q dated August 14, 2003.