Form 10-Q
period 2004-03-31
LINCARE HOLDINGS INC
filed 2004-05-07
CIK 882235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File Number 0-19946

LINCARE HOLDINGS INC.
 (Exact name of registrant as specified in its charter)

Delaware	51-0331330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19387 US 19 North Clearwater, FL	33764
(Address of principal executive offices)	(Zip Code)

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock, $0.01 par value	99,436,241 shares

LINCARE HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended March 31, 2004
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2004	December 31, 2003

Current assets:
Cash and cash equivalents	$92,263	$9,815
Restricted cash	8,341	7,909
Accounts and notes receivable	153,991	151,194
Income tax receivable	0	11,117
Inventories	2,440	2,503
Prepaid and other current assets	3,367	4,552

Total current assets	260,402	187,090

Property and equipment	642,378	622,274
Less: accumulated depreciation	(349,514)	(334,150)

Net property and equipment	292,864	288,124

Other assets:
Goodwill	951,749	941,937
Covenants not-to-compete	3,892	4,224
Other	8,969	10,285

Total other assets	964,610	956,446

Total assets	$1,517,876	$1,431,660

Current liabilities:
Current installments of long-term obligations	$63,062	$65,936
Accounts payable	31,120	35,033
Accrued expenses:
Compensation and benefits	21,766	30,415
Liability insurance	12,027	8,891
Other current liabilities	7,311	6,882
Income taxes payable	20,324	0

Total current liabilities	155,610	147,157

Long-term obligations, excluding current installments	320,476	320,817
Deferred income taxes	124,137	114,689
Minority interest	683	750

Total liabilities	600,906	583,413

Stockholders’ equity:
Common stock	1,231	1,229
Additional paid-in capital	234,511	229,111
Retained earnings	1,205,109	1,142,176
Less: treasury stock	(523,881)	(524,269)

Total stockholders’ equity	916,970	848,247

Total liabilities and stockholders’ equity	$1,517,876	$1,431,660

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	For The Three Months Ended

	March 31, 2004	March 31, 2003

Net revenues	$306,871	$265,173

Costs and expenses:
Cost of goods and services	45,852	39,936
Operating expenses	64,805	59,479
Selling, general and administrative expenses	64,536	56,085
Bad debt expense	4,603	3,978
Depreciation expense	21,285	17,275
Amortization expense	377	415

	201,458	177,168

Operating income	105,413	88,005

Other income (expense):
Interest income	154	31
Interest expense	(4,550)	(3,495)
Net loss on disposal of property and equipment	(2)	(2)

	(4,398)	(3,466)

Income before income taxes	101,015	84,539
Income tax expense	38,082	31,617

Net income	$62,933	$52,922

Basic earnings per common share	$0.64	$0.50

Diluted earnings per common share	$0.62	$0.49

Weighted average number of common shares outstanding	99,037,298	104,808,097

Weighted average number of common shares and common share equivalents outstanding	101,299,317	107,463,380

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Three Months Ended

	March 31, 2004	March 31, 2003

Cash flows from operating activities:
Net income	$62,933	$52,922
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts and notes receivable	4,603	3,978
Depreciation expense	21,285	17,275
Loss on disposal of property and equipment	2	2
Amortization expense	377	415
Amortization of interest swap contracts	(147)	(196)
Deferred income tax benefit	9,448	2,130
Minority interest in net earnings of subsidiary	21	19
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts and notes receivable	(7,387)	(12,863)
Decrease in inventories	69	356
Decrease in prepaid and other current assets	1,185	1,243
Increase (decrease) in accounts payable	(4,057)	1,305
Decrease in accrued expenses	(5,136)	(5,598)
Increase in income taxes payable	33,326	27,492

Net cash provided by operating activities	116,522	88,480

Cash flows from investing activities:
Proceeds from sale of property and equipment	6	26
Capital expenditures	(25,315)	(23,066)
Decrease in other assets	87	483
Business acquisitions, net of cash acquired	(8,089)	(22,985)
Cash restricted for future payments	(561)	0

Net cash used by investing activities	(33,872)	(45,542)

Cash flows from financing activities:
Proceeds from issuance of debt	90	55,134
Payments of debt	(4,109)	(58,069)
Payments to minority interests	(89)	0
Proceeds from issuance of common stock	3,517	1,758
Proceeds from issuance of treasury stock	389	340
Payments to acquire treasury stock	0	(39,270)

Net cash used by financing activities	(202)	(40,107)

Net increase in cash	82,448	2,831
Cash and cash equivalents, beginning of period	9,815	1,581

Cash and cash equivalents, end of period	$92,263	$4,412

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

          The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  They should be read in conjunction with the consolidated financial statements and related notes to the financial statements of Lincare Holdings Inc. and Subsidiaries (the “Company”) on Form 10-K for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Note 2.  Business Combinations

          Lincare routinely acquires the business and related assets of local and regional companies as an ongoing strategy to increase sales within its respective markets. Lincare arrives at a negotiated purchase price taking into account such factors including, but not limited to, the acquired company’s historical and projected revenue growth, operating cash flow, product mix, payor mix, service reputation and geographical location.

          During the three months ended March 31, 2004, the Company acquired certain assets of three companies in separate transactions. In addition, Lincare acquired the remaining equity interests of two companies in which it had previously acquired partial ownership through a prior acquisition.  Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying condensed consolidated statements of operations since the respective dates of acquisition.

The aggregate cost of the acquisitions described above was as follows:

(In thousands)

Cash	$8,089
Deferred acquisition obligations	1,045
Assumption of liabilities	789

$9,923

The aggregate purchase price was allocated as follows:

Current assets	$262
Property and equipment	684
Intangible assets	45
Goodwill	8,932

$9,923

          Unaudited pro forma supplemental information on the results of operations for the three months ended March 31, 2004 and March 31, 2003, is provided below and reflects the acquisitions as if they had been combined at the beginning of each respective period.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For The Three Months Ended March 31,

	2004	2003

	(In thousands, except per share data)
Net revenues	$308,371	$267,512

Net income	$63,265	$53,438

Income per common share:
Basic	$0.64	$0.51

Diluted	$0.62	$0.50

          The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective preceding periods or of future results of operations of the combined companies.

Note 3.  Income Per Common Share

          Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the income per common share reflects the potential dilution of securities, including securities that may be issued on exercise of outstanding stock options, that could share in the Company’s earnings. Stock options with prices that exceeded the average market price for the three-month periods were excluded from the earnings per share computations.  For the three-month periods ended March 31, 2004 and 2003, the number of shares excluded was 9,346 and 0, respectively.

          The effect of approximately 5.2 million common shares issuable upon conversion of the Company’s 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) was not included in the computation of diluted earnings per share for the quarter ended March 31, 2004, since none of the conditions that would permit conversion of the Debentures had been satisfied during the period.  The Company intends to settle the principal amount of Debentures in cash.

          A reconciliation of the numerators and the denominators of the basic and diluted income per common share computations is as follows:

	For The Three Months Ended March 31,

	2004	2003

	(In thousands, except per share data)
Numerator:
Basic - Income available to common stockholders	$62,933	$52,922
Effect of dilutive securities - Stock options	0	0

Diluted - Income available to common stockholders and holders of dilutive securities	$62,933	$52,922

Denominator:
Weighted average shares	99,037	104,808
Effect of dilutive securities - Stock options	2,262	2,655

Adjusted weighted average shares	101,299	107,463

Per share amount:
Basic	$0.64	$0.50

Diluted	$0.62	$0.49

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.  Stock Options

          Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” establishes financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 allows two alternative accounting methods: (1) a fair-value-based method, or (2) an intrinsic-value-based method which is prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. The Company has elected to account for its stock-based incentive plans and awards under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Had the Company determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	For The Three Months Ended March 31,

	2004	2003

	(In thousands, except per share data)
Net income:
As reported	$62,933	$52,922

Pro forma	$59,783	$49,440

Income per common share:
Basic—as reported	$0.64	$0.50

Diluted—as reported	$0.62	$0.49

Basic—pro forma	$0.60	$0.47

Diluted—pro forma	$0.59	$0.46

LINCARE HOLDINGS INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Medicare Reimbursement

          As a supplier of home oxygen and other respiratory therapy services for the home health care market, we participate in Medicare Part B, the Supplementary Medical Insurance Program, which was established by the Social Security Act of 1965. Providers of home oxygen and other respiratory therapy services have historically been heavily dependent on Medicare reimbursement due to the high proportion of elderly suffering from respiratory disease. Durable medical equipment (“DME”), including oxygen equipment, is traditionally reimbursed by Medicare based on fixed fee schedules.

          On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, codified at Public Law 108-173 (“MMA”). The legislation, among other things, provides expanded Medicare prescription drug coverage, modifies payments to Medicare providers and institutes administrative reforms intended to improve Medicare program operations. MMA includes sweeping changes that will impact a broad spectrum of health care industry participants, including physicians, pharmacies, manufacturers, pharmacy benefit managers, as well as other Medicare suppliers and providers including Lincare.

          MMA contains provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. Among other things, MMA:

(1)

Significantly reduces reimbursement for inhalation drug therapies. Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered drugs, including the inhalation drugs that we provide, has been limited to 95 percent of the published average wholesale price (“AWP”) for the drug. MMA establishes new payment limits and procedures for drugs reimbursed under Medicare Part B. Payments for inhalation drugs furnished during 2004 declined to 80 percent of the AWP in effect as of April 1, 2003, a reduction of approximately 15 percent. If the provisions of MMA are fully implemented, beginning in 2005, inhalation drugs furnished to Medicare beneficiaries would be reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data to be provided by drug manufacturers under a specific formula described in the legislative text. While the net payment amounts for inhalation drugs under the ASP methodology have not yet been determined, we believe that the ASP provision, if implemented, could result in payment amounts in 2005 of up to 80 percent lower than 2004.

We do not believe that the ASP provisions contained in MMA will adequately compensate home care providers for inhalation drug therapies and, if implemented, would completely eliminate the supply of these critical respiratory medications by home care providers, such as Lincare, adversely affecting more than one million patients across the United States. The General Accounting Office (“GAO”) is directed under MMA to conduct a study to examine the adequacy of reimbursement for inhalation drug therapy under the Medicare program and submit the results of the study in a report to Congress no later than December 8, 2004. We can not predict the outcome of the GAO study or its potential impact on the implementation of the ASP provisions in 2005.

(2)

Reduces payment amounts for five categories of DME, including oxygen, beginning in 2005 and freezes payment amounts for other covered DME items from 2004 to 2007. MMA contains provisions that will reduce payment amounts for oxygen equipment, standard wheelchairs (including standard power wheelchairs), nebulizers, diabetic supplies consisting of lancets and testing strips, hospital beds and air mattresses to the median prices paid under the Federal Employee Health Plan (“FEHP”). The legislative text of MMA references comparative pricing data included in testimony of the Office of Inspector General (“OIG”) as the source data for FEHP pricing. However, the referenced table does not include applicable payment amounts for oxygen. It is expected that the OIG will issue a subsequent report during 2004 that will establish pricing for oxygen based on the median FEHP payment amount. Until the report is issued, the Medicare payment amount for oxygen furnished in 2005 will not be known. Median FEHP prices for the items included on the table referenced in the OIG testimony range between 4 percent and 22 percent below comparable Medicare fee schedule amounts. The OIG may also undertake to revise the FEHP pricing data and corresponding Medicare reimbursement rates for these items in its subsequent report. We can not predict the outcome of the OIG report or the Medicare payment rates that will be in effect in 2005 for these items. MMA also freezes payment amounts for other covered DME items from 2004 to 2007.

(3)

Establishes a competitive acquisition program for DME beginning in 2007. MMA instructs the Secretary of the Department of Health and Human Services (the “Secretary”) to establish and implement programs under which competitive acquisition areas are established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. The program would be implemented in phases such that competition under the program occurs in 10 of the largest metropolitan statistical areas (“MSAs”) in 2007, 80 of the largest MSAs in 2009, and additional areas after 2009. Items selected for competitive acquisition may be phased in first among the highest cost and highest volume items and services or those items and services that the Secretary determines have the largest savings potential. In carrying out such programs, the Secretary may exempt rural areas and areas with low-population density within urban areas that are not competitive, unless there is a significant national market through mail order for a particular item or service.

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

(4)

Implements quality standards and accreditation requirements for DME suppliers. MMA instructs the Secretary to establish and implement quality standards for DME suppliers to be monitored by recognized independent accreditation organizations. Suppliers will be required to comply with these standards in order to receive payment for furnishing any covered item of DME to a Medicare beneficiary and to receive or retain a supplier number used to submit claims for reimbursement. We can not predict the nature or extent of the quality standards or the effect such standards would have on our ability to continue to provide products to Medicare beneficiaries.

          Until the many issues affecting implementation of the MMA provisions discussed above are addressed, we can not determine the ultimate impact of MMA on our financial position or operating results.

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

          The effectiveness of the IR rule itself does not trigger payment adjustments for any items or services. Nevertheless, the IR rule puts in place a process that eventually could have a significant impact on Medicare payments for such Part B services as home oxygen, DME and Part B covered prescription drugs. We can not predict whether, especially in light of MMA’s enactment, CMS will exercise its IR authority with respect to certain products and services that we provide to Medicare beneficiaries, or the effect such payment adjustments would have on our financial position or operating results.

          Federal and state budgetary and other cost-containment pressures will continue to impact the home respiratory care industry. We can not predict whether new federal and state budgetary proposals will be adopted or the effect, if any, such proposals would have on our business.

Operating Results

          The following table sets forth for the periods indicated a summary of the Company’s net revenues by source:

	For The Three Months Ended March 31,

	2004	2003

	(In thousands)
Oxygen and other respiratory therapy	$278,570	$238,232
Home medical equipment and other	28,301	26,941

Total	$306,871	$265,173

          Net revenues for the three months ended March 31, 2004, increased by $41.7 million, an increase of 15.7% over the three months ended March 31, 2003.  The 15.7% increase in net revenues was comprised of 9.5% internal growth and 6.2% acquisition growth.  The internal growth in net revenues is attributed to underlying growth in the market for our products and increased market share resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service.  Net revenues in the three months ended March 31, 2004 were negatively impacted $12.3 million, or 4.6%, as a result of Medicare reimbursement reductions for respiratory medications that took effect in 2004 (see “Medicare Reimbursement”).  Growth in net revenues from acquisitions is attributed to the effects of acquisitions of local and regional companies and is estimated based on the contribution to net revenues for the four quarters following such acquisitions.  During the first quarter ended March 31, 2004, we completed the acquisition of three companies with aggregate annual revenues of approximately $3.0 million and we acquired the remaining equity interests of two companies in which we had previously acquired partial ownership through a prior acquisition.

          The contribution of oxygen and other respiratory therapy products to our net revenues was 90.8% during the three months ended March 31, 2004.  Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

          Cost of goods and services as a percentage of net revenues decreased to 14.9% for the three months ended March 31, 2004 from 15.1% for the three months ended March 31, 2003. This improvement is attributed primarily to growth in our respiratory product lines, which generally carry a higher gross margin percentage than other products and services we provide, and achievement of more favorable product pricing terms with our vendors.

          Operating expenses expressed as a percentage of net revenues declined to 21.1% for the three months ended March 31, 2004 from 22.4% for the three months ended March 31, 2003.  This improvement was due primarily to our ability to successfully offset wage and fuel price inflation with gains in productivity and control over fixed costs during the quarter.

          Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues were 21.0% for the three months ended March 31, 2004 compared with 21.2% for the three months ended March 31, 2003. The reduction in SG&A expenses expressed as a percentage of net revenues during the period resulted from cost controls and productivity gains at our overhead locations, which offset increases in selling expenses and insurance costs.

          Operating income for the three months ended March 31, 2004 increased to $105.4 million, or 34.4% of net revenues compared with $88.0 million, or 33.2% of net revenues, for the three months ended March 31, 2003. The increase in operating income is attributed primarily to the continued growth in net revenues, the contribution to net revenues from higher margin products and control over operating costs.

Liquidity And Capital Resources

          Net cash provided by operating activities increased by 31.7% to $116.5 million for the three months ended March 31, 2004 compared with $88.5 million for the three months ended March 31, 2003.  Contributing to the increase in net cash from operating activities was a decrease in net accounts receivable days sales outstanding (“DSO”) resulting from improved collection performance.  At March 31, 2004, our DSO was 45 days compared to 52 days at March 31, 2003.

          Net cash used in investing and financing activities was $34.1 million for the three months ended March 31, 2004. Activity during the three-month period ended March 31, 2004 included our investment of $8.6 million in business acquisition expenditures, investment in capital equipment of $25.3 million and payments of $4.1 million related to long-term obligations.

          As of March 31, 2004, our principal sources of liquidity consisted of $104.8 million of working capital and up to $200.0 million available under our revolving bank credit facility. We believe that internally generated funds, together with funds that may be borrowed under our revolving credit facility, will be sufficient to meet our anticipated capital requirements and financial obligations.

          On June 4, 2003, the Board of Directors increased the size of our previously authorized share repurchase program, adopted as of February 25, 2003, from $100.0 million to $225.0 million. The $225.0 million repurchase program has been completed, with a total of 6,706,000 shares of common stock repurchased under the program. No shares of our common stock were repurchased during the three months ended March 31, 2004.  As of March 31, 2004, the total common stock held in treasury, at cost, was $523.9 million.

          On June 11, 2003, we completed the sale of $250.0 million aggregate principal amount of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) in a private placement. The Debentures are convertible into shares of our common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. This is equivalent to a conversion price of approximately $53.33 per share of common stock. On June 23, 2003, we sold an additional $25.0 million principal amount of Debentures pursuant to the exercise in full of an over-allotment option granted to the initial purchasers of the Debentures. The Debentures are convertible into common stock in any calendar quarter if, among other circumstances, the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of our previous calendar quarter is greater than or equal to $64.00 (120% of the applicable conversion price per share of our common stock) on such last trading day. Interest on the Debentures is payable at the rate of 3.0% per annum on June 15 and December 15 of each year, beginning on December 15, 2003. The Debentures are senior unsecured obligations and will mature on June 15, 2033. The Debentures are redeemable by us on or after June 15, 2008 and may be put to us for repurchase on June 15, 2008, 2010, 2013, or 2018.

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

	Fiscal Years

	(remaining 9 months 2004)	2005	2006	2007	2008	Thereafter	Total

Short-term debt	$61,384	$313	$0	$0	$0	$0	$61,697
Capital lease commitments	1,365	49	0	0	0	0	1,414
Long-term debt	135	45,192	100	0	0	275,000	320,427
Operating leases	21,337	20,642	12,034	5,898	1,703	0	61,614

Total	$84,221	$66,196	$12,134	$5,898	$1,703	$275,000	$445,152

Forward Looking Statements

          Statements in this report concerning future results, performance or expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All forward-looking statements included in this document are based upon information available to Lincare as of the date hereof and Lincare assumes no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause Lincare’s actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. In some cases, forward-looking statements that involve risks and uncertainties contain terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or variations of these terms or other comparable terminology.

          Key factors that have an impact on Lincare’s ability to attain these estimates include potential reductions in reimbursement rates by government and third-party payors, changes in reimbursement policies, the demand for Lincare’s products and services, the availability of appropriate acquisition candidates and Lincare’s ability to successfully complete and integrate acquisitions, efficient operations of Lincare’s existing and future operating facilities, regulation and/or regulatory action affecting Lincare or its business, economic and competitive conditions, access to borrowed and/or equity capital on favorable terms and other risks described below.

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

          As discussed above, on December 8, 2003, the President signed MMA into law. This legislation, among other things, provides expanded Medicare prescription drug coverage, modifies payments to Medicare providers and institutes administrative reforms intended to improve Medicare program operations. MMA includes sweeping changes which will impact a broad spectrum of health care industry participants, including physicians, pharmacies, manufacturers, pharmacy benefit managers, as well as other Medicare suppliers and providers, including Lincare.

          The MMA legislation contains provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. Among other things, MMA significantly reduces reimbursement for inhalation drug therapies in 2004 and even more so in 2005, reduces payment amounts for five categories of DME, including oxygen, beginning in 2005, freezes payment amounts for other covered DME items from 2004 to 2007, establishes a competitive acquisition program for DME beginning in 2007, and implements quality standards and accreditation requirements for DME suppliers. The MMA provisions, if fully implemented, could materially and adversely affect our business, financial condition, operating results and cash flows. See “MEDICARE REIMBURSEMENT” for a full discussion of the MMA provisions.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED DME ITEMS, INCLUDING OXYGEN, AND RECENT LEGISLATION REDUCES PAYMENT AMOUNTS FOR FIVE CATEGORIES OF DME, INCLUDING OXYGEN, BEGINNING IN 2005 AND IMPOSES A PAYMENT FREEZE FOR OTHER DME FROM 2004 TO 2007.

          MMA contains provisions that would reduce payment amounts, beginning in 2005, for oxygen equipment, standard wheelchairs (including standard power wheelchairs), nebulizers, diabetic supplies consisting of lancets and testing strips, hospital beds and air mattresses to the median prices paid under the Federal Employee Health Plan (“FEHP”). The legislative text of MMA references comparative pricing data included in testimony of the Office of Inspector General (“OIG”) as the source data for FEHP pricing. However, the referenced table does not include applicable payment amounts for oxygen. It is expected that the OIG will issue a subsequent report during 2004 that will establish pricing for oxygen based on the median FEHP payment amount. Until the report is issued, the Medicare payment amount for oxygen furnished in 2005 will not be known. Median FEHP prices for the items included on the table referenced in the OIG testimony range between 4 percent and 22 percent below comparable Medicare fee schedule amounts. The OIG may also undertake to revise the FEHP pricing data and corresponding Medicare reimbursement rates for these items in its subsequent report. We can not predict the outcome of the OIG report or the Medicare payment rates that will be in effect in 2005 for these items. MMA also freezes payment amounts for other covered DME items from 2004 to 2007. Such payment reductions, when implemented in 2005, could have a material adverse effect on our financial position and operating results.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED RESPIRATORY MEDICATIONS, AND RECENT LEGISLATION IMPOSES SIGNIFICANT REDUCTIONS IN MEDICARE REIMBURSEMENT FOR SUCH INHALATION DRUGS.

          Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered Part B drugs, including inhalation drugs that we provide, has been limited to 95 percent of the published average wholesale price (“AWP”) for the drug. MMA establishes new payment limits and procedures for drugs reimbursed under Medicare Part B. Payments for inhalation drugs furnished during 2004 declined to 80 percent of the AWP in effect as of April 1, 2003, a reduction of approximately 15 percent. If the provisions of MMA are fully implemented, beginning in 2005, inhalation drugs furnished to Medicare beneficiaries would be reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data to be provided by drug manufacturers under a specific formula described in the legislative text. While the net payment amounts for inhalation drugs under the ASP methodology have not yet been determined, we believe that the ASP provision, if implemented, could result in payment amounts in 2005 of up to 80 percent lower than 2004.

          We do not believe that the ASP provisions contained in MMA will adequately compensate home care providers for inhalation drug therapies and, if implemented, would completely eliminate the supply of these critical respiratory medications by home care providers, such as Lincare, adversely affecting more than one million patients across the United States. The General Accounting Office (“GAO”) is directed under MMA to conduct a study to examine the adequacy of reimbursement for inhalation drug therapy under the Medicare program and submit the results of the study in a report to Congress no later than December 8, 2004. We can not predict the outcome of the GAO study or its potential impact on the implementation of the ASP provisions in 2005. Medicare-covered inhalation drugs account for approximately one quarter of our net revenues. Such payment adjustments could have a material and adverse effect on our financial position and operating results.

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

RECENT LEGISLATION ESTABLISHING A COMPETITIVE BIDDING PROCESS UNDER MEDICARE COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

          MMA instructs the Secretary to establish and implement programs under which competitive acquisition areas are established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. The program would be implemented in phases such that competition under the program occurs in 10 of the largest MSAs in 2007, 80 of the largest MSAs in 2009, and additional areas after 2009. Items selected for competitive acquisition may be phased in first among the highest cost and highest volume items and services or those items and services that the Secretary determines have the largest savings potential. In carrying out such programs, the Secretary may exempt rural areas and areas with low-population density within urban areas that are not competitive, unless there is a significant national market through mail order for a particular item or service.

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

          The federal government and all states in which we operate regulate many aspects of our business. In particular, our operating centers are subject to federal laws that regulate the repackaging of drugs (including oxygen) and interstate motor-carrier transportation. Our operations also are subject to state laws governing, among other things, pharmacies, nursing services, distribution of medical equipment and certain types of home health activities. Certain of our employees are subject to state laws and regulations governing the ethics and professional practices of respiratory therapy, pharmacy and nursing.

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

          Numerous federal and state laws and regulations, including HIPAA, govern the collection, dissemination, use and confidentiality of patient-identifiable health information.  HIPAA requires us to comply with standards for the use and disclosure of health information within our company and with third parties. HIPAA also includes standards for common health care electronic transactions and code sets, such as claims information, plan eligibility, payment information and the use of electronic signatures, and privacy and electronic security of individually identifiable health information. Each set of HIPAA regulations has a specified compliance date and requires health care providers, including us, in addition to health plans and clearinghouses, to develop and maintain policies and procedures with respect to protected health information that is used or disclosed.

          The HIPAA regulations mandate that standardized transaction and code sets be developed and used for electronic billing purposes by all payors in the United States, including both government and private health plans. While the Medicare program has historically used a uniform set of transaction codes for electronic claim submission and payment, certain billing codes have varied among the different state Medicaid programs and certain health plans. It is currently unknown whether every existing billing code used by Medicare, Medicaid and private health plans for products provided in the home care setting will have a corresponding code in the final HIPAA transaction sets. The absence of certain standardized codes for our equipment and services or the inability of certain payors to accept such electronic codes may preclude us from submitting electronic claims for payment to those payors. Such an outcome would require the submission of paper claims, which could ultimately result in delays and difficulties in collecting these claims, and could have a material adverse effect on our financial position and operating results.

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

          The implementation of an acquisition strategy entails certain risks, including inaccurate assessment of disclosed liabilities, the existence of undisclosed liabilities, entry into markets in which we may have limited or no experience, diversion of management’s attention and human resources from our underlying business, difficulties in integrating the operations of an acquired business or in realizing anticipated efficiencies and cost savings, failure to retain key management or operating personnel of the acquired business, and an increase in indebtedness and a limitation in the ability to access additional capital on favorable terms. The successful integration of an acquired business may be dependent on the size of the acquired business, condition of the customer billing records, complexity of system conversions and execution of the integration plan by local management. If we do not successfully integrate the acquired business, the acquisition could fail to achieve its expected revenue contribution or there could be delays in the billing and collection of claims for services rendered to customers, which could have a material adverse effect on our financial position and operating results.

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

INCREASES IN OUR COSTS COULD ERODE OUR PROFIT MARGINS AND SUBSTANTIALLY REDUCE OUR NET INCOME AND CASH FLOWS.

          Cost containment in the health care industry, fueled, in part, by federal and state government budgetary shortfalls, is likely to result in constant or decreasing reimbursement amounts for our equipment and services. As a result, we must control our operating cost levels, particularly labor and related costs, which account for approximately 43 percent of our operating costs and expenses. We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage administrative and service employees. Since reimbursement rates are established by fee schedules mandated by Medicare, Medicaid and private payors, we are not able to offset the effects of general inflation in labor and related cost components, if any, through increases in prices for our equipment and services. Consequently, such cost increases could erode our profit margins and reduce our net income.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          We had no derivative securities as of March 31, 2004. We are exposed to changes in interest rates as a result of our revolving bank credit facility which is based on the London Interbank Offered Rate. A 10% increase in interest rates related to our revolving bank credit facility would not alone have a material adverse effect on our earnings over the next fiscal year or the fair value of our revolving bank credit facility.

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

          The following table sets forth the estimated fair value of our long-term obligations and our estimate of the impact from a 10% decrease in interest rates on the fair value of our long-term obligations and the associated change in annual interest expense.

          Market Risk Sensitive Instruments – Interest Rate Sensitivity:

				(Assuming 10% Decrease in Interest Rates)

(dollars in thousands)	Face Amount	Carrying Amount	Fair Value	Estimated Change in Fair Value	Estimated Change in Annual Interest Expense

As of March 31, 2004:
Revolving bank credit facility	$0	$0	$0	$0	$0
Senior secured notes	95,000	95,000	99,035	100	0
Convertible debt	275,000	275,000	278,094	2,370	0
Deferred obligations	13,538	13,538	13,538	0	0
As of December 31, 2003:
Revolving bank credit facility	$0	$0	$0	$0	$0
Senior secured notes	95,000	95,000	98,875	117	0
Convertible debt	275,000	275,000	277,750	2,993	0
Deferred obligations	16,753	16,753	16,753	0	0

Item 4.  Controls and Procedures

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

          No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Securities and Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of the Security Holders - Not Applicable

Item 5.  Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits included or incorporated herein: See Exhibit Index.

(b)	Furnished February 10, 2004: Announcement of the financial results for the quarter and year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.

Registrant

/s/ PAUL G. GABOS

Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer

May 7, 2004

INDEX OF EXHIBITS

Exhibit Number		Exhibit

3.10	(A)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.
3.11	(A)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.
3.20	(B)	Amended and Restated By-Laws of Lincare Holdings Inc.
4.10	(C)	Lincare Holdings Inc. Indenture dated as of June 11, 2003
4.20	(C)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003
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

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

A		Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.
B		Incorporated by reference to the Registrant’s Form 10-Q dated August 13, 2002.
C		Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.

S-1