Form 10-Q
period 2004-06-30
LINCARE HOLDINGS INC
filed 2004-08-09
CIK 882235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☒  No   ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004

Common Stock, $0.01 par value	99,938,716 shares

LINCARE HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended June 30, 2004
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2004	December 31, 2003

Current assets:
Cash and cash equivalents	$134,970	$9,815
Restricted cash	2,355	7,909
Accounts and notes receivable, net	154,684	151,194
Income tax receivable	0	11,117
Inventories	2,388	2,503
Prepaid and other current assets	4,076	4,552

Total current assets	298,473	187,090

Property and equipment	661,365	622,274
Less: accumulated depreciation	(367,163)	(334,150)

Net property and equipment	294,202	288,124

Other assets:
Goodwill	982,132	941,937
Covenants not-to-compete	3,635	4,224
Other	8,776	10,285

Total other assets	994,543	956,446

Total assets	$1,587,218	$1,431,660

Current liabilities:
Current installments on long-term obligations	$62,229	$65,936
Accounts payable	28,953	35,033
Accrued expenses:
Compensation and benefits	29,736	30,415
Liability insurance	12,097	8,891
Other current liabilities	7,492	6,882
Income taxes payable	5,459	0

Total current liabilities	145,966	147,157

Long-term obligations, excluding current installments	320,371	320,817
Deferred income taxes	129,715	114,689
Minority interest	704	750

Total liabilities	596,756	583,413

Stockholders’ equity:
Common stock	1,234	1,229
Additional paid-in capital	240,159	229,111
Retained earnings	1,272,488	1,142,176
Less: treasury stock	(523,419)	(524,269)

Total stockholders’ equity	990,462	848,247

Total liabilities and stockholders’ equity	$1,587,218	$1,431,660

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	For The Three Months Ended		For The Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net revenues	$315,409	$283,132	$622,280	$548,305

Costs and expenses:
Cost of goods and services	45,583	41,770	91,435	81,706
Operating expenses	66,500	63,639	131,305	123,118
Selling, general and administrative expenses	64,118	60,190	128,654	116,275
Bad debt expense	4,731	4,247	9,334	8,225
Depreciation expense	21,840	18,095	43,125	35,370
Amortization expense	381	412	758	827

	203,153	188,353	404,611	365,521

Operating income	112,256	94,779	217,669	182,784

Other income (expense):
Interest income	226	80	380	111
Interest expense	(4,587)	(4,098)	(9,137)	(7,593)
Net loss on disposal of property and equipment	(2)	(10)	(4)	(12)

	(4,363)	(4,028)	(8,761)	(7,494)

Income before income taxes	107,893	90,751	208,908	175,290
Income tax expense	40,514	33,941	78,596	65,558

Net income	$67,379	$56,810	$130,312	$109,732

Basic earnings per common share	$0.68	$0.55	$1.31	$1.05

Diluted earnings per common share	$0.66	$0.53	$1.28	$1.02

Weighted average number of common shares outstanding	99,435,720	104,200,512	99,236,509	104,507,353

Weighted average number of common shares and common share equivalents outstanding	101,870,206	106,856,771	101,584,761	107,163,124

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Six Months Ended

	June 30, 2004	June 30, 2003

Cash flows from operating activities:
Net income	$130,312	$109,732
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts and notes receivable	9,334	8,225
Depreciation expense	43,125	35,370
Loss on disposal of property and equipment	4	12
Amortization expense	758	827
Accretion of interest swap contracts	(294)	(392)
Deferred income tax benefit	15,026	13,799
Minority interest in net earnings of subsidiary	43	43
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts and notes receivable	(12,389)	(16,700)
Decrease in inventories	148	747
Decrease in prepaid and other current assets	476	479
Increase (decrease) in accounts payable	(6,224)	713
Increase in accrued expenses	3,027	9,217
Increase in income taxes payable	20,749	5,282

Net cash provided by operating activities	204,095	167,354

Cash flows from investing activities:
Proceeds from sale of property and equipment	49	74
Capital expenditures	(46,999)	(49,563)
Decrease (increase) in other assets	280	(5,804)
Business acquisitions, net of cash acquired	(34,299)	(130,979)
Cash restricted for future payments	(572)	(9,363)

Net cash used by investing activities	(81,541)	(195,635)

Cash flows from financing activities:
Proceeds from issuance of debt	181	463,268
Payments of debt	(5,222)	(260,547)
Payments to minority interests	(89)	(85)
Proceeds from issuance of common stock	6,880	3,121
Proceeds from issuance of treasury stock	851	622
Payments to acquire treasury stock	0	(130,724)

Net cash provided by financing activities	2,601	75,655

Net increase in cash	125,155	47,374
Cash and cash equivalents, beginning of period	9,815	1,581

Cash and cash equivalents, end of period	$134,970	$48,955

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

          During the six months ended June 30, 2004, the Company acquired certain assets of 13 companies in separate transactions. In addition, Lincare acquired the remaining equity interests of two companies in which it had previously acquired partial ownership through a prior acquisition.  Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition.

                The aggregate cost of the acquisitions described above was as follows:

(In thousands)

Cash	$34,299
Deferred acquisition obligations	7,280
Assumption of liabilities	849

$42,428

The aggregate purchase price was allocated as follows:

Current assets	$678
Property and equipment	2,257
Intangible assets	170
Goodwill	39,323

$42,428

          Unaudited pro forma supplemental information on the results of operations for the six months ended June 30, 2004 and June 30, 2003, is provided below and reflects the acquisitions as if they had been combined at the beginning of each respective period.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For The Six Months Ended June 30,

	2004	2003

	(In thousands, except per share data)
Net revenues	$630,540	$561,481

Net income	$132,122	$112,265

Income per common share:
Basic	$1.33	$1.07

Diluted	$1.30	$1.05

          The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective preceding periods or of future results of operations of the combined companies.

Note 3.  Income Per Common Share

          Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities, including securities that may be issued on exercise of outstanding stock options, that could share in the Company’s earnings. When the exercise of stock options is anti-dilutive, they are excluded from the calculation. There were no anti-dilutive shares excluded from the calculation at June 30, 2004 or at June 30, 2003.

          The effect of 5,156,662 common shares issuable upon conversion of the Company’s 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) was not included in the computation of diluted earnings per share for the quarter ended June 30, 2004, since none of the conditions that would permit conversion of the Debentures had been satisfied during the period. The Company intends to settle the principal amount of the notes in cash.

          In July 2004, the Emerging Issues Task Force (“EITF”) reached a tentative consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” that the impact of contingently convertible debt, such as the Debentures, should be included in diluted earnings per share computations regardless of whether the market price conversion condition has been met. If the EITF’s tentative consensus is ratified by the FASB, the provisions are expected to be effective for reporting periods ending after December 15, 2004. All prior period earnings per share amounts presented would be restated to conform to the provisions of the final EITF.

          A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic – Income available to common stockholders	$67,379	$56,810	$130,312	$109,732
Effect of dilutive securities	0	0	0	0

Diluted – Income available to common stockholders and holders of dilutive securities	$67,379	$56,810	$130,312	$109,732

Denominator:
Weighted average shares	99,436	104,201	99,237	104,507
Effect of dilutive securities	2,434	2,656	2,348	2,656

Adjusted weighted average shares	101,870	106,857	101,585	107,163

Per share amount:
Basic	$0.68	$0.55	$1.31	$1.05

Diluted	$0.66	$0.53	$1.28	$1.02

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.  Stock Plans

          The Company issues stock options and other stock-based awards to key employees and directors under stock-based compensation plans, which are described more fully in Note 8 to the consolidated financial statements in the Company's 2003 Annual Report on Form 10-K.

          Under the 2004 Stock Plan, certain key employees may be granted restricted stock at nominal cost to them. Restricted stock is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company's common stock. Such value will be recognized as compensation expense ratably over the corresponding employee's specified service period. Restricted stock vests upon fulfillment of specified performance and service-based conditions. On July 1, 2004, the Company granted 260,000 shares of restricted stock to certain key employees.

          Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” establishes financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 allows two alternative accounting methods: (1) a fair-value-based method, or (2) an intrinsic-value-based method which is prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. The Company has elected to account for its stock-based incentive plans and awards under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Had the Company determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands, except per share data)		(In thousands, except per share data)
Net income:
As reported	$67,379	$56,810	$130,312	$109,732

Pro forma	$64,699	$53,092	$124,482	$102,532

Earnings per common share:
Basic—as reported	$0.68	$0.55	$1.31	$1.05

Diluted—as reported	$0.66	$0.53	$1.28	$1.02

Basic—pro forma	$0.65	$0.51	$1.25	$0.98

Diluted—pro forma	$0.64	$0.50	$1.23	$0.96

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

          MMA contains provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. Among other things, MMA:

(1)

Significantly reduces reimbursement for inhalation drug therapies. Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered drugs, including the inhalation drugs that we provide, has been limited to 95 percent of the published average wholesale price (“AWP”) for the drug. MMA establishes new payment limits and procedures for drugs reimbursed under Medicare Part B. Payments for inhalation drugs furnished during 2004 declined to 80 percent of the AWP in effect as of April 1, 2003, a reduction of approximately 15 percent. If the provisions of MMA are fully implemented, beginning in 2005, inhalation drugs furnished to Medicare beneficiaries would be reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data to be provided by drug manufacturers under a specific formula described in the legislative text. While the net payment amounts for inhalation drugs under the ASP methodology have not yet been finalized, preliminary estimates released by the Centers for Medicare and Medicaid Services (“CMS”) indicate a reduction in payment amounts in 2005 of up to 90 percent lower than 2004.

On July 27, 2004, CMS issued a proposed rule, CMS-1429-P, which, among other things, describes the proposed implementation of the MMA provisions affecting payment for inhalation drugs.  Comments on the proposed rule will be accepted by CMS until September 24, 2004.  CMS plans to publish the final rule by November 1, 2004, with an effective date of January 1, 2005.  We are evaluating the impact of the proposed rule on reimbursement rates for inhalation drugs and will closely monitor the development of the final regulation.

CMS proposes to establish a separate dispensing fee that will be paid in addition to the payment amount for the drug.  CMS is seeking comments that would assist the agency in setting an appropriate dispensing fee that reflects the costs of the shipping, handling, compounding and other pharmacy activities required to furnish inhalation drug therapy to Medicare beneficiaries.  We do not believe that the ASP provisions contained in MMA and as described in CMS’s proposed rule, in the absence of a meaningful dispensing fee, would adequately compensate home care providers for inhalation drug therapies and, if implemented, would completely eliminate the supply of these critical respiratory medications by home care providers, such as Lincare, to more than one million patients across the United States. The General Accounting Office (“GAO”) is directed under MMA to conduct a study to examine the adequacy of reimbursement for inhalation drug therapy under the Medicare program and submit the results of the study in a report to Congress no later than December 8, 2004. We can not predict the outcome of the GAO study or its potential impact on the implementation of the ASP provisions in 2005.

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

          On December 13, 2002, CMS issued an interim final rule establishing a process for adjusting payments for Medicare Part B services (other than physician services), pursuant to the agency’s Inherent Reasonableness (“IR”) authority, when existing payment amounts are determined to be either grossly excessive or deficient. The interim final rule describes the factors CMS or its contractors will consider in making such determinations and the procedures that will be followed in establishing new payment amounts. The interim rule became effective on February 11, 2003, but to date, no payment adjustments have occurred as a result of the IR authority.

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

Operating Results

          The following table sets forth for the periods indicated a summary of the Company’s net revenues by source:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,

	2004	2003	2004	2003

	(In thousands)		(In thousands)
Oxygen and other respiratory therapy	$288,542	$256,733	$567,112	$494,965
Home medical equipment and other	26,867	26,399	55,168	53,340

Total	$315,409	$283,132	$622,280	$548,305

          Net revenues for the three months ended June 30, 2004, increased by $32.3 million (or 11.4%) compared with the three months ended June 30, 2003, and for the six months ended June 30, 2004, increased by $74.0 million (or 13.5%) compared with the six months ended June 30, 2003.  The 11.4% increase in net revenues in the three-month period was comprised of 8.1% internal growth and 3.3% acquisition growth.  The 13.5% increase in net revenues in the six-month period was comprised of 8.8% internal growth and 4.7% acquisition growth.  The internal growth in net revenues is attributed to underlying growth in the market for our products and increased market share resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service.  Net revenues in the three and six months ended June 30, 2004 were negatively impacted by $13.5 million (or 4.8%) and $25.8 million (or 4.7%), respectively, as a result of Medicare reimbursement reductions for respiratory medications that took effect in 2004 (see “Medicare Reimbursement”).  Growth in net revenues from acquisitions is attributed to the effects of acquisitions of local and regional companies and is estimated based on the contribution to net revenues for the four quarters following such acquisitions.  During the three months ended June 30, 2004, we completed the acquisition of ten companies with aggregate annual revenues of approximately $17.0 million.  During the first half of 2004, we acquired 13 companies with annual revenues of approximately $20.0 million and acquired the remaining equity interests of two companies in which we had previously acquired partial ownership through a prior acquisition.

          The contribution of oxygen and other respiratory therapy products to our net revenues was 91.5% and 91.1%, respectively, during the three and six months ended June 30, 2004.  Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

          Cost of goods and services as a percentage of net revenues declined to 14.5% and 14.7%, respectively, for the three and six months ended June 30, 2004, compared with 14.8% and 14.9% for the comparable prior year periods. This improvement is attributed primarily to the achievement of more favorable product pricing terms with our vendors and growth in our respiratory product lines, which generally carry a higher gross margin percentage than other products and services we provide.

          Operating expenses expressed as a percentage of net revenues for both the three and six months ended June 30, 2004, were 21.1%, compared with 22.5% for both of the comparable prior year periods. This improvement was due primarily to our ability to successfully offset the reduction in Medicare payment rates for inhalation drugs with gains in productivity and control over fixed costs during both periods in 2004.

          Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues were 20.3% and 20.7%, respectively, for the three and six months ended June 30, 2004 compared with 21.3% and 21.2% for the three and six months ended June 30, 2003. The reductions in SG&A expenses expressed as a percentage of net revenues during the periods resulted from cost controls and productivity gains at our overhead locations, which offset the reduction in Medicare payment rates for inhalation drugs.

          Operating income for the three and six months ended June 30, 2004, was $112.3 million (35.6% of net revenues) and $217.7 million (35.0% of net revenues), respectively, compared with $94.8 million (33.5% of net revenues) and $182.8 million (33.3% of net revenues) for the comparable three and six months of the prior year. The increases in operating income are attributed primarily to the continued growth in net revenues, favorable product acquisition costs from vendors, gains in labor productivity and control over operating costs.

Liquidity And Capital Resources

          Net cash provided by operating activities increased by 22.0% to $204.1 million for the six months ended June 30, 2004 compared with $167.4 million for the six months ended June 30, 2003.  Contributing to the increase in net cash from operating activities was a decrease in net accounts receivable days sales outstanding (“DSO”) resulting from improved collection performance.  At June 30, 2004, our DSO was 44 days compared with 50 days at June 30, 2003.

          Net cash used in investing and financing activities was $78.9 million for the six months ended June 30, 2004. Activity during the six-month period ended June 30, 2004 included our investment of $34.9 million in business acquisitions, investment in capital equipment of $47.0 million and net payments of $5.0 million related to long-term obligations.

          As of June 30, 2004, our principal sources of liquidity consisted of $152.5 million of working capital and up to $200.0 million available under our revolving bank credit facility. We believe that internally generated funds, together with funds that may be borrowed under our revolving credit facility, will be sufficient to meet our anticipated capital requirements and financial obligations.

          On June 4, 2003, the Board of Directors increased the size of our previously authorized share repurchase program, adopted as of February 25, 2003, from $100.0 million to $225.0 million. The $225.0 million repurchase program has been completed, with a total of 6,706,000 shares of common stock repurchased under the program. No shares of our common stock were repurchased during the six months ended June 30, 2004.  As of June 30, 2004, the total common stock held in treasury, at cost, was $523.4 million.

          On June 11, 2003, we completed the sale of $250.0 million aggregate principal amount of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) in a private placement. The Debentures are convertible into shares of our common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. This is equivalent to a conversion price of approximately $53.33 per share of common stock. On June 23, 2003, we sold an additional $25.0 million principal amount of Debentures pursuant to the exercise in full of an over-allotment option granted to the initial purchasers of the Debentures. The Debentures are convertible into common stock in any calendar quarter if, among other circumstances, the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of our previous calendar quarter is greater than or equal to $64.00 (120% of the applicable conversion price per share of our common stock) on such last trading day. Interest on the Debentures is payable at the rate of 3.0% per annum on June 15 and December 15 of each year, which payments commenced December 15, 2003. The Debentures are senior unsecured obligations and will mature on June 15, 2033. The Debentures are redeemable by us on or after June 15, 2008 and may be put to us for repurchase on June 15, 2008, 2010, 2013, or 2018. The Company intends to settle the principal amount of the notes in cash.

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

	Fiscal Years

	(remaining 6 months 2004)	2005	2006	2007	2008	Thereafter	Total

Short-term debt	$57,732	$3,698	$0	$0	$0	$0	$61,430
Capital lease commitments	799	0	0	0	0	0	799
Long-term debt	78	45,093	200	0	0	275,000	320,371
Operating leases	17,054	21,881	13,051	6,376	1,797	525	60,684

Total	$75,663	$70,672	$13,251	$6,376	$1,797	$275,525	$443,284

New Accounting Standards

          In July 2004, the Emerging Issues Task Force (“EITF”) reached a tentative consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” that the impact of contingently convertible debt, such as the Company’s 3.0% Convertible Senior Debentures, should be included in diluted earnings per share computations regardless of whether the market price conversion condition has been met. If the EITF’s tentative consensus is ratified by the FASB, the provisions are expected to be effective for reporting periods ending after December 15, 2004. All prior period earnings per share amounts presented would be restated to conform to the provisions of the final EITF.

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

          As a provider of home oxygen and other respiratory therapy services for the home health care market, we have historically depended heavily on Medicare reimbursement as a result of the high proportion of elderly persons suffering from respiratory disease. Medicare Part B, the Supplementary Medical Insurance Program, provides coverage to eligible beneficiaries for DME, such as oxygen equipment, respiratory assistance devices, continuous positive airway pressure devices, nebulizers and associated respiratory medications, hospital beds and wheelchairs for the home setting. Approximately 75 percent of our customers have primary coverage under Medicare Part B. There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical equipment and services. Medicare reimbursement is subject to statutory and regulatory changes, retroactive rate adjustments, administrative and executive orders and governmental funding restrictions, all of which could materially decrease payments to us for the services and equipment we provide.

          As discussed herein (see “MEDICARE REIMBURSEMENT”), the President signed MMA into law on December 8, 2003. This legislation, among other things, provides expanded Medicare prescription drug coverage, modifies payments to Medicare providers and institutes administrative reforms intended to improve Medicare program operations. MMA includes sweeping changes that will impact a broad spectrum of health care industry participants, including physicians, pharmacies, manufacturers, pharmacy benefit managers, as well as other Medicare suppliers and providers, including Lincare.

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

          Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered Part B drugs, including inhalation drugs that we provide, has been limited to 95 percent of the published average wholesale price (“AWP”) for the drug. MMA establishes new payment limits and procedures for drugs reimbursed under Medicare Part B. Payments for inhalation drugs furnished during 2004 declined to 80 percent of the AWP in effect as of April 1, 2003, a reduction of approximately 15 percent. If the provisions of MMA are fully implemented, beginning in 2005, inhalation drugs furnished to Medicare beneficiaries would be reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data to be provided by drug manufacturers under a specific formula described in the legislative text. While the net payment amounts for inhalation drugs under the ASP methodology have not yet been finalized, preliminary estimates released by the Centers for Medicare and Medicaid Services (“CMS”) indicate a reduction in payment amounts in 2005 of up to 90 percent lower than 2004.

          On July 27, 2004, CMS issued a proposed rule, CMS-1429-P, which, among other things, describes the proposed implementation of the MMA provisions affecting payment for inhalation drugs.  Comments on the proposed rule will be accepted by CMS until September 24, 2004.  CMS plans to publish the final rule by November 1, 2004, with an effective date of January 1, 2005.  We are evaluating the impact of the proposed rule on reimbursement rates for inhalation drugs and will closely monitor the development of the final regulation.

          CMS proposes to establish a separate dispensing fee that will be paid in addition to the payment amount for the drug.  CMS is seeking comments that would assist the agency in setting an appropriate dispensing fee that reflects the costs of the shipping, handling, compounding and other pharmacy activities required to furnish inhalation drug therapy to Medicare beneficiaries.  We do not believe that the ASP provisions contained in MMA and as described in CMS’s proposed rule, in the absence of a meaningful dispensing fee, would adequately compensate home care providers for inhalation drug therapies and, if implemented, would completely eliminate the supply of these critical respiratory medications by home care providers, such as Lincare, to more than one million patients across the United States.  The General Accounting Office (“GAO”) is directed under MMA to conduct a study to examine the adequacy of reimbursement for inhalation drug therapy under the Medicare program and submit the results of the study in a report to Congress no later than December 8, 2004. We can not predict the outcome of the GAO study or its potential impact on the implementation of the ASP provisions in 2005. Medicare-covered inhalation drugs account for approximately one quarter of our net revenues. Such payment adjustments could have a material and adverse effect on our financial position and operating results.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          We had no derivative securities as of June 30, 2004. We are exposed to changes in interest rates as a result of our revolving bank credit facility which is based on the London Interbank Offered Rate. A 10% increase in interest rates related to our revolving bank credit facility would not alone have a material adverse effect on our earnings over the next fiscal year or the fair value of our revolving bank credit facility.

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

          Market Risk Sensitive Instruments – Interest Rate Sensitivity (assuming 10% Decrease in Interest Rates):

(dollars in thousands)	Face Amount	Carrying Amount	Fair Value	Estimated Change in Fair Value

As of June 30, 2004:
Revolving bank credit facility	$0	$0	$0	$0
Senior secured notes	95,000	95,000	98,273	162
Convertible debt	275,000	275,000	268,813	2,807
Deferred obligations	12,600	12,600	12,600	0
As of December 31, 2003:
Revolving bank credit facility	$0	$0	$0	$0
Senior secured notes	95,000	95,000	98,875	117
Convertible debt	275,000	275,000	277,750	2,993
Deferred obligations	16,753	16,753	16,753	0

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

          No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Securities and Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of the Security Holders

          Our Annual Meeting of Shareholders was held on May 17, 2004.  The following matters were voted on at the Annual Meeting, with the number of votes cast for, against or withheld, number of abstentions and broker non-votes, as applicable in each case, indicated next to each such matter.

1. Election of Directors	For	Against	Abstain	Broker Non-Vote

J.P. Byrnes	86,373,083	3,413,572	0	0
S.H. Altman, Ph.D.	87,309,653	2,477,002	0	0
C.B.Black	86,344,611	3,442,044	0	0
F.D. Byrne, M.D.	86,208,001	3,578,654	0	0
F.T. Cary	84,222,291	5,564,364	0	0
W.F. Miller, III	86,204,964	3,581,691	0	0

2. Approval of the Company’s 2004 Stock Plan	54,188,118	27,061,369	119,474	8,417,694

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits included or incorporated herein: See Exhibit Index.

(b)	Furnished April 20, 2004: Announcement of the financial results for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.

Registrant

/s/ PAUL G. GABOS

Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer

August 9, 2004

INDEX OF EXHIBITS

Exhibit Number		Exhibit

3.10	(A)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.
3.11	(A)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.
3.20	(B)	Amended and Restated By-Laws of Lincare Holdings Inc.
4.10	(C)	Lincare Holdings Inc. Indenture dated as of June 11, 2003
4.20	(C)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003
10.1	(D)	Lincare Holdings Inc. 2004 Stock Plan
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

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

A	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.
B	Incorporated by reference to the Registrant’s Form 10-Q dated August 13, 2002.
C	Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.
D	Incorporated by reference to the Registrant’s Form DEF 14-A dated April 22, 2004.

S-1