Form 10-Q
period 2004-09-30
LINCARE HOLDINGS INC
filed 2004-11-09
CIK 882235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 0-19946

LINCARE HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0331330

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19387 US 19 North Clearwater, FL	33764

(Address of principal executive offices)	(Zip Code)

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    ☒  No    ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004

Common Stock, $0.01 par value	100,347,216 shares

LINCARE HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended September 30, 2004
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2004	December 31, 2003

Current assets:
Cash and cash equivalents	$177,149	$9,815
Restricted cash	2,359	7,909
Accounts and notes receivable, net	146,378	151,194
Income tax receivable	0	11,117
Inventories	2,316	2,503
Prepaid and other current assets	4,084	4,552

Total current assets	332,286	187,090

Property and equipment	665,401	622,274
Accumulated depreciation	(372,023)	(334,150)

Net property and equipment	293,378	288,124

Other assets:
Goodwill	989,948	941,937
Covenants not-to-compete, net	3,293	4,224
Other	8,490	10,285

Total other assets	1,001,731	956,446

Total assets	$1,627,395	$1,431,660

Current liabilities:
Current installments on long-term obligations	$56,889	$65,936
Accounts payable	30,584	35,033
Accrued expenses:
Compensation and benefits	25,981	30,415
Retained insurance risk	12,230	8,891
Other current liabilities	7,146	6,882
Income taxes payable	13,590	0

Total current liabilities	146,420	147,157

Long-term obligations, excluding current installments	275,323	320,817
Deferred income taxes	133,862	114,689
Minority interest	726	750

Total liabilities	556,331	583,413

Stockholders’ equity:
Common stock	1,238	1,229
Additional paid-in capital	256,299	229,111
Unearned compensation	(6,140)	0
Retained earnings	1,342,896	1,142,176
Treasury stock	(523,229)	(524,269)

Total stockholders’ equity	1,071,064	848,247

Total liabilities and stockholders’ equity	$1,627,395	$1,431,660

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net revenues	$322,010	$296,268	$944,290	$844,573

Costs and expenses:
Cost of goods and services	45,628	43,957	137,063	125,663
Operating expenses	67,473	65,391	198,778	188,509
Selling, general and administrative expenses	65,091	61,091	193,745	177,366
Bad debt expense	4,830	4,444	14,164	12,669
Depreciation expense	21,897	19,289	65,022	54,659
Amortization expense	383	381	1,141	1,208

	205,302	194,553	609,913	560,074

Operating income	116,708	101,715	334,377	284,499

Other income (expense):
Interest income	901	59	1,281	170
Interest expense	(4,498)	(5,161)	(13,635)	(12,754)
Net loss on disposal of property and equipment	(205)	(90)	(209)	(102)

	(3,802)	(5,192)	(12,563)	(12,686)

Income before income taxes	112,906	96,523	321,814	271,813
Income tax expense	42,498	36,100	121,094	101,658

Net income	$70,408	$60,423	$200,720	$170,155

Basic earnings per common share	$0.71	$0.61	$2.02	$1.66

Diluted earnings per common share	$0.69	$0.59	$1.97	$1.61

Weighted average number of common shares outstanding	99,807,228	99,236,013	99,428,137	102,730,930

Weighted average number of common shares and common share equivalents outstanding	102,028,443	102,430,230	101,734,040	105,566,183

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Nine Months Ended

	September 30, 2004	September 30, 2003

Cash flows from operating activities:
Net income	$200,720	$170,155
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts and notes receivable	14,164	12,669
Depreciation expense	65,022	54,659
Loss on disposal of property and equipment	209	102
Amortization expense	1,141	1,208
Accretion of gain on interest swap contracts	(414)	(573)
Compensation earned under restricted stock awards	2,108	0
Deferred income tax benefit	19,172	24,170
Minority interest in net earnings of subsidiary	65	65
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts and notes receivable	(8,775)	(20,618)
Decrease in inventories	250	1,135
Decrease (increase) in prepaid and other current assets	468	(600)
Increase (decrease) in accounts payable	(4,719)	3,317
Increase (decrease) in accrued expenses	(967)	9,885
Increase in income taxes payable	31,651	6,754

Net cash provided by operating activities	320,095	262,328

Cash flows from investing activities:
Proceeds from sale of property and equipment	94	1,228
Capital expenditures	(67,919)	(80,301)
Decrease (increase) in other assets	566	(6,123)
Business acquisitions, net of cash acquired	(40,884)	(133,356)
Cash restricted for future payments	(576)	(10,493)

Net cash used by investing activities	(108,719)	(229,045)

Cash flows from financing activities:
Proceeds from issuance of debt	253	563,402
Repayments of debt	(57,253)	(350,860)
Payments to minority interests	(89)	(85)
Proceeds from issuance of common stock	12,007	6,074
Proceeds from issuance of treasury stock	1,040	941
Payments to acquire treasury stock	0	(250,968)

Net cash used by financing activities	(44,042)	(31,496)

Net increase in cash and cash equivalents	167,334	1,787
Cash and cash equivalents, beginning of period	9,815	1,581

Cash and cash equivalents, end of period	$177,149	$3,368

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

          During the nine months ended September 30, 2004, the Company acquired certain assets of seventeen companies in separate transactions. In addition, Lincare acquired the remaining equity interests of two companies in which it had previously acquired partial ownership through a prior acquisition.  Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition.

          The aggregate cost of the acquisitions described above was as follows:

(In thousands)

Cash	$40,884
Deferred acquisition obligations	8,995
Assumption of liabilities	999

$50,878

The aggregate purchase price was allocated as follows:
Current assets	$846
Property and equipment	2,661
Intangible assets	210
Goodwill	47,161

$50,878

          Unaudited pro forma supplemental information on the results of operations for the nine months ended September 30, 2004 and September 30, 2003, is provided below and reflects the acquisitions as if they had been combined at the beginning of each respective period.

	For The Nine Months Ended September 30,

	2004	2003

	(In thousands, except per share data)
Net revenues	$955,465	$868,062

Net income	$203,171	$175,307

Income per common share:
Basic	$2.04	$1.71

Diluted	$2.00	$1.66

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective preceding periods or of future results of operations of the combined companies.

Note 3.  Income Per Common Share

          Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities, including securities that may be issued on exercise of outstanding stock options, that could share in the Company’s earnings. When the exercise of stock options is anti-dilutive, they are excluded from the calculation. For the three-month periods ended September 30, 2004 and 2003, the number of shares excluded was 2,523 and 0, respectively.

          The effect of 5,156,662 common shares issuable upon conversion of the Company’s 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) was not included in the computation of diluted earnings per share for the quarter ended September 30, 2004, since none of the conditions that would permit conversion of the Debentures had been satisfied during the period.

          In July 2004, the Emerging Issues Task Force (“EITF”) reached a tentative consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” that the impact of contingently convertible debt, such as the Debentures, should be included in diluted earnings per share computations regardless of whether the market price conversion condition has been met. If the EITF’s tentative consensus is ratified by the Financial Accounting Standards Board, the provisions are expected to be effective for reporting periods ending after December 15, 2004. All prior period earnings per share amounts presented would be restated to conform to the provisions of the final EITF.

          A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic – Income available to common stockholders	$70,408	$60,423	$200,720	$170,155
Effect of dilutive securities	0	0	0	0

Diluted – Income available to common stockholders and holders of dilutive securities	$70,408	$60,423	$200,720	$170,155

Denominator:
Weighted average shares	99,807	99,236	99,428	102,731
Effect of dilutive securities:
Restricted stock	134	0	45	0
Stock options	2,087	3,194	2,261	2,835

Adjusted weighted average shares	102,028	102,430	101,734	105,566

Per share amount:
Basic	$0.71	$0.61	$2.02	$1.66

Diluted	$0.69	$0.59	$1.97	$1.61

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.  Stock Plans

          The Company issues stock options and other stock-based awards to key employees and directors under stock-based compensation plans, which are described more fully in Note 8 to the consolidated financial statements in the Company’s 2003 Annual Report on Form 10-K.

          Under the 2004 Stock Plan, certain key employees may be granted restricted stock at nominal cost to them. Restricted stock is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company’s common stock. Such value will be recognized as compensation expense ratably over the corresponding employee’s specified service period. Restricted stock vests upon fulfillment of specified performance and service-based conditions. On July 1, 2004, the Company granted 260,000 shares of restricted stock to certain key employees.

          Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” establishes financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 allows two alternative accounting methods: (1) a fair-value-based method, or (2) an intrinsic-value-based method which is prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. The Company has elected to account for its stock options under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Had the Company determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands, except per share data)		(In thousands, except per share data)
Net income:
As reported	$70,408	$60,423	$200,720	$170,155
Add: Stock-based employee compensation expense included in net income, net of related tax effects	1,314	0	1,314	0
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5,136)	(5,154)	(10,966)	(12,354)

Pro forma	$66,586	$55,269	$191,068	$157,801

Earnings per common share:
Basic—as reported	$0.71	$0.61	$2.02	$1.66

Diluted—as reported	$0.69	$0.59	$1.97	$1.61

Basic—pro forma	$0.67	$0.56	$1.92	$1.54

Diluted—pro forma	$0.65	$0.54	$1.88	$1.49

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

          MMA contains provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. Among other things, MMA:

(1)

Significantly reduces reimbursement for inhalation drug therapies. Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered drugs, including the inhalation drugs that we provide, had been limited to 95 percent of the published average wholesale price (“AWP”) for the drug. MMA establishes new payment limits and procedures for drugs reimbursed under Medicare Part B. Payments for inhalation drugs furnished during 2004 declined to 80 percent of the AWP in effect as of April 1, 2003, a reduction of approximately 15.8%. Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries will be reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data to be provided by drug manufacturers under a specific formula described in the legislative text.

On July 27, 2004, CMS issued a proposed rule, CMS-1429-P, which, among other things, describes the proposed implementation of the MMA provisions affecting payment for inhalation drugs.  CMS proposes to establish a separate dispensing fee that will be paid in addition to the payment amount for the drug.  In issuing the proposed rule, CMS sought comments that would assist the agency in setting an appropriate dispensing fee that reflects the costs of the shipping, handling, compounding and other pharmacy activities required to furnish inhalation drug therapy to Medicare beneficiaries.  The Government Accountability Office (“GAO”) is directed under MMA to conduct a study to examine the adequacy of reimbursement for inhalation drug therapy under the Medicare program and submit the results of the study in a report to Congress within one year of the effective date of MMA.  On October 13, 2004, the GAO released a report entitled “Appropriate Dispensing Fee Needed for Suppliers of Inhalation Therapy Drugs,” recommending that the Administrator of CMS evaluate the costs of dispensing inhalation therapy drugs and modify the dispensing fee, if warranted, to ensure that the fee appropriately accounts for the costs necessary to dispense the drugs.  The CMS Administrator, in his October 8, 2004 comment letter to the GAO report, agreed with the GAO’s recommendation and concluded that, after reviewing the comments to CMS’s proposed rule and the information from the GAO report and other public sources, a reasonable range for a 2005 dispensing fee is $55.00 to $64.00 per month.

On November 3, 2004, CMS issued its final rule, CMS-1429-FC, which establishes a monthly dispensing fee of $57.00 per customer for inhalation drug therapy. The rule also establishes an alternative dispensing fee of $80.00 per customer when dispensed in 90-day increments. Payment rates for inhalation drugs will be updated quarterly based on the manufacturer ASP calculated for the most recent calendar quarter for which data are available. Manufacturer ASP submissions are due to CMS not later than 30 days after the last day of each calendar quarter. Inhalation drug payment rates in the first quarter of 2005 will therefore be based on ASP data from the third quarter of 2004, which are not yet available. ASP data for the second quarter of 2004 have been published by CMS and indicates substantially reduced payment rates for inhalation drugs. For example, the payment rates for the two most prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, based on the second quarter ASP data would be reduced from $0.39 and $2.82 per milligram to $0.05 and $0.46, respectively, representing reductions of 84% to 87%.

While Lincare continues to evaluate the impact of the final rule on its business, Lincare expects to be able to continue to provide inhalation drugs to Medicare beneficiaries in 2005. The final rule states that CMS intends to revisit the payment amount for the dispensing fee next year and proceed through notice and comment rulemaking in order to establish an appropriate dispensing fee for 2006. Lincare can not determine the outcome of any future rulemaking by CMS nor the impact that such rulemaking might have on its ability to continue to provide inhalation drugs beyond 2005.

(2)

Reduces payment amounts for five categories of DME, including oxygen, beginning in 2005 and freezes payment amounts for other covered DME items from 2004 to 2007. MMA contains provisions that will reduce payment amounts in 2005 for oxygen equipment, standard wheelchairs (including standard power wheelchairs), nebulizers, diabetic supplies consisting of lancets and testing strips, hospital beds and air mattresses to the median prices paid under the Federal Employee Health Plan (“FEHP”). The legislative text of MMA references comparative pricing data included in testimony of the Office of Inspector General (“OIG”) as the source data for FEHP pricing. However, the referenced table does not include applicable payment amounts for oxygen. Median FEHP prices for the non-oxygen DME items included on the table referenced in the OIG testimony range between 4% and 22% below comparable Medicare fee schedule amounts. The OIG may undertake to revise the FEHP pricing data and corresponding Medicare reimbursement rates for non-oxygen items in a subsequent report. On September 13, 2004, the OIG released a report entitled, “Medicare Payment Rates for Home Oxygen Equipment,” which will serve as the basis for establishing Medicare payment rates for oxygen in 2005.  In its report, the OIG determined that Medicare allowances are approximately 15.5% higher for stationary oxygen systems and approximately 11.3% higher for portable oxygen systems when compared with surveyed FEHP plans, representing a weighted average difference of approximately 15.1%.  The CMS Administrator, in his August 19, 2004 comment letter to the OIG report, agreed with the OIG’s recommendation to use the pricing information contained in the OIG report to reduce the rates Medicare pays for home oxygen equipment in 2005.  CMS also concurred with the OIG’s recommendation to consider alternative methods for determining future Medicare oxygen payment rates, such as competitive bidding, contracts with local or national providers, and capped rental arrangements. It is expected that CMS will issue carrier instructions some time in November or December of 2004 establishing the final payment rates for 2005.  MMA also freezes payment amounts for other covered DME items from 2004 to 2007.

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

          Until the many issues affecting implementation of the MMA provisions discussed above are finalized, we can not determine the ultimate impact of MMA on our financial position or operating results.

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

Operating Results

          The following table sets forth for the periods indicated a summary of the Company’s net revenues by source:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,

	2004	2003	2004	2003

	(In thousands)		(In thousands)
Oxygen and other respiratory therapy	$294,277	$269,647	$861,389	$764,612
Home medical equipment and other	27,733	26,621	82,901	79,961

Total	$322,010	$296,268	$944,290	$844,573

          Net revenues for the three months ended September 30, 2004, increased by $25.7 million, an increase of 8.7% compared with the three months ended September 30, 2003.  The 8.7% increase in net revenues was comprised of 6.1% internal growth and 2.6% acquisition growth.  Net revenues for the nine months ended September 30, 2004, increased by $99.7 million, an increase of 11.8% compared with the comparable period of the prior year.  The 11.8% increase in net revenues in the nine-month period was comprised of 7.8% internal growth and 4.0% acquisition growth.  The internal growth in net revenues is attributed to underlying growth in the market for our products and increased market share resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service.  Growth in net revenues in the three and nine months ended September 30, 2004 was negatively impacted by $14.0 million (or 4.7%) and $39.9 million (or 4.7%), respectively, as a result of Medicare reimbursement reductions for inhalation drugs that took effect in 2004 (see “Medicare Reimbursement”).  Growth in net revenues from acquisitions is attributed to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions.  During the three months ended September 30, 2004, we completed the acquisition of four companies with aggregate annual revenues of approximately $5.0 million.  During the nine months ended September 30, 2004, we acquired seventeen companies with annual revenues of approximately $25.0 million and acquired the remaining equity interests of two companies in which we had previously acquired partial ownership through a prior acquisition.

          The contribution of oxygen and other respiratory therapy products to our net revenues was 91.4% and 91.2%, respectively, during the three and nine months ended September 30, 2004.  Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

          Cost of goods and services as a percentage of net revenues declined to 14.2% and 14.5%, respectively, for the three and nine months ended September 30, 2004, compared with 14.8% and 14.9% for the comparable prior year periods. This improvement is attributed primarily to the achievement of more favorable product pricing terms with our vendors and growth in our respiratory product lines, which generally carry a higher gross margin percentage than other products and services we provide.

          Operating expenses expressed as a percentage of net revenues for the three and nine months ended September 30, 2004, declined to 21.0% and 21.1%, respectively, compared with 22.1% and 22.3% for the comparable prior year periods. This improvement was due primarily to our ability to successfully offset the reduction in Medicare payment rates for inhalation drugs with gains in productivity and control over fixed costs during both periods in 2004.

          Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues were 20.2% and 20.5%, respectively, for the three and nine months ended September 30, 2004, compared with 20.6% and 21.0% for the three and nine months ended September 30, 2003. The reductions in SG&A expenses expressed as a percentage of net revenues during the periods resulted from cost controls and productivity gains at our overhead locations, which offset the impact of reductions in Medicare payment rates for inhalation drugs.

          Operating income for the three and nine months ended September 30, 2004, was $116.7 million (36.2% of net revenues) and $334.4 million (35.4% of net revenues), respectively, compared with $101.7 million (34.3% of net revenues) and $284.5 million (33.7% of net revenues) for the comparable three and nine months of the prior year. The increases in operating income are attributed primarily to the continued growth in net revenues, favorable product acquisition costs from vendors, gains in labor productivity and control over operating costs.

Liquidity And Capital Resources

          Net cash provided by operating activities increased by 22.0% to $320.1 million for the nine months ended September 30, 2004, compared with $262.3 million for the nine months ended September 30, 2003.  Contributing to the increase in net cash from operating activities was a decrease in net accounts receivable days sales outstanding (“DSO”) resulting from improved collection performance.  At September 30, 2004, our DSO was 41 days compared with 47 days at September 30, 2003.

          Net cash used in investing and financing activities was $152.8 million for the nine months ended September 30, 2004. Activity during the nine-month period ended September 30, 2004, included our investment of $41.5 million in business acquisitions, investment in capital equipment of $67.9 million and $57.3 million used for net payments of debt.  On September 15, 2004, the Company retired its $50 million, 9.01% Senior Secured Notes, Series B.  The Company expects to retire its $45 million, 9.11% Senior Secured Notes, Series C, at maturity on September 15, 2005.

          As of September 30, 2004, our principal sources of liquidity consisted of $185.9 million of working capital and up to $200.0 million available under our revolving bank credit facility. We believe that internally generated funds, together with funds that may be borrowed under our revolving credit facility, will be sufficient to meet our anticipated capital requirements and financial obligations.

          On June 4, 2003, the Board of Directors approved an increase to the size of our previously authorized share repurchase program, adopted as of February 25, 2003, from $100.0 million to $225.0 million. The $225.0 million repurchase program was completed in October of 2003, with a total of 6,706,000 shares of common stock repurchased under the program. No shares of our common stock were repurchased during the nine months ended September 30, 2004.  As of September 30, 2004, the total common stock held in treasury, at cost, was $523.2 million.

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

	Fiscal Years

	(remaining 3 months 2004)	2005	2006	2007	2008	Thereafter	Total

Short-term debt	$6,059	$50,413	$0	$0	$0	$0	$56,472
Capital lease commitments	181	236	0	0	0	0	417
Long-term debt	31	92	200	0	0	275,000	275,323
Operating leases	9,099	27,615	17,431	9,918	3,871	744	68,678

Total	$15,370	$78,356	$17,631	$9,918	$3,871	$275,744	$400,890

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

A MAJORITY OF OUR CUSTOMERS HAVE PRIMARY HEALTH COVERAGE UNDER MEDICARE PART B, AND RECENTLY ENACTED AND FUTURE CHANGES IN THE REIMBURSEMENT RATES OR PAYMENT METHODOLOGIES UNDER THE MEDICARE PROGRAM COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

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

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE AND RENTAL OF MEDICARE-COVERED DME ITEMS, INCLUDING OXYGEN, AND RECENT LEGISLATION REDUCES PAYMENT AMOUNTS FOR FIVE CATEGORIES OF DME, INCLUDING OXYGEN, BEGINNING IN 2005 AND IMPOSES A PAYMENT FREEZE FOR OTHER DME FROM 2004 TO 2007.

          MMA contains provisions that would reduce payment amounts, beginning in 2005, for oxygen equipment, standard wheelchairs (including standard power wheelchairs), nebulizers, diabetic supplies consisting of lancets and testing strips, hospital beds and air mattresses to the median prices paid under the Federal Employee Health Plan (“FEHP”). The legislative text of MMA references comparative pricing data included in testimony of the Office of Inspector General (“OIG”) as the source data for FEHP pricing. However, the referenced table does not include applicable payment amounts for oxygen. Median FEHP prices for the non-oxygen DME items included on the table referenced in the OIG testimony range between 4% and 22% below comparable Medicare fee schedule amounts. The OIG may also undertake to revise the FEHP pricing data and corresponding Medicare reimbursement rates for these items in a subsequent report.  On September 13, 2004, the OIG released a report entitled, “Medicare Payment Rates for Home Oxygen Equipment,” which will serve as the basis for establishing Medicare payment rates for oxygen in 2005.  In its report, the OIG determined that Medicare allowances are approximately 15.5% higher for stationary oxygen systems and approximately 11.3% higher for portable oxygen systems when compared with surveyed FEHP plans, representing a weighted average difference of approximately 15.1%.  The CMS Administrator, in a letter to the OIG dated August 19, 2004, agreed with the OIG’s recommendation to use the pricing information contained in the OIG report to reduce the rates Medicare pays for home oxygen equipment in 2005.  CMS also concurred with the OIG’s recommendation to consider alternative methods for determining future Medicare oxygen payment rates, such as competitive bidding, contracts with local or national providers, and capped rental arrangements. It is expected that CMS will issue carrier instructions some time in November or December of 2004 establishing the final payment rates for 2005.  MMA also freezes payment amounts for other covered DME items from 2004 to 2007. Such payment reductions, when implemented in 2005, could have a material adverse effect on our financial position and operating results.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED RESPIRATORY MEDICATIONS, AND RECENT LEGISLATION IMPOSES SIGNIFICANT REDUCTIONS IN MEDICARE REIMBURSEMENT FOR SUCH INHALATION DRUGS.

          Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered Part B drugs, including inhalation drugs that we provide, had been limited to 95 percent of the published average wholesale price (“AWP”) for the drug. MMA establishes new payment limits and procedures for drugs reimbursed under Medicare Part B. Payments for inhalation drugs furnished during 2004 declined to 80 percent of the AWP in effect as of April 1, 2003, a reduction of approximately 15.8%.  Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries would be reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data to be provided by drug manufacturers under a specific formula described in the legislative text.

          On July 27, 2004, CMS issued a proposed rule, CMS-1429-P, which, among other things, describes the proposed implementation of the MMA provisions affecting payment for inhalation drugs.  CMS proposes to establish a separate dispensing fee that will be paid in addition to the payment amount for the drug.  In issuing the proposed rule, CMS sought comments that would assist the agency in setting an appropriate dispensing fee that reflects the costs of the shipping, handling, compounding and other pharmacy activities required to furnish inhalation drug therapy to Medicare beneficiaries.  The GAO is directed under MMA to conduct a study to examine the adequacy of reimbursement for inhalation drug therapy under the Medicare program and submit the results of the study in a report to Congress within one year of the effective date of MMA. On October 13, 2004, the GAO released a report entitled “Appropriate Dispensing Fee Needed for Suppliers of Inhalation Therapy Drugs,” recommending that the Administrator of CMS evaluate the costs of dispensing inhalation therapy drugs and modify the dispensing fee, if warranted, to ensure that the fee appropriately accounts for the costs necessary to dispense the drugs.  The CMS Administrator, in his October 8, 2004 comment letter to the GAO, agreed with the GAO’s recommendation and concluded that after reviewing the comments to CMS’s proposed rule and the information from the GAO report and other public sources, a reasonable range for a 2005 dispensing fee is $55.00 to $64.00 per month.

          On Novermber 3, 2004, CMS issued its final rule, CMS-1429-FC, which establishes a monthly dispensing fee of $57.00 per customer for inhalation drug therapy. The rule also establishes an alternative dispensing fee of $80.00 per customer when dispensed in 90-day increments. Payment rates for inhalation drugs will be updated quarterly based on the manufacturer ASP calculated for the most recent calendar quarter for which data are available. Manufacturer ASP submissions are due to CMS not later than 30 days after the last day of each calendar quarter. Inhalation drug payment rates in the first quarter of 2005 will therefore be based on ASP data from the third quarter of 2004, which are not yet available. ASP data for the second quarter of 2004 have been published by CMS and indicates substantially reduced payment rates for inhalation drugs. For example, the payment rates for the two most prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, based on the second quarter ASP data would be reduced from $0.39 and $2.82 per milligram to $0.05 and $0.46, respectively, representing reductions of 84% to 87%.  Medicare-covered inhalation drugs account for approximately one quarter of our net revenues.  While Lincare continues to evaluate the impact of the final rule on its business, Lincare expects to be able to continue to provide inhalation drugs to Medicare beneficiaries in 2005. The final rule states that CMS intends to revisit the payment amount for the dispensing fee next year and proceed through notice and comment rulemaking in order to establish an appropriate dispensing fee for 2006. Lincare can not determine the outcome of any future rulemaking by CMS nor the impact that such rulemaking might have on its ability to continue to provide inhalation drugs beyond 2005.  Such payment adjustments could have a material adverse effect on our financial position and operating results.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          We had no derivative securities as of September 30, 2004. We are exposed to changes in interest rates as a result of our revolving bank credit facility which is based on the London Interbank Offered Rate. A 10% increase in interest rates related to our revolving bank credit facility would not alone have a material adverse effect on our earnings over the next fiscal year or the fair value of our revolving bank credit facility.

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

          Market Risk Sensitive Instruments – Interest Rate Sensitivity (assuming 10% Decrease in Interest Rates):

(dollars in thousands)	Face Amount	Carrying Amount	Fair Value	Estimated Change in Fair Value

As of September 30, 2004:
Revolving bank credit facility	$0	$0	$0	$0
Senior secured notes	45,000	45,000	46,726	104
Convertible debt	275,000	275,000	270,188	2,651
Deferred obligations	12,212	12,212	12,212	0
As of December 31, 2003:
Revolving bank credit facility	$0	$0	$0	$0
Senior secured notes	95,000	95,000	98,875	117
Convertible debt	275,000	275,000	277,750	2,993
Deferred obligations	16,753	16,753	16,753	0

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

          No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Securities and Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of the Security Holders - Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits

          Exhibits included or incorporated herein: See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.

Registrant

/s/ PAUL G. GABOS

Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer

November 9, 2004

INDEX OF EXHIBITS

Exhibit Number	Exhibit

3.10 (A)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.
3.11 (A)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.
3.20 (B)	Amended and Restated By-Laws of Lincare Holdings Inc.
4.10 (C)	Lincare Holdings Inc. Indenture dated as of June 11, 2003
4.20 (C)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003
10.1	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and John P. Byrnes
10.2	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and Paul G. Gabos
10.3	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and Shawn S. Schabel
10.4	Restricted Stock Agreement between Lincare Holdings Inc. and John P. Byrnes
10.5	Restricted Stock Agreement between Lincare Holdings Inc. and Paul G. Gabos
10.6	Restricted Stock Agreement between Lincare Holdings Inc. and Shawn S. Schabel
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