Form 10-K
period 2004-12-31
LINCARE HOLDINGS INC
filed 2005-03-16
CIK 882235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant, based on a $32.86 closing sale price of the common stock on June 30, 2004, as reported on the NASDAQ National Market System, was approximately $3,265,917,907.

As of February 28, 2005, there were 101,376,115 outstanding shares of the registrant’s common stock, par value $.01, which is the only class of capital stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders of Lincare Holdings Inc. which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

Table of Contents

LINCARE HOLDINGS INC. AND SUBSIDIARIES
FORM 10-K
For The Year Ended December 31, 2004
INDEX

PART I

Item 1.	Business

General

Lincare Holdings Inc., together with its subsidiaries (“Lincare,” the “Company,” “we” or “our”), is one of the nation’s largest providers of oxygen and other respiratory therapy services to patients in the home. Our customers typically suffer from chronic obstructive pulmonary disease (“COPD”), such as emphysema, chronic bronchitis or asthma, and require supplemental oxygen or other respiratory therapy services in order to alleviate the symptoms and discomfort of respiratory dysfunction. Lincare currently serves over 530,000 customers in 47 states through 804 operating centers. Lincare Holdings Inc. is a Delaware corporation.

The Home Respiratory Market

We estimate that the home respiratory market (including home oxygen equipment and respiratory therapy services) represents in excess of $5.0 billion in annual sales, with growth estimated at approximately 6% per year over the last five years. This growth reflects the significant increase in the number of persons afflicted with COPD, which is largely attributable to the increasing proportion of the U.S. population over the age of 65 years. Growth in the home respiratory market is further driven by the continued trend toward treatment of patients in the home as a lower cost alternative to the acute care setting.

Business Strategy

Our strategy is to increase our market share through internal growth and strategic acquisitions. Lincare achieves internal growth in existing geographic markets through the addition of new customers and referral sources to our network of local operating centers. In addition, we expand into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when we believe such expansion will enhance our business. In 2004, Lincare acquired 26 local and regional companies with operations in 15 states. These acquisitions expanded our presence in states where we had existing locations.

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

We will continue our focus on providing oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our primary business. In 2004, oxygen and other respiratory therapy services accounted for approximately 91% of Lincare’s revenue.

Products and Services of Lincare

Lincare primarily provides oxygen and other respiratory therapy services to patients in the home. We also provide a variety of durable medical equipment (“DME”) and home infusion therapies in certain geographic markets. When a physician, hospital discharge planner, or other source refers a patient to one of our operating centers, our customer representative obtains the necessary medical and insurance coverage information, assignment of benefits to Lincare, and coordinates the delivery of patient care. The prescribed therapy is delivered by one of our service representatives or clinicians at the customer’s home, where instruction and training are provided to the customer and the customer’s family regarding appropriate equipment use and maintenance and compliance with the prescribed therapy. Following the initial setup, our service representatives and/or clinicians make periodic visits to the customer’s home, the frequency of which is dictated by the type of therapy and physician orders. All services and equipment provided by Lincare are coordinated with the customer’s physician. During the period that we provide services and equipment for a customer, the customer remains under the physician’s care and medical supervision. We employ respiratory therapists, nurses and other qualified clinicians to perform certain training and other functions in connection with our services. Clinicians are licensed where required by applicable law.

The principal products and services provided by Lincare are:

Home Oxygen Equipment.    The major types of oxygen delivery equipment are oxygen concentrators and liquid oxygen systems. Each method of delivery has different characteristics that make it more or less suitable to specific customer applications.

•	Oxygen concentrators are stationary units that provide a continuous flow of oxygen by filtering ordinary room air. Customers most commonly use concentrators as their primary source of stationary oxygen. These systems are often supplemented with portable gaseous oxygen cylinders or liquid oxygen systems to meet the ambulatory or emergency needs of the customer.

•	Liquid oxygen systems are thermally insulated containers of liquid oxygen, generally consisting of a stationary unit and a portable unit, which are most commonly used by customers with significant ambulatory requirements.

Other Respiratory Therapy.    Other respiratory therapy services offered by Lincare include the following:

•	Nebulizers and associated respiratory medications provide aerosol therapy for customers suffering from COPD and asthma.

•	Non-invasive ventilation provides nocturnal ventilatory support for customers with neuromuscular disease and COPD. This therapy improves daytime function and decreases incidence of acute illness.

•	Ventilators support respiratory function in severe cases of respiratory failure where the customer can no longer sustain the mechanics of breathing without the assistance of a machine.

•	Continuous positive airway pressure devices maintain open airways in customers suffering from obstructive sleep apnea by providing airflow at prescribed pressures during sleep.

Home Infusion Therapy.    In certain geographic markets, Lincare provides a variety of home infusion therapies including parenteral nutrition, intravenous antibiotic therapy, enteral nutrition, chemotherapy, dobutamine infusions, immunoglobulin (IVIG) therapy, continuous pain management and central catheter management.

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

Each of our 804 operating centers is managed by a center manager who is responsible and accountable for the operating and financial performance of the center. Service and marketing functions are performed at the local operating level, while strategic development, financial control and operating policies are administered at the corporate level. Reporting mechanisms are in place at the operating center level to monitor performance and ensure field accountability.

A team of area managers directly supervises individual operating center managers, serving as an additional mechanism for assessing and improving performance of our operations. Lincare’s operating centers are served by regional billing centers, which control all of our billing and reimbursement functions.

MIS Systems.    We believe that our proprietary management information system is one of our key competitive advantages. The system provides management with critical information on a timely basis to measure and evaluate performance levels company-wide. Management reviews monthly reports including revenues and profitability by individual center, accounts receivable and cash collection performance, equipment controls and utilization, customer activity and manpower trends. We have an in-house staff of computer programmers, which enables us to continually enhance our computer system in order to provide timely financial and operational information and to respond promptly to changes in reimbursement regulations and policies.

Our billing system has both manual and computerized functions and processes that are designed to maintain the integrity of revenue and accounts receivable. Third-party payors, such as Medicare, that can accommodate electronic claims submission are billed electronically on a daily basis from our central computer system. Paper claims and invoices are generated and billed to various state Medicaid agencies, commercial payors and individual customers when electronic billing is unavailable. Electronic billing expedites the billing process and generally allows us to receive payment more quickly. The medical billing process requires the collection of various paper documents from customers and referral sources. Information such as customer demographics, insurance coverage and verification, prescriptions from physicians, delivery receipts, billing authorizations and assignments of benefits to Lincare, is gathered at the local operating centers and forwarded to our regional billing offices for review and manual input into our billing system. Item codes within the system representing specific products supplied to customers are matched against the Healthcare Common Procedure Coding System (“HCPCS”) for verification and accuracy of billing codes. Price tables within the system containing expected allowable payment amounts are manually maintained and updated by the regional billing offices based on published Medicare and Medicaid fee schedules and bulletins as well as contracts and supplier notifications from private insurance companies.

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

	Year Ended December 31,
Payors	2004	2003	2002
Medicare and Medicaid programs	67%	67%	67%
Private insurance	26	26	26
Direct payment	7	7	7
	100%	100%	100%

Third-party reimbursement is a complicated process that involves submission of claims to multiple payors, each having its own specific claim requirements. To operate effectively in this environment, we have designed and implemented a proprietary computer system to decrease the time required for the submission and processing of third-party claims. Our systems are capable of tailoring the submission of claims to the specifications of individual payors. Our in-house management information system capabilities also enable us to adjust quickly to regulatory or reimbursement changes. These features serve to decrease the processing time of claims by payors, resulting in more rapid collection of accounts receivable.

It is our policy to verify insurance benefits with the responsible third-party payor before or within 48 hours of delivery of products to customers. Medicare beneficiaries provide our service representatives with a Medicare identification card containing the beneficiary’s Health Identification Control Number (“HICN”) at the time of customer setup and delivery. The existence of an HICN indicates the beneficiary’s eligibility to receive benefits under the Medicare program for covered services. Medicare benefits are not separately verified with the applicable Medicare intermediaries.

Medicare and most other government and commercial payors that provide coverage to Lincare’s customers include a 20 percent co-payment provision in addition to a nominal deductible. Co-payments are generally not collected at the time of service and are invoiced to the customer or applicable secondary payor (supplemental providers of insurance coverage) on a monthly billing cycle as products are provided. A majority of our customers maintain, or are entitled to, secondary or supplemental insurance benefits providing “gap” coverage of this co-payment amount. In the event coverage is denied by the third-party payor, the customer is ultimately responsible for all services rendered by Lincare.

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

Lincare primarily acquires new customers through referrals. Our principal sources of referrals are physicians, hospital discharge planners, prepaid health plans, clinical case managers and nursing agencies. Our sales representatives maintain continual contact with these medical professionals.

Lincare’s referral sources recognize our reputation for providing high-quality equipment and service and have historically provided a steady flow of customers. While we view our referral sources as fundamental to our business, no single referral source accounts for more than one percent of our revenues. Lincare has more than 530,000 active customers, and the loss of any single referral source, customer or group of customers would not materially impact our business.

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

Acquisitions

In 2004, we acquired, in unrelated acquisitions, certain operating assets of 26 local and regional companies with operations in 15 states and also purchased the remaining equity interests in two companies in which we had previously acquired partial ownership. These acquisitions resulted in the addition of 25 new operating centers.

In 2003, we acquired, in unrelated acquisitions, certain operating assets of 13 local and regional companies with operations in 19 states and interests in three joint ventures. These acquisitions resulted in the addition of 33 new operating centers.

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

Suppliers

We purchase oxygen and equipment from a variety of suppliers. We are not dependent upon any single supplier and believe that our product needs can be met by an adequate number of various manufacturers.

Competition

The home respiratory market is a fragmented and highly competitive industry that is served by Lincare, other national providers, and by our estimates, over 2,000 regional and local providers.

Quality of service is the single most important competitive factor within the home respiratory market. The relationships between a home respiratory company and its customers and referral sources are highly personal. There is no compelling incentive for either physicians or the patients to alter the relationship so long as the home respiratory company is providing responsive, professional and high-quality service. Other key competitive factors are efficiency of reimbursement and accounts receivable management systems.

Home respiratory companies compete primarily on the basis of service, since reimbursement levels are established by fee schedules promulgated by Medicare, Medicaid or by the individual determinations of private insurance companies. Furthermore, marketing efforts by home respiratory companies are typically directed toward referral sources, which generally do not share financial responsibility for the payment of services provided to customers.

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

On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, codified at Public Law 108-173 (“MMA”). The legislation, among other things, provides expanded Medicare prescription drug coverage, modifies payments to Medicare providers and institutes administrative reforms intended to improve Medicare program operations. MMA includes sweeping changes that will impact a broad spectrum of health care industry participants, including physicians, pharmacies, manufacturers and pharmacy benefit managers, as well as other Medicare suppliers and providers including Lincare.

MMA contains provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. Among other things, MMA:

(1)	Significantly reduces reimbursement for inhalation drug therapies. Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered drugs, including the inhalation drugs that we provide, had been limited to 95 percent of the published average wholesale price (“AWP”) for the drug. MMA establishes new payment limits and procedures for drugs reimbursed under Medicare Part B. Payments for inhalation drugs furnished during 2004 declined to 80 percent of the AWP in effect as of April 1, 2003, a reduction of approximately 15.8%. This reduction in Medicare payment rates for inhalation drugs reduced the Company’s revenues and operating income by approximately $54.2 million in 2004. Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries will be reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data to be provided by drug manufacturers under a specific formula described in MMA.

On November 3, 2004, the Centers for Medicare and Medicaid Services (“CMS”) issued its final rule, CMS-1429-FC, which establishes a monthly dispensing fee of $57.00 per customer for inhalation drug therapy in addition to the ASP-based payment rate for the drugs dispensed. The rule also establishes an alternative dispensing fee of $80.00 per customer when dispensed in 90-day increments. Payment rates for inhalation drugs will be updated quarterly based on the manufacturer ASP calculated for the most recent calendar quarter for which data are available. Manufacturer ASP submissions are due to CMS not later than 30 days after the last day of each calendar quarter. Inhalation drug payment rates in the first quarter of 2005 will therefore be based on ASP data from the third quarter of 2004. ASP payment rates in effect for the first quarter of 2005 have been published by CMS and indicate substantially reduced payment rates for inhalation drugs. For example, the payment rates for the two most prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, would be reduced from $0.39 and $2.82 per milligram to $0.07 and $0.29, respectively, representing reductions of 82% to 90%. The combination of the new ASP payment rates for inhalation drugs established for the first quarter of 2005 and the monthly dispensing fee of $57.00 is expected to reduce total reimbursement for inhalation drug therapies provided by the Company by approximately 60% in fiscal 2005. Medicare-reimbursed inhalation drug therapies provided by the Company in 2004 accounted for approximately 23% of total revenues.

While Lincare continues to evaluate the impact of the final rule on its business, we expect to be able to continue to provide inhalation drugs to Medicare beneficiaries in 2005. The final rule states that CMS intends to revisit the payment amount for the dispensing fee during 2005 and proceed through notice and comment rulemaking in order to establish an appropriate dispensing fee for 2006. Lincare can not determine the outcome of any future rulemaking by CMS nor the impact that such rulemaking might have on our ability to continue to provide inhalation drugs beyond 2005. Further, we can not determine whether quarterly updates in ASP pricing data submitted by drug manufacturers and adopted by CMS will result in further reductions in payment rates for inhalation drugs, and what impact such payment reductions will have on Lincare in 2005 and beyond.

(2)	Reduces payment amounts for five categories of DME, including oxygen, beginning in 2005 and freezes payment amounts for other covered DME items from 2004 to 2007. MMA contains provisions that will reduce Medicare payment amounts in 2005 for oxygen equipment, standard wheelchairs (including standard power wheelchairs), nebulizers, diabetic supplies consisting of lancets and testing strips, hospital beds and air mattresses to the median prices paid under the Federal Employee Health Plan (“FEHP”). Reductions in payment rates for 2005 established by CMS for the non-oxygen items subject to the FEHP provisions range between 2% and 14% and are expected to reduce average reimbursement for these types of items provided by the Company by approximately 12%. The non-oxygen DME items subject to the 2005 Medicare price cuts accounted for approximately 2.5% of total revenues for the Company in 2004. MMA also freezes payment amounts for other covered DME items from 2004 to 2007.

On September 13, 2004, the Office of Inspector General (“OIG”) released a report entitled, “Medicare Payment Rates for Home Oxygen Equipment,” which will serve as the basis for establishing Medicare payment rates for oxygen in 2005. In its report, the OIG determined that Medicare allowances are approximately 15.5% higher for stationary oxygen systems and approximately 11.3% higher for portable oxygen systems when compared with surveyed FEHP plans, representing a weighted average difference of approximately 15.1%. The CMS Administrator, in his August 19, 2004 comment letter to the OIG report, agreed with the OIG’s recommendation to use the pricing information contained in the OIG report to reduce the rates Medicare pays for home oxygen equipment in 2005. CMS also concurred with the OIG’s recommendation to consider alternative methods for determining future Medicare oxygen payment rates, such as competitive bidding, contracts with local or national providers, and capped rental arrangements.

On February 4, 2005, CMS published notice CMS-1299-N announcing a delay in the implementation of the 2005 Medicare oxygen payment rates. The notice states that CMS was informed by the OIG that it will need to collect additional information before the FEHP median prices for oxygen are finalized. Until such prices are established, Medicare claims for oxygen equipment furnished on or after January 1, 2005 will be paid based on the 2004 monthly payment amounts. CMS is expected to calculate and implement the lower 2005 payment amounts upon receipt of the additional information from the OIG. We can not determine the outcome of the 2005 Medicare oxygen payment rates nor the date on which the new payment amounts will become effective. Oxygen and oxygen equipment reimbursed by Medicare accounted for approximately 46% of total revenues for the Company in 2004.

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

Employees

As of January 31, 2005, we had 7,857 employees. None of our employees are covered by collective bargaining agreements. We believe that the relations between our management and employees are good.

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

Lincare owns its headquarters facility located in Clearwater, Florida and one of our 804 operating center locations. Lincare’s other 803 operating center locations are leased from unrelated third parties. Each operating center is a combination warehouse and office, with warehouse space generally comprising approximately 50 percent of the facility. Warehouse space is used for storage of adequate supplies of equipment necessary to conduct our business. We also lease 27 separate billing centers from unrelated third parties.

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

From time to time, the Company receives inquiries from various government agencies requesting customer records and other documents. It has been the Company’s policy to cooperate with all such requests for information. There are several pending government inquiries, but the government has not instituted any proceedings or served us with any complaints as a result of these inquiries. However, the Company can provide no assurances as to the duration or outcome of these inquiries.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ National Market System under the symbol LNCR. The following table sets forth the high and low sales prices as reported by NASDAQ for the periods indicated.

	High	Low
2004
First quarter	$32.85	$28.22
Second quarter	35.52	30.10
Third quarter	34.20	28.45
Fourth quarter	43.33	29.60
2003
First quarter	$33.31	$27.00
Second quarter	33.75	28.14
Third quarter	38.70	31.08
Fourth quarter	43.98	28.28

As of February 28, 2005, there were approximately 206 holders of record of the 101,376,115 outstanding shares of Lincare common stock (excluding 23,791,737 shares held in treasury). The closing price of Lincare common stock on February 28, 2005, was $40.58 per share, as reported on the NASDAQ National Market System.

We have not paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. It is the present intention of our Board of Directors to retain all earnings in order to support the future growth of our business and, from time to time, when authorized by our Board of Directors, to repurchase our common stock on the open market. We did not repurchase any of our common stock during the fourth quarter of 2004.

The following table sets forth information as of fiscal 2004 year-end with respect to compensation plans under which equity securities are authorized for issuance.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	10,238,100	(1)	$23.26	4,236,000
Equity compensation plans not approved by security holders	None		N/A	None
Total	10,238,100	(1)	$23.26	4,236,000

(1)	Includes 9.9 million shares which are reserved for issuance under various stock option plans and 260,000 shares which were issued under the Company’s restricted stock program.

Item 6.	Selected Financial Data

The selected consolidated financial data presented on the following page under the caption “Statements of Operations Data” for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, are derived from our consolidated financial statements audited by KPMG LLP, an independent registered public accounting firm.

The data set forth on the following page are qualified by reference to, and should be read in conjunction with, the consolidated financial statements and accompanying notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Certain Risk Factors Relating to the Company’s Business included in this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$1,268,531	$1,147,356	$960,904	$812,442	$702,484
Cost of goods and services	184,398	171,658	144,525	123,406	112,949
Operating expenses	264,447	253,341	215,724	183,385	158,794
Selling, general and administrative expenses	257,019	239,656	201,468	167,269	147,699
Bad debt expense	19,028	17,210	14,414	12,187	10,537
Depreciation expense	86,615	75,007	63,299	54,699	47,960
Amortization expense	1,537	1,587	1,664	21,119	19,495
Other charges (1)	—	—	—	10,650	—
Operating income	455,487	388,897	319,810	239,727	205,050
Interest income	2,151	226	164	365	1,763
Interest expense	17,055	17,431	14,165	16,013	18,019
Net (loss) gain on disposal of property and equipment	(180)	(428)	(147)	(71)	8
Realized loss on derivative financial instrument	—	—	—	6,004	—
Income before income taxes	440,403	371,264	305,662	218,004	188,802
Income tax expense	166,975	139,153	115,234	83,060	71,934
Net income	$273,428	$232,111	$190,428	$134,944	$116,868
Income per common share:
Basic	$2.74	$2.28	$1.78	$1.26	$1.10
Diluted (2)	$2.60	$2.19	$1.73	$1.23	$1.08
Weighted average number of common shares outstanding	99,681	101,671	106,942	107,439	106,174
Weighted average number of common shares and common share equivalents outstanding (2)	107,223	107,414	109,770	110,071	108,302

(1)	In 2001, we recorded other charges of $10,650,000 of which $4,150,000 was related to the settlement of an investigation by the U.S. Attorney’s Office in Sacramento, California, without any admission by us of wrongdoing, including a $1,000,000 reserve for related legal expenses. The remaining $6,500,000 of other charges related to the execution of employment agreements with 16 mid-level management employees as well as the modification and extension of certain executive officer employment agreements.

(2)	Figures in 2004 reflect the application of the “if converted” method of accounting for our outstanding convertible debentures in accordance with EITF Issue No. 04-8, effective for reporting periods ending after December 15, 2004. Figures in 2003 have been restated for comparative purposes in accordance with the requirements of EITF No. 04-8. Restatement of periods prior to 2003 was not necessary since no applicable convertible securities were outstanding in those periods.

	At December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Working capital	$245,440	$39,933	$42,986	$(783)	$84,475
Total assets	1,721,064	1,431,660	1,198,601	1,071,064	877,595
Long-term obligations, including current installments	343,230	386,753	209,243	223,264	210,352
Stockholders’ equity	1,166,325	848,247	856,290	738,958	584,450

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition

Our revenues are recognized on an accrual basis in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payors. Insurance benefits are assigned to the Company and, accordingly, the Company bills on behalf of its customers. The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. If the payment amount received differs from the net realizable amount, an adjustment is made to the net realizable amount in the period that these payment differences are determined. We report revenues in our financial statements net of such estimated adjustments.

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

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products and/or services are delivered. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review by either the Company or a third-party intermediary. Included in accounts receivable are earned but unbilled receivables. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of equipment and supplies to customers, we perform certain certification and approval procedures to ensure collection is probable and that unbilled accounts receivable are recorded at net realizable amounts (expected to be paid) by customers and third-party payors. Billing delays, ranging from several days to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event that the third-party does not accept the claim for payment, the customer is ultimately responsible.

We perform analyses to evaluate the net realizable value of accounts receivable. Specifically, we consider historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that our estimates could change, which could have an impact on operations and cash flows.

Bad Debt Expense and Allowance for Uncollectible Accounts Receivable

Accounts receivable are reported net of allowances for uncollectible accounts receivable. The majority of our accounts receivable are due from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Third-party reimbursement is a complicated process that involves submission of claims to multiple payors, each having its own claims requirements. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. We record bad debt expense based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods including current and historical cash collections, bad debt write-offs, and aging of accounts receivable. Our proprietary management information systems are utilized to provide this data in order to assess bad debts. In the event that collection results of existing accounts receivable are not consistent with historical experience, there may be a need to establish an additional allowance for doubtful accounts, which may materially impact our financial position or results of operations.

Business Acquisition Accounting and Amortization Expense

The Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” provide guidance on the application of generally accepted accounting principles for business acquisitions. We apply the purchase method of accounting for business acquisitions, and use available cash from operations, borrowings under our revolving credit agreement and the assumption of certain liabilities as the consideration for business acquisitions. We allocate the purchase price of our business acquisitions based on the fair market value of identifiable tangible and intangible assets. The difference between the total cost of the acquisition and the sum of the fair values of acquired tangible and identifiable intangible assets less liabilities is recorded as goodwill. Until the end of 2001, goodwill was amortized over a period of 40 years. The assignment of a 40-year life was based on each acquisition’s ability to generate sufficient operating results to support the recorded goodwill balance. On January 1, 2002, we adopted SFAS No. 142 which required that goodwill and certain intangible assets with indefinite lives no longer be amortized and instead be tested annually for impairment. Accordingly, no amortization expense related to goodwill was recorded in the financial statements since 2001.

We assess the impairment of intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, without limitation, (i) significant under-performance of acquired assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or the strategy for the overall business; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period; and (vi) technological and regulatory changes.

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

Net Revenues

The following table sets forth for the periods indicated a summary of our net revenues by product category:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Oxygen and other respiratory therapy	$1,156,676	$1,041,983	$868,561
Home medical equipment and other	111,855	105,373	92,343
Total	$1,268,531	$1,147,356	$960,904

Net revenues for the year ended December 31, 2004 increased by $121.2 million, an increase of 10.6% over 2003. The 10.6% increase in net revenues in 2004 was comprised of 7.0% internal growth and 3.6% acquisition growth. The Medicare reimbursement reductions for respiratory medications that were effective on January 1, 2004 reduced total revenues in the year by $54.2 million (see “Medicare Reimbursement”). Net revenues for the year ended December 31, 2003 increased by $186.5 million, an increase of 19.4% over 2002. The 19.4% increase in net revenues in 2003 was comprised of 10.5% internal growth and 8.9% acquisition growth. The internal growth in net revenues is attributable to underlying growth in the market for our products (estimated at 6.0% annually) and increased market share resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is estimated based on the contribution to net revenues for the twelve months following such acquisitions. During 2004 and 2003, we completed the acquisition of 26 businesses with annual revenues of approximately $49.0 million and 13 businesses with annual revenues of approximately $81.0 million, respectively.

The contribution of oxygen and other respiratory therapy products to our net revenues was 91.2%, 90.8% and 90.4%, respectively, for the years ended December 31, 2004, 2003 and 2002. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of Goods and Services

Cost of goods and services includes the cost of equipment (excluding depreciation), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory pharmacy operations. These costs include an estimate of customer service, distribution and administrative costs relating to the respiratory pharmacy operations amounting to approximately $48.7 million, $41.6 million and $33.6 million in 2004, 2003 and 2002, respectively.

Cost of goods and services expressed as a percentage of net revenues was 14.5% for the year ended December 31, 2004 and 15.0% for each of the years ended December 31, 2003 and 2002. This improvement is attributable primarily to the achievement of more favorable pricing terms with our vendors and growth in our respiratory product lines, which generally carry a higher gross margin percentage than other products and services we provide. Excluding the $54.2 million reduction to revenues resulting from the Medicare price reductions in inhalation drugs in 2004, cost of goods and services expressed as a percentage of net revenues would have declined to 13.9%.

Operating and Other Expenses

We continue to maintain a cost structure that, with increased net revenues, has permitted us to spread our fixed operating expenses and overhead over a larger base of revenues, resulting in improvement in operating income. Operating expenses expressed as a percentage of net revenues for the years ended December 31, 2004, 2003 and 2002 were 20.8%, 22.1% and 22.5%, respectively. This improvement in operating and other expenses was due primarily to our ability to successfully offset the reduction in Medicare payment rates for inhalation drugs in 2004 with gains in productivity and control over fixed costs during the period. Growth in salary and related expenses and rent expense, which comprised approximately 66% of operating and other expenses in 2004, was held to 4.8% during fiscal 2004. Excluding the $54.2 million reduction in Medicare payment rates for inhalation drugs in 2004, operating expenses expressed as a percentage of net revenues would have been 20.0%.

Selling, general and administrative expenses (“SG&A”) expressed as a percentage of net revenues for the years ended December 31, 2004, 2003 and 2002, were 20.3%, 20.9%, and 21.0% respectively. The improvements in SG&A expenses during the periods resulted from cost controls and productivity gains at our overhead locations. Growth in salary and related expenses, advertising and liability insurance costs, which comprised approximately 76% of SG&A expenses in 2004, was held to 6.6% during fiscal 2004. Excluding the $54.2 million reduction in Medicare payment rates for inhalation drugs in 2004, SG&A expenses expressed as a percentage of net revenues would have declined to 19.4%.

Bad debt expense as a percentage of net revenues was 1.5% for the years ended December 31, 2004, 2003 and 2002. We have achieved improved results in accounts receivable collections over the past three years and overall days sales outstanding have decreased to 38 days at December 31, 2004, down from 45 days and 51 days at December 31, 2003 and 2002, respectively. While we have achieved consistent results in managing bad debt expense over the past three years, continued growth in the pace of our acquisition program may contribute to an increase in our bad debt expense in the future. The integration of acquired companies into our regional billing and collections offices may temporarily disrupt collections, increasing the amount of accounts receivable written off as uncollectible.

Depreciation expense as a percentage of net revenues was 6.8% for the year ended December 31, 2004 compared with 6.5% and 6.6% for the years ended December 31, 2003 and 2002, respectively.

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

During 2004, we amortized $1.5 million of intangible assets compared with $1.6 million in 2003 and $1.7 million in 2002. Our net intangible assets were $1,039.2 million as of December 31, 2004. Of this total, $3.3 million (consisting of various covenants not-to-compete) is being amortized over periods of one to five years.

Operating Income

As shown in the table below, operating income for the years ended December 31, 2004 and 2003 increased by $66.6 million and $69.1 million, respectively, over the prior year. The increases in operating income are attributed primarily to the factors identified above, which include continued growth in our net revenues through a combination of internal growth and acquisitions, favorable product acquisition costs resulting from negotiations with our vendors, gains in labor productivity which limited the growth in our salary and related expenses and control over operating costs.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Operating income	$455,487	$388,897	$319,810
Percentage of net revenues	35.9%	33.9%	33.3%

Interest Expense

Interest expense for the year ended December 31, 2004 was $17.1 million, compared to $17.4 million and $14.2 million for the years ended December 31, 2003 and 2002, respectively. Interest expense in 2003 was impacted by the issuance in June, 2003 of $275.0 million of 3.0% Convertible Senior Debentures due 2033 and the pay down of $30.0 million of 8.91% Senior Secured Notes in September, 2003. Interest expense in 2004 was impacted by the full year effect of the convertible debentures and the pay down of $50.0 million of 9.01% Senior Secured Notes in September 2004 (see “Liquidity and Capital Resources”).

Income Taxes

Our effective income tax rate was 37.9% for the year ended December 31, 2004 compared with 37.5% and 37.7% for the years ended December 31, 2003 and 2002, respectively.

Acquisitions

In 2004, the Company acquired, in unrelated acquisitions, certain operating assets of 26 local and regional companies resulting in the addition of 25 new operating centers. Additionally, the Company purchased the remaining equity interests in two companies in which we had previously acquired partial ownership. The aggregate cost of these acquisitions was $104.1 million and was allocated to acquired assets as follows: $2.5 million to current assets, $4.8 million to property and equipment, $0.3 million to separately identifiable intangible assets, and $96.5 million to goodwill.

In 2003, the Company acquired, in unrelated acquisitions, certain operating assets of 13 local and regional companies and interests in three joint ventures, resulting in the addition of 33 new operating centers. The aggregate cost of these acquisitions was $154.0 million and was allocated to acquired assets as follows: $4.5 million to current assets, $6.5 million to property and equipment, $0.5 million to separately identifiable intangible assets, $1.1 million to other assets and $141.4 million to goodwill.

Liquidity and Capital Resources

Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operational needs, capital expenditures, acquisitions and debt service.

At December 31, 2004, our working capital was $245.4 million, as compared to $39.9 million, at December 31, 2003.

Net cash provided by operating activities was $419.3 million for the year ended December 31, 2004, compared with $371.0 million for the year ended December 31, 2003 and $287.6 million for the year ended December 31, 2002. A significant portion of our assets consists of accounts receivable from third party payors that are responsible for payment for the equipment and services we provide. Contributing to the increase in net cash from operating activities was a decrease in net accounts receivable days sales outstanding (“DSO”) resulting from improved collection performance. Our DSO was 38 days as of December 31, 2004 and 45 days as of December 31, 2003.

Net cash used in investing and financing activities was $203.3 million, $362.7 million and $286.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Activity in the year ended December 31, 2004 included our investment of $83.0 million in business acquisitions, investment in capital equipment of $89.7 million, proceeds of $0.3 million from our issuance of debt and $57.2 million related to our payment of debt.

As of December 31, 2004, our principal sources of liquidity consisted of $225.8 million of cash and cash equivalents and $186.0 million available under our revolving credit agreement. The revolving credit agreement, dated April 25, 2002, makes available to us up to $200.0 million over a five-year period, subject to certain terms and conditions set forth in the agreement. We believe that internally generated funds, together with funds that may be borrowed under our revolving credit agreement, will be sufficient to meet our anticipated capital requirements and financial obligations. We believe that our credit standing provides us with adequate access to financial markets.

On December 9, 2004, the Board of Directors authorized a plan to repurchase up to $250.0 million of the Company’s common stock. Purchases will be made through open market or privately negotiated transactions, subject to market conditions and trading restrictions. As of December 31, 2004, no purchases had been made under this plan and the total common stock held in treasury, at cost, was $523.2 million.

On June 11, 2003, we completed the sale of $250.0 million aggregate principal amount of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) in a private placement. The Debentures are convertible into shares of our common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. This is equivalent to a conversion price of approximately $53.33 per share of common stock. On June 23, 2003, we sold an additional $25.0 million principal amount of Debentures pursuant to the exercise in full of an over-allotment option granted to the initial purchasers of the Debentures. The Debentures are convertible into common stock in any calendar quarter if, among other circumstances, the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of our previous calendar quarter is greater than or equal to 120% of the applicable conversion price per share ($64.00 per share) of our common stock on such last trading day. Interest on the Debentures is payable at the rate of 3.0% per annum on June 15 and December 15 of each year. The Debentures are senior unsecured obligations and will mature on June 15, 2033. The Debentures are redeemable by us on or after June 15, 2008 and may be put to us for repurchase on June 15, 2008, 2010, 2013, or 2018.

Our future liquidity will continue to be dependent upon our operating cash flow and management of accounts receivable. We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit facility, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, and meet our contractual obligations for at least the next 12 months. In addition to our contractual obligations described below, we plan to invest in excess of $100.0 million in acquisitions and repurchase up to $250.0 million of our common stock during 2005.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

	Fiscal Years
	2005	2006	2007	2008	2009	Thereafter	Total
Short-term debt	$67,657	$—	$—	$—	$—	$—	$67,657
Capital lease commitments	280	—	—	—	—	—	280
Long-term debt	—	293	—	—	—	275,000	275,293
Interest expense	12,289	8,673	8,250	8,250	8,250	193,508	239,220
Operating leases	30,167	19,575	11,789	4,757	1,214	45	67,547
Employment Agreements	1,761	1,761	1,761	1,761	1,761	—	8,805
Total	$112,154	$30,302	$21,800	$14,768	$11,225	$468,553	$658,802

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment”. SFAS No. 123(R) revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of this standard on its future results of operations and financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted EarningsPer Share” (EITF 04-8). EITF 04-8 requires contingently convertible securities to be included in the diluted earnings per share calculation, if dilutive, regardless of whether the contingency has been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004 and requires prior periods to be restated for comparative purposes. With the adoption of EITF 04-8 we have included our $275.0 million 3.00% Senior Convertible Debentures due 2033, which were issued in June 2003, in our calculation of diluted earnings per share. In accordance with the provisions of EITF 04-8, we have restated the 2003 diluted earnings per share amounts presented in our consolidated financial statements for comparative purposes (See Note 10 to the Consolidated Financial Statements).

In April 2004, the FASB issued FASB Staff Position (FSP) No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (FSP 129-1). FSP 129-1 requires disclosure of the significant terms or conditions under which contingently convertible securities are convertible. The required disclosures are reflected in the notes to the consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries. FIN 46R was effective for periods ending after December 15, 2003 for public companies. As of December 31, 2004 and 2003, we had no variable interest entities requiring consolidation under FIN 46R.

Inflation

We have not experienced material increases in either the cost of supplies or operating expenses due to inflation. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation.

Segment Information

We follow Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 utilizes the “management” approach for determining reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. We maintain a decentralized approach to management of our local business operations. Decentralization of managerial decision-making enables our operating centers to respond promptly and effectively to local market demands and opportunities. We provide home health care equipment and services through 804 operating centers in 47 states. We view each operating center as a distinct part of a single “operating segment,” as each operating center generally provides the same products to customers. Management reporting and analysis occurs at an individual operating center level and senior management reviews statements of operation for each of our operating centers on a monthly basis. As a result, all of our operating centers are aggregated into one reportable segment.

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

As discussed herein (see “MEDICARE REIMBURSEMENT”), the President signed MMA into law on December 8, 2003. This legislation, among other things, provides expanded Medicare prescription drug coverage, modifies payments to Medicare providers and institutes administrative reforms intended to improve Medicare program operations. MMA includes sweeping changes that will impact a broad spectrum of health care industry participants, including physicians, pharmacies, manufacturers and pharmacy benefit managers, as well as other Medicare suppliers and providers, including Lincare.

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

MMA contains provisions that would reduce payment amounts, beginning in 2005, for oxygen equipment, standard wheelchairs (including standard power wheelchairs), nebulizers, diabetic supplies consisting of lancets and testing strips, hospital beds and air mattresses to the median prices paid under the Federal Employee Health Plan (“FEHP”). Reductions in payment rates for 2005 established by CMS for the non-oxygen items subject to the FEHP provisions range between 2% and 14% and are expected to reduce average reimbursement for these types of items provided by the Company by approximately 12%. The non-oxygen DME items subject to the 2005 Medicare price cuts accounted for approximately 2.5% of total revenues for the Company in 2004. MMA also freezes payment amounts for other covered DME items from 2004 to 2007.

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

On February 4, 2005, DMS published notice CMS-1299-N announcing a delay in the implementation of the 2005 Medicare oxygen payment rates. The notice states that CMS was informed by the OIG that it would need to collect additional information before the FEHP median prices for oxygen are finalized. Until such prices are established, Medicare claims for oxygen equipment furnished on or after January 1, 2005 will be paid based on the 2004 monthly payment amounts. CMS is expected to calculate and implement the lower 2005 payment amounts upon receipt of the additional information from the OIG. We can not determine the outcome of the 2005 Medicare oxygen payment rates nor the date on which the new payment amounts will become effective. Oxygen and oxygen equipment reimbursed by Medicare accounted for approximately 46% of total revenues for the Company in 2004. Such payment reductions, when implemented in 2005, could have a material adverse effect on our financial position and operating results.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED RESPIRATORY MEDICATIONS, AND RECENT LEGISLATION IMPOSES SIGNIFICANT REDUCTIONS IN MEDICARE REIMBURSEMENT FOR SUCH INHALATION DRUGS.

Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered Part B drugs, including inhalation drugs that we provide, had been limited to 95 percent of the published average wholesale price (“AWP”) for the drug. MMA establishes new payment limits and procedures for drugs reimbursed under Medicare Part B. Payments for inhalation drugs furnished during 2004 declined to 80 percent of the AWP in effect as of April 1, 2003, a reduction of approximately 15.8%. This reduction in Medicare payment rates for inhalation drugs reduced our revenues and operating income by approximately $54.2 million in 2004. Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries would be reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data to be provided by drug manufacturers under a specific formula described in MMA.

On November 3, 2004, CMS issued its final rule, CMS-1429-FC, which establishes a monthly dispensing fee of $57.00 per customer for inhalation drug therapy in addition to the ASP-based payment rate for the drugs dispensed. The rule also establishes an alternative dispensing fee of $80.00 per customer when dispensed in 90-day increments. Payment rates for inhalation drugs will be updated quarterly based on the manufacturer ASP calculated for the most recent calendar quarter for which data are available. Manufacturer ASP submissions are due to CMS not later than 30 days after the last day of each calendar quarter. Inhalation drug payment rates in the first quarter of 2005 will therefore be based on ASP data from the third quarter of 2004. ASP payment rates in effect for the first quarter of 2005 have been published by CMS and indicate substantially reduced payment rates for inhalation drugs. For example, the payment rates for the two most prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, would be reduced from $0.39 and $2.82 per milligram to $0.07 and $0.29, respectively, representing reductions of 82% to 90%. The combination of the new ASP payment rates for inhalation drugs established for the first quarter of 2005 and the monthly dispensing fee of $57.00 is expected to reduce total reimbursement for inhalation drug therapies provided by the Company by approximately 60%. Medicare-reimbursed inhalation drug therapies provided by the Company in 2004 accounted for approximately 23% of total revenues.

While Lincare continues to evaluate the impact of the final rule on its business, we expect to be able to continue to provide inhalation drugs to Medicare beneficiaries in 2005. The final rule states that CMS intends to revisit the payment amount for the dispensing fee during 2005 and proceed through notice and comment rulemaking in order to establish an appropriate dispensing fee for 2006. Lincare can not determine the outcome of any future rulemaking by CMS nor the impact that such rulemaking might have on our ability to continue to provide inhalation drugs beyond 2005. Such payment adjustments could have a material adverse effect on our financial position and operating results.

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

FUTURE REDUCTIONS IN REIMBURSEMENT RATES UNDER MEDICAID COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

Due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs, including funding for our equipment and services. These cuts have included, or may include, elimination or reduction of coverage for some or all of our equipment and services, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Approximately 5% of our customers are eligible for primary Medicaid benefits, and State Medicaid programs fund, approximately 10% of our payments from primary and secondary insurance benefits. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for our equipment and services which, in turn, could have a material adverse effect on our financial position and operating results.

FUTURE REDUCTIONS IN REIMBURSEMENT RATES FROM PRIVATE PAYORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Payors such as private insurance companies and employers are under pressure to increase profitability and reduce costs. In response, certain payors are limiting coverage or reducing reimbursement rates for the equipment and services we provide. Approximately 17% of our customers and approximately 26% of our primary and secondary payments are derived from private payors. Continued financial pressures on these entities could lead to further reimbursement reductions for our equipment and services that could have a material adverse effect on our financial condition and operating results.

WE DEPEND UPON REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR A SIGNIFICANT MAJORITY OF OUR REVENUES, AND IF WE FAIL TO MANAGE THE COMPLEX AND LENGTHY REIMBURSEMENT PROCESS, OUR BUSINESS AND OPERATING RESULTS COULD SUFFER.

We derive a significant majority of our revenues from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. In 2004, approximately 57% of our revenues were derived from Medicare, 26% from private insurance carriers, 10% from Medicaid and the balance directly from individual customers and commercial entities.

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

The implementation of an acquisition strategy entails certain risks, including inaccurate assessment of disclosed liabilities, the existence of undisclosed liabilities, entry into markets in which we may have limited or no experience, diversion of management’s attention and human resources from our underlying business, difficulties in integrating the operations of an acquired business or in realizing anticipated efficiencies and cost savings, failure to retain key management or operating personnel of the acquired business, and an increase in indebtedness and a limitation in the ability to access additional capital on favorable terms. The successful integration of an acquired business may be dependent on the size of the acquired business, condition of the customer billing records, and complexity of system conversions and execution of the integration plan by local management. If we do not successfully integrate the acquired business, the acquisition could fail to achieve its expected revenue contribution or there could be delays in the billing and collection of claims for services rendered to customers, which may have a material adverse effect on our financial position and operating results.

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

INCREASES IN OUR COSTS COULD ERODE OUR PROFIT MARGINS AND SUBSTANTIALLY REDUCE OUR NET INCOME AND CASH FLOWS.

Cost containment in the health care industry, fueled, in part, by federal and state government budgetary shortfalls, is likely to result in constant or decreasing reimbursement amounts for our equipment and services. As a result, we must control our operating cost levels, particularly labor and related costs, which account for approximately 44% of our operating costs and expenditures. We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage administrative and service employees. Since reimbursement rates are established by fee schedules mandated by Medicare, Medicaid and private payors, we are not able to offset the effects of general inflation in labor and related cost components, if any, through increases in prices for our equipment and services. Consequently, such cost increases could erode our profit margins and reduce our net income.

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

Market Risk Sensitive Instruments — Interest Rate Sensitivity

				(Assuming 10% Decrease in Interest Rates)
(dollars in thousands)	Face Amount	Carrying Amount	Fair Value	Hypothetical Change in Fair Value	Hypothetical Change in Annual Interest Expense
As of December 31, 2004:
Senior secured notes	$45,000	$45,000	$46,591	$116	$—
Convertible debt	275,000	275,000	295,625	2,234	—
Deferred obligations	23,230	23,230	23,230	—	—
Revolving bank credit facility	—	—	—	—	—
As of December 31, 2003:
Senior secured notes	$95,000	$95,000	$98,875	$117	$—
Convertible debt	275,000	275,000	277,750	2,993	—
Deferred obligations	16,753	16,753	16,753	—	—
Revolving bank credit facility	—	—	—	—	—

Item 8.	Financial Statements and Supplementary Data

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

Evaluation of Disclosure Controls and Procedures.

Lincare’s management, including Lincare’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15(b). Based on that evaluation, the CEO and CFO concluded that Lincare’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how routine.

Management’s Annual Report on Internal Control Over Financial Reporting

Lincare’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the underlying policies or procedures may deteriorate. Under the supervision and with the participation of management, including Lincare’s principal executive officer and principal financial officer, Lincare conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In conducting Lincare’s evaluation of the effectiveness of its internal control over financial reporting, Lincare has excluded the following acquisitions completed by Lincare in 2004: Respiratory Care Services, Inc., Empire Homecare Equipment, Bane Medical Services, Inc., Medical Resources of Kansas City, Inc., Respiratory Solutions, Inc., Plaza Respiratory & Oxygen Services, Inc. and Banner Health. Collectively, these acquisitions constituted less than 3.0% of total assets as of December 31, 2004 and less than 1.0% of total revenues and net earnings for the year then ended.

Based on Lincare’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lincare Holdings Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Lincare Holdings Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting excluded the internal controls of Respiratory Care Services, Inc., Empire Homecare Equipment, Bane Medical Services, Inc., Medical Resources of Kansas City, Inc., Respiratory Solutions, Inc., Plaza Respiratory & Oxygen Services, Inc. and Banner Health, which are included in the 2004 consolidated financial statements of the Company and constituted less than 3.0% of total assets as of December 31, 2004 and less than 1.0% of total revenues and net earnings for the year then ended. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the entities referred to above.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Tampa, Florida
March 16, 2005

Changes in Internal Control Over Financial Reporting.

There has been no change in Lincare’s internal control over financial reporting during the fourth fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Lincare’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

Information regarding the directors of the Company will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2005, under “Information Regarding the Board of Directors and Executive Officers,” and is herein incorporated by reference.

Audit Committee

The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additional information regarding the Audit Committee will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2005, under “Committees and Meetings of the Board of Directors” and “Audit Committee Report,” and is herein incorporated by reference.

Audit Committee Financial Expert

The Board of Directors has designated William F. Miller, III as the Audit Committee “Financial Expert” as defined by Item 401(h) of Regulation S-K of the Exchange Act and has determined that he is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2005, under “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and is herein incorporated by reference.

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to its directors and officers (including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as its employees. Copies of the Company’s code of ethics are available without charge upon written request directed to Corporate Secretary, Lincare Holdings Inc., 19387 U.S. 19 North, Clearwater, Florida 33764.

Item 11.	Executive Compensation

Information regarding executive compensation will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2005, under “Executive Compensation,” and is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2005, under “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans,” and is herein incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2005, under “Audit Committee Report” and “Information Regarding the Independent Auditors of the Company,” and is herein incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)  (1) The following consolidated financial statements of Lincare Holdings Inc. and subsidiaries are filed as part of this Form 10-K starting at page F-1:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2004 and 2003

Consolidated Statements of Operations — Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows — Years ended December 31, 2004, 2003 and 2002

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
Furnished October 18, 2004: Announcement of the financial results for the quarter ended September 30, 2004.
Filed November 18, 2004: Announcement of the execution of new five-year Executive employment contracts.
Filed December 16, 2004: Announcement of entry into a Material Definitive Agreement and repurchase of up to $250 million of the Company’s common stock.
Filed February 7, 2005: Announcement of the financial results for the year ended December 31, 2004 and update on Other Events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed effective March 16, 2005 on its behalf by the undersigned, thereunto duly authorized.

LINCARE HOLDINGS INC.

/s/ PAUL G. GABOS

Paul G. Gabos
Secretary, Chief Financial and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Position	Date
/s/ JOHN P. BYRNES John P. Byrnes	Director, Chief Executive Officer and Principal Executive Officer	March 16, 2005

/s/ PAUL G. GABOS Paul G. Gabos	Secretary, Chief Financial and Principal Accounting Officer	March 16, 2005

* Chester B. Black	Director	March 16, 2005

* Frank T. Cary	Director	March 16, 2005

* William F. Miller, III	Director	March 16, 2005

* Frank D. Byrne, M.D.	Director	March 16, 2005

* Stuart H. Altman, Ph.D.	Director	March 16, 2005

*By:	/s/ JOHN P. BYRNES Attorney in fact

[This Page Intentionally Left Blank.]

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lincare Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Lincare Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. We have also audited the financial statement schedule on page S-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

Tampa, Florida
March 16, 2005

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003
	(Dollars in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$225,789	$9,815
Restricted cash	2,365	7,909
Accounts receivable, net (note 2)	137,891	151,194
Income taxes receivable	4,106	11,117
Inventories	2,354	2,503
Prepaid and other current assets	5,350	4,552
Total current assets	377,855	187,090
Property and equipment (note 3)	678,377	622,274
Accumulated depreciation	(382,686)	(334,150)
Net property and equipment	295,691	288,124
Other assets:
Goodwill	1,035,865	941,937
Covenants not-to-compete, less accumulated amortization of $18,134 in 2004 and $16,597 in 2003	3,292	4,224
Other	8,361	10,285
Total other assets	1,047,518	956,446
Total assets	$1,721,064	$1,431,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations (note 5)	$67,937	$65,936
Accounts payable	26,786	35,033
Accrued expenses:
Compensation and benefits	20,639	30,415
Liability insurance	12,516	8,891
Other current liabilities	4,537	6,882
Total current liabilities	132,415	147,157
Long-term obligations, excluding current installments (note 5)	275,293	320,817
Deferred income taxes (note 6)	146,327	114,689
Minority interest	704	750
Total liabilities	554,739	583,413
Stockholders’ equity (notes 5, 6, 7, and 8):
Common stock, $.01 par value. Authorized 200,000,000 shares; issued: 125,033,264 in 2004, 122,842,964 in 2003	1,250	1,229
Additional paid-in capital	278,884	229,111
Unearned compensation	(6,184)	—
Retained earnings	1,415,604	1,142,176
Less treasury stock, at cost: 23,791,737 shares in 2004 and 23,830,798 shares in 2003	(523,229)	(524,269)
Total stockholders’ equity	1,166,325	848,247
Commitments and contingencies (notes 4, 5 and 12)	—	—
Total liabilities and stockholders’ equity	$1,721,064	$1,431,660

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In thousands, except per share data)
Net revenues (note 9)	$1,268,531	$1,147,356	$960,904
Costs and expenses:
Cost of goods and services	184,398	171,658	144,525
Operating expenses	264,447	253,341	215,724
Selling, general and administrative expenses	257,019	239,656	201,468
Bad debt expense	19,028	17,210	14,414
Depreciation expense	86,615	75,007	63,299
Amortization expense	1,537	1,587	1,664
	813,044	758,459	641,094
Operating income	455,487	388,897	319,810
Other income (expenses):
Interest income	2,151	226	164
Interest expense	(17,055)	(17,431)	(14,165)
Net loss on disposal of property and equipment	(180)	(428)	(147)
	(15,084)	(17,633)	(14,148)
Income before income taxes	440,403	371,264	305,662
Income tax expense (note 6)	166,975	139,153	115,234
Net income	$273,428	$232,111	$190,428
Income per common share (note 10):
Basic	$2.74	$2.28	$1.78
Diluted	$2.60	$2.19	$1.73
Weighted average number of common shares outstanding	99,681	101,671	106,942
Weighted average number of common shares and common share equivalents outstanding	107,223	107,414	109,770

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003 and 2002

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	(In thousands)
Balances at December 31, 2001	121,039	$1,210	$194,164	$—	$719,637	$(176,053)	$738,958
Exercise of stock options (note 8)	676	7	7,260	—	—	—	7,267
Tax benefit for exercise of employee stock options (notes 6 and 8)	—	—	5,101	—	—	—	5,101
Net income	—	—	—	—	190,428	—	190,428
Treasury stock issued	—	—	—	—	—	1,035	1,035
Treasury stock acquired	—	—	—	—	—	(86,499)	(86,499)
Balances at December 31, 2002	121,715	1,217	206,525	—	910,065	(261,517)	856,290
Exercise of stock options (note 8)	1,127	12	13,459	—	—	—	13,471
Tax benefit for exercise of employee stock options (notes 6 and 8)	—	—	9,127	—	—	—	9,127
Net income	—	—	—	—	232,111	—	232,111
Treasury stock issued	—	—	—	—	—	1,227	1,227
Treasury stock acquired	—	—	—	—	—	(263,979)	(263,979)
Balances at December 31, 2003	122,842	1,229	229,111	—	1,142,176	(524,269)	848,247
Exercise of stock options (note 8)	1,931	20	25,816	—	—	—	25,836
Issuance of restricted stock	260	1	8,246	(8,247)	—	—	—
Vesting of restricted stock	—	—	—	2,063	—	—	2,063
Tax benefit for exercise of employee stock options (notes 6 and 8)	—	—	15,711	—	—	—	15,711
Net income	—	—	—	—	273,428	—	273,428
Treasury stock issued	—	—	—	—	—	1,040	1,040
Balances at December 31, 2004	125,033	$1,250	$278,884	$(6,184)	$1,415,604	$(523,229)	$1,166,325

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$273,428	$232,111	$190,428
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	19,028	17,210	14,414
Depreciation expense	86,615	75,007	63,299
Net loss on disposal of property and equipment	180	428	147
Amortization expense	1,537	1,587	1,664
Amortization of debt issuance costs	419	784	807
Vesting of restricted stock	2,063	—	—
Deferred income taxes	35,095	39,315	31,807
Minority interest in net earnings of subsidiary	79	89	96
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts receivable	(3,613)	(19,488)	(10,948)
Decrease in inventories	264	1,133	19
(Increase) decrease in prepaid and other assets	(798)	(121)	1,308
Increase (decrease) in accounts payable	(8,517)	8,071	(2,984)
Increase (decrease) in accrued expenses	(9,218)	15,020	(480)
Increase (decrease) in income taxes payable	22,722	(175)	(1,935)
Net cash provided by operating activities	419,284	370,971	287,642
Cash flows from investing activities:
Proceeds from sale of property and equipment	146	6,260	244
Capital expenditures	(89,673)	(127,835)	(82,928)
Business acquisitions, net of cash acquired (note 11)	(83,022)	(133,937)	(94,703)
Cash restricted for future payments	(582)	(11,469)	—
Net cash used by investing activities	(173,131)	(266,981)	(177,387)
Cash flows from financing activities:
Proceeds from issuance of debt	292	570,471	177,535
Payments of principal on debt	(57,222)	(410,241)	(206,142)
Decrease in minority interest	(125)	(86)	(97)
Payments of debt issuance costs	—	(6,619)	(1,773)
Proceeds from issuance of common stock	25,836	13,471	7,267
Proceeds from issuance of treasury stock	1,040	1,227	1,035
Payments to acquire treasury stock	—	(263,979)	(86,499)
Net cash used by financing activities	(30,179)	(95,756)	(108,674)
Net increase in cash and cash equivalents	215,974	8,234	1,581
Cash and cash equivalents, beginning of period	9,815	1,581	—
Cash and cash equivalents, end of period	$225,789	$9,815	$1,581
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,732	$17,419	$15,241
Cash paid for income taxes	$114,030	$98,981	$86,887

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

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

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

(c)	Principles of Consolidation

The consolidated financial statements include the accounts of Lincare Holdings Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

(d)	Revenue Recognition

The Company’s revenues are recognized on an accrual basis in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payors. The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. If the payment amount received differs from the net realizable amount, an adjustment to revenue is made to the net realizable amount in the period that these payment differences are determined. The Company reports revenues in its financial statements net of such estimated adjustments.

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products are delivered. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review by either the Company or a third-party intermediary. Included in accounts receivable are earned but unbilled accounts receivables from earned revenues. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of equipment and supplies to customers, the Company performs certain certification and

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

(1)    Description of Business and Summary of Significant Accounting Policies (Continued)

approval procedures to ensure collection is probable. Once the items are delivered, unbilled accounts receivable are recorded at net realizable amounts expected to be paid by customers and third-party payors. Billing delays, ranging from several days to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources as well as interim transactions occurring between cycle billing dates established for each customer within the billing system, and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event the third party payor does not accept the claim, the customer is ultimately responsible. Amounts due from customers which are determined to be uncollectable are recognized as bad debt expense.

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

(f)	Restricted Cash

Restricted cash was held in an interest-bearing investment account for the purposes of complying with and performing certain contractual payment obligations in connection with the May 2, 2003, purchase of health care related assets of Healthcare Solutions, Inc.

(g)	Financial Instruments

The Company believes the book value of its cash equivalents, accounts receivable, income taxes receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature. The book value of the Company’s revolving credit agreement and deferred acquisition obligations approximate their fair value as the applicable interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company. The fair value of the Company’s Senior Secured Notes is estimated based on the discounted value of the future cash flows expected to be paid over the maturity period of the notes. The estimated fair value of the senior secured notes at December 31, 2004 and 2003 was $46,591,000 and $98,875,000, respectively. The fair value of the Company’s 3.0% Convertible Senior Debentures due June 15, 2033, is estimated based on several standard market variables including the Company’s stock price, yield to put/call through conversion and yield to maturity. The estimated fair value of the debentures at December 31, 2004 and 2003 was $295,625,000 and $277,750,000, respectively.

(h)	Inventories

Inventories, consisting of equipment, supplies and replacement parts, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. Inventories are charged to cost of goods and services in the period in which products and related services are provided.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

(1)    Description of Business and Summary of Significant Accounting Policies (Continued)

(i)	Property and Equipment

Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as set forth in the table below.

Building and improvements	5 to 40 years
Equipment and furniture	2 to 20 years

Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or estimated useful life of the asset. Amortization of leasehold improvements is included with depreciation expense.

(j)	Goodwill and Covenants Not-to-Compete

Goodwill results from the excess of cost over identifiable net assets of acquired businesses. Covenants not-to-compete are amortized on a straight-line basis over the life of the respective covenants, or one to five years.

On January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment may exist. As of the adoption date, amortization of outstanding goodwill and other indefinite-lived intangible assets ceased. As required by SFAS 142, the Company performs impairment tests annually. The Company has determined that it has one reporting unit under SFAS 142. The estimate of the fair value of the reporting unit is based on the fair value of the Company’s outstanding common stock and exceeds the book value of the goodwill at December 31, 2004.

(k)    Other Assets

Other assets principally include capitalized costs of borrowing which are being amortized over the term of the respective debt.

(l)	Impairment or Disposal of Long-Lived Assets

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. In accordance with Statement 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(m)	Income Taxes

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

(1)    Description of Business and Summary of Significant Accounting Policies (Continued)

(n)	Advertising Costs

Advertising costs are charged to expense as incurred.

(o)	Cost of Goods and Services

Cost of goods and services includes the cost of equipment (excluding depreciation), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory pharmacy operations. These costs include an estimate of customer service, distribution and administrative costs relating to the respiratory pharmacy operations amounting to approximately $48.7 million, $41.6 million and $33.6 million in 2004, 2003 and 2002, respectively.

(p)	Employee Benefit Plans

The Company has a defined contribution plan covering substantially all employees subject to specific plan requirements. The Company also sponsors an employee stock purchase plan that enables eligible employees to purchase shares of the Company’s common stock at the lower of 85 percent of the fair market value of the Company’s stock price on: (i) the last day of the offering period; or (ii) the last day of the prior offering period. Employees may elect to have up to 10% of their base salary withheld on an after-tax basis. Under the employee stock purchase plan, 1.2 million shares have been authorized for issuance. To date, 348,956 shares have been issued under this authorization. During 2004, the Company issued 39,061 shares at an average price of $26.63; during 2003, the Company issued 47,989 shares at an average price of $25.55; and during 2002, the Company issued 39,458 shares at an average price of $23.69 per share. See Note 8 to the Consolidated Financial Statements for pro forma results assuming compensation expense had been recognized based on fair value as of the grant dates as prescribed by SFAS123.

(q)	Stock Plans

The Company issues stock options and other stock-based awards to key employees and directors under stock-based compensation plans. The Company accounts for its stock-based compensation under APB 25, using the intrinsic-value method. The Company’s stock-based compensation is described more fully in Note 8 to the Consolidated Financial Statements.

Under the 2004 Stock Plan, certain key employees may be granted restricted stock at nominal cost to them. Restricted stock is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company’s common stock. Such value will be recognized as compensation expense ratably over the corresponding employee’s specified service period. Restricted stock vests upon fulfillment of specified performance and service-based conditions. On July 1, 2004, the Company granted 260,000 shares of restricted stock to certain key employees and $2,063,000 was recognized as compensation expense for the year ended December 31, 2004.

(r)	Segment Information

The Company follows Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 utilizes the “management” approach for determining reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company maintains a decentralized approach to management of its local business operations. Decentralization of managerial decision-making enables the Company’s operating centers to respond promptly and effectively to local market demands and opportunities. The Company provides home health care equipment and services through 804 operating centers in 47 states. The Company views each operating center as a distinct part of a single “operating segment,” as each operating center provides essentially the same products to customers. Management reporting and analysis occurs at an individual operating center level

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

(1)    Description of Business and Summary of Significant Accounting Policies (Continued)

and senior management reviews statements of operation for each of the Company’s operating centers on a monthly basis. As a result, all of the Company’s operating centers are aggregated into one reportable segment.

(s)	New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment”. SFAS No. 123(R) revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the Company’s first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of this standard on its future results of operations and financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share” (EITF 04-8). EITF 04-8 requires contingently convertible securities to be included in the diluted earnings per share calculation, if dilutive, regardless of whether the contingency has been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004 and requires prior periods to be restated for comparative purposes. With the adoption of EITF 04-8 the Company has included our $275 million 3.00% Senior Convertible Debentures due 2033, which were issued in June 2003, in the calculation of diluted earnings per share. In accordance with the provisions of EITF 04-8 the Company has restated the 2003 diluted earnings per share amounts presented in its consolidated financial statements for comparative purposes (See Note 10).

In April 2004, the FASB issued FASB Staff Position (FSP) No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” (FSP 129-1). FSP 129-1 requires disclosure of the significant terms or conditions under which contingently convertible securities are convertible. The required disclosures are reflected in the notes to the consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries. FIN 46R was effective for periods ending after December 15, 2003 for public companies. As of December 31, 2004 and 2003, the Company had no variable interest entities requiring consolidation under FIN 46R.

(t)	Contingencies

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

(1)    Description of Business and Summary of Significant Accounting Policies (Continued)

(u)	Concentration of Credit Risk

The Company’s revenues are generated through locations in 47 states. The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 67% of net revenues in 2004, 2003 and 2002.

(2)	Accounts Receivable

Accounts receivable at December 31, 2004 and 2003 consist of:

	2004	2003
	(In thousands)
Trade Accounts Receivable	$153,359	$173,817
Less allowance for uncollectible accounts	(15,468)	(22,623)
	$137,891	$151,194

(3)	Property and Equipment

Property and equipment at December 31, 2004 and 2003 consist of:

	2004	2003
	(In thousands)
Land and improvements	$3,072	$3,072
Building and improvements	19,537	19,198
Equipment and furniture	655,768	600,004
	$678,377	$622,274

Rental equipment of approximately $524.8 million in 2004 and $476.5 million in 2003 is included with equipment and furniture.

(4)	Leases

The Company has a computer operating system classified as a capital lease at December 31, 2004. The amount applicable to these assets and included in equipment and furniture is:

	2004	2003
	(In thousands)
Equipment and furniture	$4,108	$4,108
Less accumulated depreciation	(1,300)	(433)
	$2,808	$3,675

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

(4)    Leases (Continued)

The Company has noncancelable lease obligations, primarily for buildings, office equipment and vehicles, that expire over the next six years and that provide for renewal options. Operating lease expense was approximately $39.6 million in 2004, $36.9 million in 2003 and $34.1 million in 2002. Future minimum lease payments under capital leases and noncancelable operating leases as of December 31, 2004, are as follows:

	Capital leases	Operating leases
	(In thousands)
2005	$280	$30,167
2006	—	19,575
2007	—	11,789
2008	—	4,757
2009	—	1,214
Thereafter	—	45
Total minimum lease payments	$280	$67,547

(5)	Long-Term Obligations

Long-term obligations at December 31, 2004 and 2003 consist of:

	2004	2003
	(In thousands)
Senior secured notes bearing fixed interest at 9.11% on $45,000,000 due September 2005 and 9.01% on $50,000,000 due and paid September 2004 and unamortized gain from termination of interest rate swap agreement	$45,093	$95,284
Convertible debt to mature in 2033, bearing fixed interest of 3.0%, with a callable option in 2008	275,000	275,000
Capital lease obligations due 2005	280	2,226
Unsecured, deferred acquisition obligations net of imputed interest, payable in various installments through 2005	22,857	14,243
Total long-term obligations	343,230	386,753
Less: current installments	67,937	65,936
Long-term debt, excluding current installments	$275,293	$320,817

The Company’s current revolving credit agreement with several lenders and Bank of America N.A. as agent, dated April 25, 2002, as amended, permits the Company to borrow amounts up to $200.0 million on a five-year revolving credit facility. The five-year revolving credit facility contains a $20.0 million letter of credit sub-facility which reduces the principal amount available under the five-year revolving credit facility by the amount of outstanding letters of credit. As of December 31, 2004, $14.0 million was outstanding under the letter of credit sub-facility. The revolving credit agreement has a termination date of April 24, 2007. Upon entering into the revolving credit agreement, an origination fee of $1.7 million was paid and is being amortized over five years. (Any remaining portion of the previous amendment fees were recalculated to be amortized over the new five-year time period.) Commitment fees on the unused portion of the facility (.300% at December 31, 2004) are based upon the Company’s consolidated leverage ratio for the most recent four fiscal quarters. Interest accrued on the outstanding principal balance that is not termed for repayment is payable monthly. The revolving credit agreement contains several financial and other covenants and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

(5)    Long-Term Obligations (Continued)

The Company’s $60.0 million 364-day revolving credit agreement expired on August 22, 2000 and was replaced on September 6, 2000 by $125.0 million of senior secured notes offered through a private placement. The senior secured notes have a fixed interest rate and mature over three, four and five years: $30.0 million at 8.91% that was paid September 15, 2003, $50.0 million at 9.01% that was paid September 15, 2004 and $45.0 million at 9.11% due September 15, 2005. Upon entering into the senior secured note agreement, a placement fee of $0.9 million was paid and is being amortized over the periods of the notes. The senior secured notes contain several financial and other covenants and are secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. On September 6, 2000, the Company entered into an interest rate swap agreement whereby the interest rate on its $125.0 million of senior secured notes were effectively converted to variable interest rates. On December 14, 2000, the Company terminated the interest rate swap agreement prior to its maturity at a realized gain of $3.0 million. The gain was deferred and is being recognized over the maturity periods of the senior secured notes. The remaining unamortized gain from the termination of the interest rate swap agreement was $93,000 at December 31, 2004.

On June 11, 2003, the Company completed the sale of $250.0 million aggregate principal amount of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) in a private placement. The Debentures are convertible into shares of Lincare common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. This is equivalent to a conversion price of approximately $53.33 per share of common stock. On June 23, 2003, the Company sold an additional $25.0 million principal amount of Debentures pursuant to the exercise in full of an over-allotment option granted to the initial purchasers of the Debentures. The Debentures are convertible into common stock in any calendar quarter if, among other circumstances, the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the applicable conversion price per share ($64.00 per share) of Lincare common stock on such last trading day. Interest on the Debentures is payable at the rate of 3.0% per annum on June 15 and December 15 of each year. The Debentures are senior unsecured obligations and will mature on June 15, 2033. The Debentures are redeemable by the Company on or after June 15, 2008, and may be put to the Company for repurchase on June 15, 2008, 2010, 2013, or 2018.

Maturities of long-term obligations are $67,937,000 in 2005, $293,000 in 2006 and $275,000,000 thereafter.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

(6)	Income Taxes

The tax effects of temporary differences that account for significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003
	(In thousands)
Deferred tax assets:
Accrued expenses, principally due to deferral for income tax reporting purposes	$—	$(1,920)
Intangible assets and covenants not to compete, principally due to differences in amortization	(13,014)	(13,818)
Total gross deferred tax assets	(13,014)	(15,738)
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	61,232	55,063
Goodwill, principally due to differences in amortization	83,413	64,602
Other	12,418	8,843
Total gross deferred tax liabilities	157,063	128,508
Net deferred tax liability	$144,049	$112,770

There is no valuation allowance for deferred tax assets. The Company expects that the results of future operations will generate sufficient taxable income to allow for the utilization of deferred tax assets.

Income tax expense attributable to operations consists of:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Current:
Federal	$122,029	$93,912	$79,211
State	10,209	4,893	6,079
Total current	132,238	98,805	85,290
Deferred:
Federal	27,060	34,224	27,771
State	7,677	6,124	2,173
Total deferred	34,737	40,348	29,944
Total income tax expense	$166,975	$139,153	$115,234
Total income tax expense allocation:
Income from operations	$166,975	$139,153	$115,234
Tax benefit for exercise of employee stock options	(15,711)	(9,127)	(5,101)
	$151,264	$130,026	$110,133

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

(6)    Income Taxes (Continued)

Total income tax expense differs from the amounts computed by applying a U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Computed “expected” tax expense	$154,141	$129,942	$106,982
State income taxes, net of federal income tax benefit	11,626	7,161	5,364
Other	1,208	2,050	2,888
Total income tax expense	$166,975	$139,153	$115,234

(7)	Stockholders’ Equity

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

(8)	Stock Plans

The Company has eight stock option plans that provide for the grant of options and other stock-based awards to directors, officers and employees. To date, stock options have been granted with an exercise price equal to the stock’s fair value at the date of grant. Stock options generally have eight year terms and generally vest over two to four years.

The Company has reserved a total of 11.9 million shares of common stock for issuance under its Non-Qualified Stock Option Plan (the “Plan”). At December 31, 2004, there were no options outstanding and no options available for issuance under the Plan. The Company has reserved a total of 6.4 million shares of common stock for issuance under its 1991 Stock Plan (the “1991 Plan”). At December 31, 2004, there were options for 13,000 shares outstanding and no options available for issuance under the 1991 Plan. The Company has reserved a total of 2.0 million shares of common stock for issuance under its 1994 Stock Plan (the “1994 Plan”). At December 31, 2004, there were options for .2 million shares outstanding and no options available for issuance under the 1994 Plan. The Company has reserved a total of 4.0 million shares of common stock for issuance under its 1996 Stock Plan (the “1996 Plan”). At December 31, 2004, there were options for 1.1 million shares outstanding and no options available for issue under the 1996 Plan. The Company has reserved a total of 3.0 million shares of common stock for issuance under its 1998 stock plan (the “1998 Plan”). At December 31, 2004, there were options for 1.7 million shares outstanding and 64,000 shares available for issuance under the 1998 Plan. The Company has reserved a total of 2.0 million shares of common stock for issuance under the 2000 Stock Plan (the “2000 Plan”). At December 31, 2004, there were options for 1.1 million shares outstanding and options for 46,500 shares available for issuance under the 2000 Plan. The Company has reserved a total of 6.5 million shares of common stock for issuance under the 2001 Stock Plan (the “2001 Plan”). At December 31, 2004, there were options for 5.1 million shares outstanding and options for 1.0 million shares available for issuance under the 2001 Plan. The Company has reserved a total of 4.0 million shares of common stock for issuance under the 2004 Stock Plan (the “2004 Plan”). At December 31 2004, there were options for 0.9 million shares outstanding and options for 3.1 million shares available for issuance under the 2004 Plan.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

(8)    Stock Plans (Continued)

The per share weighted average fair value of stock options granted during 2004, 2003 and 2002 was $12.75, $13.28 and $17.56 on the date of grant using the Black Scholes multiple option pricing model with the following weighted average assumptions: 2004 — expected dividend yield 0%, risk-free interest rate of 2.8%, expected life of 3 years, and volatility of 55.3%; 2003 — expected dividend yield 0%, risk-free interest rate of 2.0%, expected life of 4 years, and volatility of 57.7%; 2002 — expected dividend yield 0%, risk-free interest rate of 2.8%, expected life of 8 years, and volatility of 58.8%.

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

	2004	2003	2002
	(In thousands, except per share data)
Net income:
As reported	$273,428	$232,111	$190,428
Add: Stock-based employee compensation expense included in income, net of related tax effects	1,275	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(14,208)	(17,083)	(18,878)
Pro forma	$260,495	$215,028	$171,550
Income per common share:
Basic — as reported	$2.74	$2.28	$1.78
Diluted — as reported (1)	$2.60	$2.19	$1.73
Basic — pro forma	$2.61	$2.11	$1.60
Diluted — pro forma (1)	$2.43	$2.00	$1.56

(1)	Figures in 2004 reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF Issue No. 04-8, effective for reporting periods ending after December 15, 2004. Figures in 2003 have been restated for comparative purposes in accordance with the requirements of EITF 04-8. Restatement of periods prior to 2003 was not necessary since no applicable convertible securities were outstanding in those periods.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

(8)    Stock Plans (Continued)

Information related to the plans is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2001	9,961,350	$16.31
Exercised in 2002	(675,650)	10.88
Canceled in 2002	(253,000)	16.62
Options issued in 2002	1,332,000	27.87
Outstanding at December 31, 2002	10,364,700	18.16
Exercised in 2003	(1,127,100)	11.84
Canceled in 2003	(40,150)	26.57
Options issued in 2003	1,890,000	30.90
Outstanding at December 31, 2003	11,087,450	20.94
Exercised in 2004	(1,930,500)	13.63
Canceled in 2004	(67,850)	27.97
Options issued in 2004	889,000	31.72
Outstanding at December 31, 2004	9,978,100	$23.26

The following table summarizes information about stock options outstanding under the plans at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 6.25 – $12.25	1,199,000	2.4 years	$10.41	1,199,000	$10.41
$12.31 – $17.81	2,159,450	3.0 years	14.94	2,159,450	14.94
$22.06 – $32.00	6,619,650	5.4 years	28.31	4,332,953	27.25
$ 6.25 – $32.00	9,978,100	4.5 years	23.26	7,691,403	21.17

At December 31, 2004, the number of options exercisable was 7.7 million, and the weighted average exercise price of those options was $21.17. All of the securities to be issued upon exercise of outstanding options were the result of options granted under equity compensation plans approved by the Company’s stockholders.

In connection with the exercise of certain stock options, the Company receives a tax deduction for the difference between the fair value of the common stock at the date of exercise and the exercise price. The related income tax benefit of approximately $15.7 million in 2004, $9.1 million in 2003 and $5.1 million in 2002 has been recorded as a reduction of income taxes payable and an increase to additional paid-in capital.

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

Included in the Company’s net revenues is reimbursement from the federal government under Medicare, Medicaid and other federally funded programs, which aggregated approximately 67% of net revenues in each of years 2004, 2003 and 2002.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

(9)    Net Revenues (Continued)

The following table sets forth a summary of the Company’s net revenues by product category:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Oxygen and other respiratory therapy	$1,156,676	$1,041,983	$868,561
Home medical equipment and other	111,855	105,373	92,343
Total	$1,268,531	$1,147,356	$960,904

(10)	Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in earnings, including stock options. When the exercise of stock options is anti-dilutive, they are excluded from the calculation. There were no anti-dilutive stock options excluded from the calculation for the years ended December 31, 2004, 2003 and 2002.

In October 2004, the Emerging Issues Task Force (“EITF”) ratified the consensus on EITF Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” that the impact of contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price conversion condition has been met. This provision is effective for reporting periods ending after December 15, 2004 with the requirement to restate all prior period earnings per share amounts to conform to the provisions of the final EITF.

A reconciliation of the numerators and the denominators of the basic and diluted income per common share computations is as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Numerator:
Basic — Income available to common stockholders	$273,428	$232,111	$190,428
Adjustment for assumed dilution:
Interest on convertible debt, net of tax	5,124	2,847	—
Diluted — Income available to common stockholders and holders of dilutive securities	$278,552	$234,958	$190,428
Denominator:
Weighted average shares	99,681	101,671	106,942
Effect of dilutive securities:
Stock options	2,385	2,894	2,828
Convertible debt	5,157	2,849	—
Adjusted weighted average shares	107,223	107,414	109,770
Per share amount:
Basic	$2.74	$2.28	$1.78
Diluted (1)	$2.60	$2.19	$1.73

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

(10)    Income Per Common Share (Continued)

(1)	Figures in 2004 reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF No. 04-8, effective for reporting periods ending after December 15, 2004. Figures in 2003 have been restated for comparative purposes in accordance with the requirements of EITF No. 04-8. Restatement of periods prior to 2003 was not necessary since no applicable convertible securities were outstanding in those periods.

(11)	Business Combinations

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

During 2004, the Company acquired certain assets of 26 businesses in separate transactions and purchased the remaining equity interest in two companies in which we had previously acquired partial ownership. During 2003, the Company acquired certain assets of 13 businesses and interests in three joint ventures. Consideration for the acquisitions generally included cash, unsecured non-interest bearing obligations and the assumption of certain liabilities.

Each acquisition during 2004 and 2003 was accounted for as a purchase. The results of operations of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition. Each of the acquired companies conducted operations similar to that of the Company. Pending receipt of additional valuation information, amounts preliminarily allocated to goodwill, other intangible assets and patient service equipment were $96,535,000, $330,000 and $4,835,000, respectively in 2004. Amounts allocated in 2003 included $141,421,000 to goodwill, $465,000 to other intangible assets, $6,474,000 to patient service equipment and $1,149,000 to other assets. These allocations are inclusive of amounts not yet paid.

The aggregate cost of the acquisitions described above was as follows:

	2004	2003
	(In thousands)
Cash	$83,022	$133,937
Deferred acquisition obligations	20,012	19,607
Assumption of liabilities	1,103	465
	$104,137	$154,009

The aggregate purchase price of the acquisitions described above was allocated as follows:

	2004	2003
	(In thousands)
Current assets	$2,437	$4,500
Property and equipment	4,835	6,474
Intangible assets	330	465
Goodwill	96,535	141,421
Other Assets	—	1,149
	$104,137	$154,009

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company adopted SFAS No. 141 on July 1, 2001 and adopted SFAS No. 142 in the first quarter of 2002 (see previous discussion in note (1)(j)).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

(11)    Business Combinations (Continued)

The following unaudited pro forma supplemental information on the results of operations for the years ended December 31, 2004 and 2003 includes the 2004 acquisitions as if they had been combined at the beginning of 2003.

	2004	2003
	(In thousands, except per share data)
Net revenues	$1,297,436	$1,196,514
Net income	$284,891	$245,740
Basic — income per common share	$2.81	$2.39
Diluted — income per common share	$2.66	$2.29

This unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of 2003 or of future results of operations of the combined companies.

(12)	Contingencies

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

From time to time, the Company receives inquiries from various government agencies requesting customer records and other documents. It has been the Company’s policy to cooperate with all such requests for information. There are several pending government inquiries, but the government has not instituted any proceedings or served us with any complaints as a result of these inquiries. However, the Company can give no assurances as to the duration or outcome of these inquiries.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, 2003 and 2002

(13)	Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial results for the years ended December 31, 2004 and 2003:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2004:
Net revenues	$306,871	$315,409	$322,010	$324,241
Operating income	$105,413	$112,256	$116,708	$121,110
Net income	$62,933	$67,379	$70,408	$72,708
Income per common share:
Basic	$0.64	$0.68	$0.71	$0.72
Diluted	$0.60	$0.64	$0.67	$0.68
2003:
Net revenues	$265,173	$283,132	$296,268	$302,783
Operating income	$88,005	$94,779	$101,715	$104,398
Net income	$52,922	$56,810	$60,423	$61,956
Income per common share:
Basic	$0.50	$0.55	$0.61	$0.63
Diluted	$0.49	$0.53	$0.57	$0.59

[This Page Intentionally Left Blank.]

SCHEDULE

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
Year Ended December 31, 2004
Deducted from asset accounts:
Allowance for uncollectible accounts	$22,623	$19,028	$(2,142)	(1)	$24,041	(2)	$15,468
Year Ended December 31, 2003
Deducted from asset accounts:
Allowance for uncollectible accounts	$11,324	$17,210	$12,146	(1)	$18,057	(2)	$22,623
Year Ended December 31, 2002
Deducted from asset accounts:
Allowance for uncollectible accounts	$7,444	$14,414	$6,911	(1)	$17,445	(2)	$11,324

(1)	To record allowance on business combinations.

(2)	To record write-offs, net of recoveries.

INDEX OF EXHIBITS

Exhibit Number	Exhibit
3.10(C)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.
3.11(C)	Certificate of Amendment to the Amended and Restated
Certificate of Incorporation of Lincare Holdings Inc.
3.20(H)	Amended and Restated By-Laws of Lincare Holdings Inc.
4.1(I)	Lincare Holdings Inc. Indenture dated as of June 11, 2003
4.2(I)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003
10.20(A)	Non-Qualified Stock Option Plan of Registrant
10.21(A)	Lincare Holdings Inc. 1991 Stock Plan
10.22(E)	Lincare Holdings Inc. 1994 Stock Plan
10.23(E)	Lincare Holdings Inc. 1996 Stock Plan
10.24(E)	Lincare Holdings Inc. 1998 Stock Plan
10.25(E)	Lincare Holdings Inc. 2000 Stock Plan
10.27(J)	Amended Lincare Holdings Inc. 2001 Stock Plan
10.28(K)	Lincare Holdings Inc. 2004 Stock Plan
10.30(G)	Lincare Inc. 401(k) Plan
10.31(B)	Employee Stock Purchase Plan
10.34(L)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and John P. Byrnes
10.35(L)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and Paul G. Gabos
10.36(L)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and Shawn S. Schabel
10.37(L)	Restricted Stock Agreement between Lincare Holdings Inc. and John P. Byrnes
10.38(L)	Restricted Stock Agreement between Lincare Holdings Inc. and Paul G. Gabos
10.39(L)	Restricted Stock Agreement between Lincare Holdings Inc. and Shawn S. Schabel
10.40(F)	Form of Executive Employment Agreement dated December 15, 2001
10.41(M)	Executive Employment Agreements dated November 15, 2004
10.50(B)	Form of Non-employment Director Stock Option Agreement
10.51(B)	Form of Non-qualified Stock Option Agreement
10.60(G)	Amended and Restated Credit Agreement dated as of April 25, 2002
10.63(J)	First Amendment to Amended and Restated Credit Agreement dated June 4, 2003
10.64(N)	Second Amendment to Amended and Restated Credit Agreement dated December 10, 2004
10.65	First Supplemental Indenture between Lincare Holdings and U.S. Bank Trust National Association dated December 17, 2004
10.70(D)	Senior Secured Note Purchase Agreement among Lincare Holdings Inc., as Borrower, and several note holders with Bank of America, N.A., as Agent
10.71(D)	Form of Series A Note
10.72(D)	Form of Series B Note
10.73(D)	Form of Series C Note
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries of Lincare Holdings Inc.

Exhibit Number	Exhibit
24.1	Special Powers of Attorney
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

A	Incorporated by reference to the Corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-44672).

B	Incorporated by reference to the Registrant’s Form 10-K dated March 26, 1998.

C	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.

D	Incorporated by reference to the Registrant’s Form 10-Q dated November 13, 2000.

E	Incorporated by reference to the Registrant’s Form 10-K dated March 29, 2001.

F	Incorporated by reference to the Registrant’s Form 10-K dated March 28, 2002.

G	Incorporated by reference to the Registrant’s Form 10-Q dated May 13, 2002.

H	Incorporated by reference to the Registrant’s Form 10-Q dated August 13, 2002.

I	Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.

J	Incorporated by reference to the Registrant’s Form 10-Q dated August 14, 2003.

K	Incorporated by reference to the Registrant’s Form DEF 14-A dated April 22, 2004.

L	Incorporated by reference to the Registrant’s Form 10-Q dated November 9, 2004.

M	Incorporated by reference to the Registrant’s Form 8-K dated November 18, 2004.

N	Incorporated by reference to the Registrant’s Form 8-K dated December 16, 2004.

[This page Intentionally Left Blank]

[This page Intentionally Left Blank]