Form 10-Q
period 2005-03-31
LINCARE HOLDINGS INC
filed 2005-05-09
CIK 882235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☒    No   ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005

Common Stock, $0.01 par value	99,040,292

LINCARE HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended March 31, 2005
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2005	December 31, 2004

Current assets:
Cash and cash equivalents	$100,757	$33,614
Short-term investments	115,956	192,175
Restricted cash	2,373	2,365
Accounts receivable, net	153,979	137,891
Income taxes receivable	0	4,106
Inventories	2,302	2,354
Prepaid and other current assets	6,459	5,350

Total current assets	381,826	377,855

Property and equipment	692,348	678,377
Accumulated depreciation	(393,433)	(382,686)

Net property and equipment	298,915	295,691

Other assets:
Goodwill	1,074,952	1,035,865
Covenants not-to-compete, net	3,015	3,292
Other	8,239	8,361

Total other assets	1,086,206	1,047,518

Total assets	$1,766,947	$1,721,064

Current liabilities:
Current installments on long-term obligations	$73,969	$67,937
Accounts payable	32,189	26,786
Accrued expenses:
Compensation and benefits	23,762	20,639
Liability insurance	12,805	12,516
Other current liabilities	6,179	4,537
Income taxes payable	15,761	0

Total current liabilities	164,665	132,415

Long-term obligations, excluding current installments	275,000	275,293
Deferred income taxes	151,524	146,327
Minority interest	734	704

Total liabilities	591,923	554,739

Stockholders’ equity:
Common stock	1,257	1,250
Additional paid-in capital	298,923	278,884
Unearned compensation	(5,384)	(6,184)
Retained earnings	1,470,222	1,415,604
Treasury stock	(589,994)	(523,229)

Total stockholders’ equity	1,175,024	1,166,325

Total liabilities and stockholders’ equity	$1,766,947	$1,721,064

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For The Three Months Ended

	March 31, 2005	March 31, 2004

Net revenues	$305,177	$306,871

Costs and expenses:
Cost of goods and services	56,534	45,852
Operating expenses	70,004	64,805
Selling, general and administrative expenses	61,560	64,536
Bad debt expense	4,578	4,603
Depreciation expense	22,095	21,285
Amortization expense	427	377

	215,198	201,458

Operating income	89,979	105,413

Other income (expense):
Interest income	1,009	154
Interest expense	(3,425)	(4,550)
Net gain (loss) on disposal of property and equipment	8	(2)

	(2,408)	(4,398)

Income before income taxes	87,571	101,015
Income tax expense	32,953	38,082

Net income	$54,618	$62,933

Basic earnings per common share	$0.54	$0.64

Diluted earnings per common share	$0.51	$0.60

Weighted average number of common shares outstanding	100,983,920	99,037,298

Weighted average number of common shares and common share equivalents outstanding	108,757,231	106,455,980

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Three Months Ended

	March 31, 2005	March 31, 2004

Cash flows from operating activities:
Net income	$54,618	$62,933
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	4,578	4,603
Depreciation expense	22,095	21,285
Net (gain) loss on disposal of property and equipment	(8)	2
Amortization expense	427	377
Amortization of debt issuance costs	174	212
Vesting of restricted stock	800	0
Deferred income tax benefit	5,197	9,448
Minority interest in net earnings of subsidiary	30	21
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts receivable	(16,738)	(7,387)
Decrease in inventories	94	69
Increase (decrease) in prepaid and other assets	(1,210)	1,115
Increase (decrease) in accounts payable	5,403	(4,057)
Increase (decrease) in accrued expenses	4,889	(5,282)
Increase in income taxes payable	27,313	33,326

Net cash provided by operating activities	107,662	116,665

Cash flows from investing activities:
Proceeds from sale of property and equipment	35	6
Capital expenditures	(23,652)	(25,315)
Purchases of short-term investments	(109,750)	(92,000)
Sales and maturities of short-term investments	185,969	12,000
Business acquisitions, net of cash acquired and purchase price adjustments	(29,832)	(8,089)
Cash restricted for future payments	(8)	(561)

Net cash provided by (used in) investing activities	22,762	(113,959)

Cash flows from financing activities:
Proceeds from issuance of debt	37	90
Payments of principal on debt	(9,152)	(4,109)
Change in minority interests	0	(89)
Payments of debt issuance costs	(2)	(56)
Proceeds from exercise of stock options and issuance of common shares	12,601	3,517
Proceeds from issuance of treasury shares	0	389
Payments to acquire treasury stock	(66,765)	0

Net cash used in financing activities	(63,281)	(258)

Net increase in cash and cash equivalents	67,143	2,448
Cash and cash equivalents, beginning of period	33,614	9,815

Cash and cash equivalents, end of period	$100,757	$12,263

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,522	$4,430

Cash paid for taxes	$148	$531

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation And Summary of Significant Accounting Policies

          The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  They should be read in conjunction with the consolidated financial statements and related notes to the financial statements of Lincare Holdings Inc. and Subsidiaries (the “Company”) on Form 10-K for the fiscal year ended December 31, 2004. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual amounts could differ from those estimates.

          Cash and Cash Equivalents:  For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents.

          Short-term Investments:  The Company invests in auction rate securities as part of its cash management strategy.  In 2005, we concluded that it was appropriate to classify our holdings of auction rate securities as short-term investments.  Previously, such investments had been classified as cash and cash equivalents.  Accordingly, we have revised the classification to report these securities as short-term investments in our consolidated balance sheets.  We have also made corresponding adjustments to our consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification does not affect previously reported cash flows from operations in our consolidated statements of cash flows or our previously reported consolidated statements of operations for any period.

          The Company classifies its investments in marketable securities with readily determinable fair values as investments available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The Company has classified all investments as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities nor as securities to be held to maturity.  Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

          Concentration of Credit Risk:  The Company’s revenues are generated through locations in 47 states.  The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of customers.  Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 65% and 67% of net revenues for the three months ended March 31, 2005 and 2004, respectively.

Note 2.  Business Combinations

          Lincare acquires the business and related assets of local and regional companies as an ongoing strategy to increase sales within its respective markets. Lincare arrives at a negotiated purchase price taking into account such factors including, but not limited to, the acquired company’s historical and projected revenue growth, operating cash flow, product mix, payor mix, service reputation and geographical location.

          During the three months ended March 31, 2005, the Company acquired certain assets of six companies in separate transactions.  Each acquisition was accounted for as a purchase. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

          The aggregate cost of the acquisitions described above was as follows:

(In thousands)

Cash	$29,832
Deferred acquisition obligations	14,907
Assumption of liabilities	164

$44,903

The aggregate purchase price was allocated as follows:

Current assets	$3,844
Property and equipment	1,691
Intangible assets	100
Goodwill	39,268

$44,903

          Unaudited pro forma supplemental information on the results of operations for the three months ended March 31, 2005 and March 31, 2004, is provided below and reflects the acquisitions as if they had been combined at the beginning of each respective period.

	For The Three Months Ended March 31,

	2005	2004

	(In thousands, except per share data)
Net revenues	$307,935	$312,317

Net income	$56,511	$65,419

Income per common share:
Basic	$0.55	$0.65

Diluted	$0.52	$0.61

          The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective preceding periods or of future results of operations of the combined companies.

Note 3.  Income Per Common Share

          Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in the Company’s earnings, including securities that may be issued on conversion of convertible debentures and exercise of outstanding stock options.  When the exercise of stock options is anti-dilutive, they are excluded from the calculation. For the three-month periods ended March 31, 2005 and 2004, the number of excluded shares underlying anti-dilutive stock options was 0 and 9,346, respectively.

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

          A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For The Three Months Ended March 31,

	2005	2004

	(In thousands, except per share data)
Numerator:
Basic – Income available to common stockholders	$54,618	$62,933
Adjustment for assumed dilution:
Interest on convertible debt, net of tax	1,286	1,285

Diluted – Income available to common stockholders and holders of dilutive securities	$55,904	$64,218

Denominator:
Weighted average shares	100,984	99,037
Effect of dilutive securities:
Stock options	2,616	2,262
Convertible debt	5,157	5,157

Adjusted weighted average shares	108,757	106,456

Per share amount:
Basic	$0.54	$0.64

Diluted (1)	$0.51	$0.60

          (1) Figures reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF No. 04-8, effective for reporting periods ending after December 15, 2004.  Figures in 2004 have been restated for comparative purposes in accordance with the requirements of EITF No. 04-8.

Note 4.  Stock Plans

          The Company issues stock options and other stock-based awards to key employees and directors under stock-based compensation plans, which are described more fully in Note 8 to the consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K.

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

          Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” establishes financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 allows two alternative accounting methods: (1) a fair-value-based method, or (2) an intrinsic-value-based method which is prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. The Company has elected to account for its stock options under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Had the Company determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For The Three Months Ended March 31,

	2005	2004

	(In thousands, except per share data)
Net income:
As reported	$54,618	$62,933
Add: Stock-based employee compensation expense included in net income, net of related tax effects	499	0
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,343)	(3,150)

Pro forma	$52,774	$59,783

Earnings per common share:
Basic—as reported	$0.54	$0.64

Diluted—as reported (1)	$0.51	$0.60

Basic—pro forma	$0.52	$0.60

Diluted—pro forma (1)	$0.49	$0.56

(1)

Figures reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF No. 04-8, effective for reporting periods ending after December 15, 2004.  Figures in 2004 have been restated for comparative purposes in accordance with the requirements of EITF No. 04-8.

Note 5. Comprehensive Income

          SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the Company’s consolidated financial statements.  The objective of SFAS No. 130 is to report a measure (comprehensive income (loss)) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners.

          The Company had no unrealized gains or losses on short-term investments available-for-sale on March 31, 2005 and March 31, 2004.

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

          MMA contains provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. Among other things, MMA:

(1)

Significantly reduces reimbursement for inhalation drug therapies. Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered drugs, including the inhalation drugs that we provide, had been limited to 95 percent of the published average wholesale price (“AWP”) for the drug. MMA establishes new payment limits and procedures for drugs reimbursed under Medicare Part B. Payments for inhalation drugs furnished during 2004 declined to 80 percent of the AWP in effect as of April 1, 2003, a reduction of approximately 15.8%. Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries are reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in MMA.

On November 3, 2004, the Centers for Medicare and Medicaid Services (“CMS”) issued its final rule, CMS-1429-FC, which established a monthly dispensing fee of $57.00 per customer for inhalation drug therapy in addition to the ASP-based payment rate for the drugs dispensed.  The rule also established an alternative dispensing fee of $80.00 per customer when dispensed in 90-day increments.  Payment rates for inhalation drugs are updated quarterly based on the manufacturer ASP calculated for the most recent calendar quarter for which data are available.  Manufacturer ASP submissions are due to CMS not later than 30 days after the last day of each calendar quarter.  Accordingly, inhalation drug payment rates in the first quarter of 2005 were based on ASP data from the third quarter of 2004.  The new ASP-based payment formula in effect for the first quarter of 2005 resulted in substantially reduced payment rates for inhalation drugs.  For example, the payment rates for the two most prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, were reduced from $0.39 and $2.82 per milligram to $0.07 and $0.29, respectively, representing reductions of 82% to 90% from 2004 levels.  ASP price updates for the second quarter of 2005 have been published by CMS and indicate prices for albuterol and ipratropium of $0.09 and $0.20 per milligram, respectively.  The combination of the new ASP payment rates for inhalation drugs commencing in 2005 and the monthly dispensing fee of $57.00 is expected to reduce total reimbursement for inhalation drug therapies provided by the Company by approximately 40% to 50% in fiscal 2005.  Medicare-reimbursed inhalation drug therapies provided by the Company in 2004 accounted for approximately 23% of total revenues.

While Lincare continues to evaluate the impact of the reduced Medicare payment rates on its business, we expect to be able to continue to provide inhalation drugs to Medicare beneficiaries in 2005.  The final rule states that CMS intends to revisit the payment amount for the dispensing fee during 2005 and proceed through notice and comment rulemaking in order to establish an appropriate dispensing fee for 2006.  Lincare can not determine the outcome of any future rulemaking by CMS nor the impact that such rulemaking might have on our ability to continue to provide inhalation drugs beyond 2005.  Further, we can not determine whether quarterly updates in ASP pricing data submitted by drug manufacturers and adopted by CMS will result in further reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on Lincare in 2005 and beyond.

(2)

Reduces payment amounts for five categories of DME, including oxygen, beginning in 2005 and freezes payment amounts for other Medicare-covered DME items from 2004 to 2007. MMA contains provisions that will reduce Medicare payment amounts in 2005 for oxygen equipment, standard wheelchairs (including standard power wheelchairs), nebulizers, diabetic supplies consisting of lancets and testing strips, hospital beds and air mattresses to the median prices paid under the Federal Employee Health Plan (“FEHP”). Reductions in payment rates for 2005 established by CMS for the non-oxygen items subject to the FEHP provisions range between 2% and 14% and are expected to reduce average reimbursement for these types of items provided by the Company by approximately 10%.  The non-oxygen DME items subject to the 2005 Medicare price cuts accounted for approximately 2.5% of total revenues for the Company in 2004.  MMA also freezes payment amounts for other Medicare-covered DME items from 2004 to 2007.

On September 13, 2004, the Office of Inspector General (“OIG”) released a report entitled, “Medicare Payment Rates for Home Oxygen Equipment,” which was intended to serve as the basis for establishing Medicare payment rates for oxygen in 2005.  In its report, the OIG determined that Medicare allowances are approximately 15.5% higher for stationary oxygen systems and approximately 11.3% higher for portable oxygen systems when compared with surveyed FEHP plans, representing a weighted average difference of approximately 15.1%.  The CMS Administrator, in his comment letter to the OIG report, agreed with the OIG’s recommendation to use the pricing information contained in the OIG report to reduce the rates Medicare pays for home oxygen equipment in 2005.  CMS also concurred with the OIG’s recommendation to consider alternative methods for determining future Medicare oxygen payment rates, such as competitive bidding, contracts with local or national providers, and capped rental arrangements.

On February 4, 2005, CMS published notice CMS-1299-N announcing a delay in the implementation of the 2005 Medicare oxygen payment rates.  The notice stated that CMS was informed by the OIG that it needed to collect additional information before the FEHP median prices for oxygen could be finalized.  On March 30, 2005, CMS released the new Medicare fee schedule amounts for oxygen equipment based on the issuance of the final report by the OIG.  The new payment rates were made effective for claims for oxygen equipment furnished after January 1, 2005, that are received by Medicare on or after April 1, 2005.  We estimate that the new fee schedule will result in a net price reduction of 8.7% for oxygen equipment provided by the Company to Medicare beneficiaries, or approximately $15.0 to $16.0 million per quarter beginning in the second fiscal quarter of 2005.  Oxygen equipment reimbursed by Medicare accounted for approximately 46% of total revenues for the Company in 2004.

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

Operating Results

          The following table sets forth for the periods indicated a summary of the Company’s net revenues by source:

	For The Three Months Ended March 31,

	2005	2004

	(In thousands)
Oxygen and other respiratory therapy	$275,715	$278,570
Home medical equipment and other	29,462	28,301

Total	$305,177	$306,871

          Net revenues for the three months ended March 31, 2005, decreased by $1.7 million, a decrease of 0.6% compared with the three months ended March 31, 2004.  The 0.6% decrease in net revenues was comprised of 6.7% internal growth and 3.7% acquisition growth offset by an 11.0% revenue reduction from lower Medicare payment rates for inhalation drugs and certain items of DME that took effect on January 1, 2005 (see “Medicare Reimbursement”). Net revenues for the three months ended March 31, 2005 were negatively impacted by $33.8 million (or 11%) as a result of the Medicare reimbursement reductions.  The internal growth in net revenues excluding price reductions is attributed to underlying demographic growth in the market for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service.  Growth in net revenues from acquisitions is attributed to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions.  During the three months ended March 31, 2005, we completed the acquisition of six companies with aggregate annual revenues of approximately $25.0 million.

          The contribution of oxygen and other respiratory therapy products to our net revenues was 90.3% during the three months ended March 31, 2005.  Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

          Cost of goods and services as a percentage of net revenues increased to 18.5% for the three months ended March 31, 2005, compared with 14.9% for the comparable prior year period.  The increase in costs expressed as a percentage of net revenues was due in part to the $33.8 million reduction in revenues from Medicare price cuts taking effect in the first quarter of 2005.  Additionally, the Company experienced an increase of $9.2 million in its drug purchasing costs due to a product mix shift in its inhalation drug business.

          Operating expenses as a percentage of net revenues for the three months ended March 31, 2005, increased to 22.9% compared with 21.1% for the comparable prior year period. This increase as a percentage of net revenues was due primarily to the effect on revenues of the lower Medicare reimbursement rates taking effect in the first quarter of 2005 and increased operating costs associated with recent business acquisitions.

          Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues were 20.2% for the three months ended March 31, 2005, compared with 21.0% for the three months ended March 31, 2004. The reduction in SG&A expense expressed as a percentage of net revenues during the period resulted from cost controls and productivity gains at our overhead locations and lower advertising expenses, which partially offset the impact of the Medicare price cuts taking effect in the first quarter of 2005.

          Operating income for the three months ended March 31, 2005, was $90.0 million (29.5% of net revenues) compared with $105.4 million (34.4% of net revenues) for the comparable three months of the prior year. The decrease in operating income is attributed primarily to the reduction of Medicare reimbursement rates for inhalation drugs and certain items of durable medical equipment effective January 1, 2005 and increased costs of purchased inhalation drugs partially offset by gains in labor productivity and control over operating costs.

Liquidity And Capital Resources

          Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions.  We have used these funds to meet our capital requirements, which consist primarily of operational needs, capital expenditures, acquisitions and debt service.

          Net cash provided by operating activities decreased by 7.7% to $107.7 million for the three months ended March 31, 2005, compared with $116.7 million for the three months ended March 31, 2004.  The decrease in net cash from operating activities was due primarily to a decrease in net income attributable to the reductions in Medicare reimbursement for respiratory medications and certain items of durable medical equipment that took effect on January 1, 2005.

          Net cash used in investing and financing activities was $40.5 million for the three months ended March 31, 2005. Activity during the three-month period ended March 31, 2005 included our investment of $29.8 million in business acquisitions, investment in capital equipment of $23.7 million and repurchases of our common stock for $66.8 million.

          As of March 31, 2005, our principal sources of liquidity consisted of $217.2 million of working capital and up to $200.0 million available under our revolving bank credit facility. We believe that internally generated funds, together with funds that may be borrowed under our revolving credit facility, will be sufficient to meet our anticipated capital requirements and financial obligations.

          On December 9, 2004, the Board of Directors authorized a plan to repurchase up to $250.0 million of the Company’s common stock.  Purchases will be made through the open market or privately negotiated transactions, subject to market conditions and trading restrictions.  As of March 31, 2005, there have been approximately 1,639,567 shares purchased at a cost of approximately $66.8 million and the total common stock held in treasury, at cost, was $590.0 million.

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

	Fiscal Years

	(remaining 9 months 2005)	2006	2007	2008	2009	Thereafter	Total

Short-term debt	$70,064	$3,765	$0	$0	$0	$0	$73,829
Capital lease commitments	140	0	0	0	0	0	140
Long-term debt	0	0	0	0	0	275,000	275,000
Interest expense	10,865	8,993	8,484	8,250	8,250	193,508	238,350
Operating leases	23,286	21,587	13,792	5,864	1,596	49	66,174
Employment agreements	1,321	1,761	1,761	1,761	1,761	0	8,365

Total	$105,676	$36,106	$24,037	$15,875	$11,607	$468,557	$661,858

New Accounting Standards

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment”.  SFAS No. 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation”, amends SFAS 95, “Statement of Cash Flows”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements.  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  The Company will implement this standard effective January 1, 2006.  The Company is currently evaluating the impact from this standard on its results of operations and financial position.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company’s consolidated financial statements.

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 is not expected to have an impact on the Company’s consolidated financial statements.

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

          Key factors that have an impact on Lincare’s ability to attain these estimates include potential reductions in reimbursement rates by government and other third-party payors, changes in reimbursement policies, the demand for Lincare’s products and services, the availability of appropriate acquisition candidates and Lincare’s ability to successfully complete and integrate acquisitions, efficient operations of Lincare’s existing and future operating facilities, regulation and/or regulatory action affecting Lincare or its business, economic and competitive conditions, access to borrowed and/or equity capital on favorable terms and other risks described below.

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

          As discussed herein (see “MEDICARE REIMBURSEMENT”), MMA was signed into law on December 8, 2003. This legislation, among other things, provides expanded Medicare prescription drug coverage, modifies payments to Medicare providers and institutes administrative reforms intended to improve Medicare program operations. MMA includes sweeping changes that will impact a broad spectrum of health care industry participants, including physicians, pharmacies, manufacturers and pharmacy benefit managers, as well as other Medicare suppliers and providers, including Lincare.

          The MMA legislation contains provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. Among other things, MMA significantly reduces reimbursement for inhalation drug therapies in 2005, reduces payment amounts for five categories of DME, including oxygen, beginning in 2005, freezes payment amounts for other covered DME items from 2004 to 2007, establishes a competitive acquisition program for DME beginning in 2007, and implements quality standards and accreditation requirements for DME suppliers. The MMA provisions, when implemented, could materially and adversely affect our business, financial condition, operating results and cash flows. See “MEDICARE REIMBURSEMENT” for a full discussion of the MMA provisions.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE AND RENTAL OF MEDICARE-COVERED DME ITEMS, INCLUDING OXYGEN, AND RECENT LEGISLATION REDUCES PAYMENT AMOUNTS FOR FIVE CATEGORIES OF DME, INCLUDING OXYGEN, BEGINNING IN 2005 AND IMPOSES A PAYMENT FREEZE FOR OTHER DME FROM 2004 TO 2007.

          MMA contains provisions that reduce payment amounts, beginning in 2005, for oxygen equipment, standard wheelchairs (including standard power wheelchairs), nebulizers, diabetic supplies consisting of lancets and testing strips, hospital beds and air mattresses to the median prices paid under the Federal Employee Health Plan (“FEHP”). Reductions in payment rates for 2005 established by CMS for the non-oxygen items subject to the FEHP provisions range between 2% and 14% and are expected to reduce average reimbursement for these types of items provided by the Company by approximately 10%.  The non-oxygen DME items subject to the 2005 Medicare price cuts accounted for approximately 2.5% of total revenues for the Company in 2004.  MMA also freezes payment amounts for other covered DME items from 2004 to 2007.

          On September 13, 2004, the OIG released a report entitled, “Medicare Payment Rates for Home Oxygen Equipment,” which was intended to serve as the basis for establishing Medicare payment rates for oxygen in 2005.  In its report, the OIG determined that Medicare allowances are approximately 15.5% higher for stationary oxygen systems and approximately 11.3% higher for portable oxygen systems when compared with surveyed FEHP plans, representing a weighted average difference of approximately 15.1%.  The CMS Administrator, in his comment letter to the OIG, agreed with the OIG’s recommendation to use the pricing information contained in the OIG report to reduce the rates Medicare pays for home oxygen equipment in 2005.  CMS also concurred with the OIG’s recommendation to consider alternative methods for determining future Medicare oxygen payment rates, such as competitive bidding, contracts with local or national providers, and capped rental arrangements.

          On February 4, 2005, CMS published notice CMS-1299-N announcing a delay in the implementation of the 2005 Medicare oxygen payment rates.  The notice stated that CMS was informed by the OIG that it needed to collect additional information before the FEHP median prices for oxygen could be finalized.  On March 30, 2005, CMS released the new Medicare fee schedule amounts for oxygen equipment based on the issuance of the final report by the OIG.  The new payment rates were made effective for claims for oxygen equipment furnished after January 1, 2005, that are received by Medicare on or after April 1, 2005.  We estimate that the new fee schedule will result in a net price reduction of 8.7% for oxygen equipment provided by the Company to Medicare beneficiaries, or approximately $15.0 to $16.0 million per quarter beginning in the second fiscal quarter of 2005.  Oxygen equipment reimbursed by Medicare accounted for approximately 46% of total revenues for the Company in 2004. Such payment reductions, when fully implemented in 2005, could have a material adverse effect on our financial position and operating results.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED RESPIRATORY MEDICATIONS, AND RECENT LEGISLATION IMPOSES SIGNIFICANT REDUCTIONS IN MEDICARE REIMBURSEMENT FOR SUCH INHALATION DRUGS.

          Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered Part B drugs, including inhalation drugs that we provide, had been limited to 95 percent of the published average wholesale price (“AWP”) for the drug. MMA establishes new payment limits and procedures for drugs reimbursed under Medicare Part B. Payments for inhalation drugs furnished during 2004 declined to 80 percent of the AWP in effect as of April 1, 2003, a reduction of approximately 15.8%.  Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries are reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in MMA.

          On November 3, 2004, CMS issued its final rule, CMS-1429-FC, which established a monthly dispensing fee of $57.00 per customer for inhalation drug therapy in addition to the ASP-based payment rate for the drugs dispensed. The rule also established an alternative dispensing fee of $80.00 per customer when dispensed in 90-day increments.  Payment rates for inhalation drugs are updated quarterly based on the manufacturer ASP calculated for the most recent calendar quarter for which data are available.  Manufacturer ASP submissions are due to CMS not later than 30 days after the last day of each calendar quarter.  Inhalation drug payment rates in the first quarter of 2005 were based on ASP data from the third quarter of 2004. The new ASP-based payment formula in effect for the first quarter of 2005 resulted in substantially reduced payment rates for inhalation drugs.  For example, the payment rates for the two most prevalent inhalation drugs, albuterol sulfate and ipratropium bromide, were reduced from $0.39 and $2.82 per milligram to $0.07 and $0.29, respectively, representing reductions of 82% to 90% from 2004 levels.  ASP price updates for the second quarter of 2005 have been published by CMS and indicate prices for albuterol and ipratropium of $0.09 and $0.20 per milligram, respectively.  The combination of the new ASP payment rates for inhalation drugs commencing in 2005 and the monthly dispensing fee of $57.00 is expected to reduce total reimbursement for inhalation drug therapies provided by the Company by approximately 40% to 50% in fiscal 2005.  Medicare-reimbursed inhalation drug therapies provided by the Company in 2004 accounted for approximately 23% of total revenues.

          While Lincare continues to evaluate the impact of the reduced Medicare payment rates on its business, we expect to be able to continue to provide inhalation drugs to Medicare beneficiaries in 2005.  The final rule states that CMS intends to revisit the payment amount for the dispensing fee during 2005 and proceed through notice and comment rulemaking in order to establish an appropriate dispensing fee for 2006.  Lincare can not determine the outcome of any future rulemaking by CMS nor the impact that such rulemaking might have on our ability to continue to provide inhalation drugs beyond 2005.  Further, we can not determine whether quarterly updates in ASP pricing data submitted by drug manufacturers and adopted by CMS will continue to result in further reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on Lincare in 2005 and beyond.  Such payment adjustments could have a material adverse effect on our financial position and operating results.

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

FUTURE REDUCTIONS IN REIMBURSEMENT RATES UNDER MEDICAID COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

          Due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs, including funding for our equipment and services. These cuts have included, or may include, elimination or reduction of coverage for some or all of our equipment and services, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Approximately 5% of our customers are eligible for primary Medicaid benefits, and State Medicaid programs fund approximately 10% of our payments from primary and secondary insurance benefits. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for our equipment and services which, in turn, could have a material adverse effect on our financial position and operating results.

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

INCREASES IN OUR COSTS COULD ERODE OUR PROFIT MARGINS AND SUBSTANTIALLY REDUCE OUR NET INCOME AND CASH FLOWS.

          Cost containment in the health care industry, fueled, in part, by federal and state government budgetary shortfalls, is likely to result in constant or decreasing reimbursement amounts for our equipment and services. As a result, we must control our operating cost levels, particularly labor and related costs, which account for a significant component of our operating costs and expenditures. We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for lower-wage administrative and service employees. Since reimbursement rates are established by fee schedules mandated by Medicare, Medicaid and private payors, we are not able to offset the effects of general inflation in labor and related cost components, if any, through increases in prices for our equipment and services. Consequently, such cost increases could erode our profit margins and reduce our net income.

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

          The following table sets forth the estimated fair value of our long-term obligations and our estimate of the impact from a 10% decrease in interest rates on the fair value of our long-term obligations and the associated change in annual interest expense.  We had no derivative securities as of March 31, 2005.

          Market Risk Sensitive Instruments – Interest Rate Sensitivity (assuming 10% Decrease in Interest Rates):

(dollars in thousands)	Face Amount	Carrying Amount	Fair Value	Estimated Change in Fair Value

As of March 31, 2005:
Senior secured notes	$45,000	$45,000	$46,359	$137
Convertible debt	275,000	275,000	290,125	1,925
Deferred obligations	28,969	28,969	28,969	0
Revolving bank credit facility	0	0	0	0
As of December 31, 2004:
Senior secured notes	$45,000	$45,000	$46,591	$116
Convertible debt	275,000	275,000	295,625	2,234
Deferred obligations	23,230	23,230	23,230	0
Revolving bank credit facility	0	0	0	0

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

          No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Securities and Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          We are also involved in certain other claims and legal actions arising in the ordinary course of our business.  The ultimate disposition of all such matters is not currently expected to have a material adverse impact on our financial position, results of operations or liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          During the three months ended March 31, 2005, the Company repurchased approximately 1.6 million shares of its common stock at a cost of approximately $66.8 million under a publicly announced repurchase program approved by its Board of Directors.  All repurchases were made in the open market, subject to market conditions and trading restrictions.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program

January 1, 2005 to January 31, 2005	0	—	0	$250,000,000
February 1, 2005 to February 28, 2005	201,700	$40.23	201,700	$241,886,000
March 1, 2005 to March 31, 2005	1,437,867	$40.79	1,437,867	$183,235,000

Total	1,639,567	$40.72	1,639,567

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of the Security Holders - Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits included or incorporated herein: See Exhibit Index.
(b)	Furnished February 7, 2005: Announcement of the financial results for the year ended December 31, 2004 and update on Other Events.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.

Registrant

/s/ PAUL G. GABOS

Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer
May 9, 2005

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