Form 10-Q
period 2005-06-30
LINCARE HOLDINGS INC
filed 2005-08-09
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005
Common Stock, $0.01 par value	98,212,038

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$74,470	$33,614
Short-term investments	81,561	192,175
Restricted cash	169	2,365
Accounts receivable, net	154,426	137,891
Income taxes receivable	8,871	4,106
Inventories	2,383	2,354
Prepaid and other current assets	4,679	5,350

Total current assets	326,559	377,855

Property and equipment	705,493	678,377
Accumulated depreciation	(402,340)	(382,686)

Net property and equipment	303,153	295,691

Other assets:
Goodwill	1,120,230	1,035,865
Covenants not-to-compete, net	2,641	3,292
Other	8,203	8,361

Total other assets	1,131,074	1,047,518

Total assets	$1,760,786	$1,721,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term obligations	$67,747	$67,937
Accounts payable	34,475	26,786
Accrued expenses:
Compensation and benefits	29,361	20,639
Liability insurance	13,467	12,516
Other current liabilities	5,809	4,537

Total current liabilities	150,859	132,415

Long-term obligations, excluding current installments	275,000	275,293
Deferred income taxes	154,423	146,327
Minority interest	674	704

Total liabilities	580,956	554,739

Stockholders’ equity:
Common stock	1,272	1,250
Additional paid-in capital	343,461	278,884
Unearned compensation	(5,040)	(6,184)
Retained earnings	1,520,333	1,415,604
Treasury stock	(680,196)	(523,229)

Total stockholders’ equity	1,179,830	1,166,325

Total liabilities and stockholders’ equity	$1,760,786	$1,721,064

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net revenues	$315,181	$315,409	$620,358	$622,280

Costs and expenses:
Cost of goods and services	67,571	45,583	124,105	91,435
Operating expenses	73,901	66,500	143,905	131,305
Selling, general and administrative expenses	62,924	64,118	124,484	128,654
Bad debt expense	4,727	4,731	9,305	9,334
Depreciation expense	22,800	21,840	44,895	43,125
Amortization expense	423	381	850	758

	232,346	203,153	447,544	404,611

Operating income	82,835	112,256	172,814	217,669

Other income (expense):
Interest income	937	226	1,946	380
Interest expense	(3,467)	(4,587)	(6,892)	(9,137)
Net gain (loss) on disposal of property and equipment	40	(2)	48	(4)

	(2,490)	(4,363)	(4,898)	(8,761)

Income before income taxes	80,345	107,893	167,916	208,908
Income tax expense	30,234	40,514	63,187	78,596

Net income	$50,111	$67,379	$104,729	$130,312

Basic earnings per common share	$0.50	$0.68	$1.04	$1.31

Diluted earnings per common share	$0.48	$0.64	$0.99	$1.24

Weighted average number of common shares outstanding	99,565	99,436	100,271	99,237

Weighted average number of common shares and common share equivalents outstanding	107,072	107,027	107,911	106,741

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$104,729	$130,312
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	9,305	9,334
Depreciation expense	44,895	43,125
Net (gain) loss on disposal of property and equipment	(48)	4
Amortization expense	850	758
Amortization of debt issuance costs	347	414
Vesting of restricted stock	1,144	0
Deferred income tax benefit	8,096	15,026
Minority interest in net earnings of subsidiary	49	43
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts receivable	(21,966)	(12,389)
Decrease in inventories	57	148
Decrease in prepaid and other assets	548	398
Increase (decrease) in accounts payable	7,679	(6,224)
Increase in accrued expenses	10,479	2,734
Increase in income taxes payable	16,379	20,749

Net cash provided by operating activities	182,543	204,432

Cash flows from investing activities:
Proceeds from sale of property and equipment	131	49
Capital expenditures	(49,693)	(46,999)
Purchases of short-term investments	(237,975)	(154,125)
Sales and maturities of short-term investments	348,589	39,000
Business acquisitions, net of cash acquired and purchase price adjustments	(66,753)	(34,299)
Cash restricted for future payments	12	(572)

Net cash used in investing activities	(5,689)	(196,946)

Cash flows from financing activities:
Proceeds from issuance of debt	75	181
Payments of principal on debt and deferred acquisition obligations	(22,223)	(5,222)
Change in minority interests	(79)	(89)
Payments of debt issuance costs	(260)	(57)
Proceeds from exercise of stock options and issuance of common shares	41,705	7,731
Payments to acquire treasury stock	(155,216)	0

Net cash (used in) provided by financing activities	(135,998)	2,544

Net increase in cash and cash equivalents	40,856	10,030
Cash and cash equivalents, beginning of period	33,614	9,815

Cash and cash equivalents, end of period	$74,470	$19,845

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,707	$8,548

Cash paid for taxes	$36,037	$47,079

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

Short-term Investments: The Company invests in auction rate securities as part of its cash management strategy. In 2005, the Company concluded that it was appropriate to classify its holdings of auction rate securities as short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as short-term investments in its consolidated balance sheets. The Company has also made corresponding adjustments to its consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations in the Company’s consolidated statements of cash flows or the Company’s previously reported consolidated statements of operations for any period.

The Company classifies its investments in marketable securities with readily determinable fair values as investments available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities consist of debt and equity securities not classified as trading securities nor as securities to be held to maturity. The Company has classified all investments as available-for-sale. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive gain or loss in stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

Concentration of Credit Risk: The Company’s revenues are generated through locations in 47 states. The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 66% and 67% of net revenues for the six months ended June 30, 2005 and 2004, respectively.

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

During the six months ended June 30, 2005, the Company acquired certain assets of nine companies in separate transactions. Each acquisition was accounted for as a purchase of a business. The results of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate cost of the acquisitions described above was as follows:

(In thousands)
Cash	$66,753
Deferred acquisition obligations	24,229
Assumption of liabilities	337

$91,319

The aggregate purchase price was allocated as follows:

Current assets	$3,772
Property and equipment	2,746
Intangible assets	150
Goodwill	84,651

$91,319

Unaudited pro forma supplemental information on the results of operations for the six months ended June 30, 2005 and June 30, 2004, is provided below and reflects the acquisitions as if they had been combined at the beginning of each period.

	For The Six Months Ended June 30,
	2005	2004
	(In thousands, except per share data)
Net revenues	$629,063	$642,148

Net income	$106,661	$134,716

Income per common share:
Basic	$1.06	$1.36

Diluted	$1.01	$1.29

The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective preceding periods or of future results of operations of the combined companies.

Note 3. Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in the Company’s earnings, including securities that may be issued on conversion of convertible debentures and exercise of outstanding stock options. When the exercise of stock options would be anti-dilutive, they are excluded from the calculation. For the three and six months ended June 30, 2005 and 2004, there were no shares excluded.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic – Income available to common stockholders	$50,111	$67,379	$104,729	$130,312
Adjustment for assumed dilution:
Interest on convertible debt, net of tax	1,287	1,289	2,573	2,574

Diluted – Income available to common stockholders and holders of dilutive securities	$51,398	$68,668	$107,302	$132,886

Denominator:
Weighted average shares	99,565	99,436	100,271	99,237
Effect of dilutive securities:
Stock options	2,350	2,434	2,483	2,347
Convertible debt	5,157	5,157	5,157	5,157

Adjusted weighted average shares	107,072	107,027	107,911	106,741

Per share amount:
Basic	$0.50	$0.68	$1.04	$1.31

Diluted (1)	$0.48	$0.64	$0.99	$1.24

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF No. 04-8, effective for reporting periods ending after December 15, 2004. Figures in 2004 have been restated for comparative purposes in accordance with the requirements of EITF No. 04-8.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)		(In thousands, except per share data)
Net income:

As reported	$50,111	$67,379	$104,729	$130,312

Add: Stock-based employee compensation expense included in net income, net of related tax effects	215	0	714	0

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,779)	(2,680)	(4,122)	(5,830)

Pro forma	$48,547	$64,699	$101,321	$124,482

Earnings per common share:
Basic—as reported	$0.50	$0.68	$1.04	$1.31

Diluted—as reported (1)	$0.48	$0.64	$0.99	$1.24

Basic—pro forma	$0.49	$0.65	$1.01	$1.25

Diluted—pro forma (1)	$0.47	$0.62	$0.96	$1.19

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF No. 04-8, effective for reporting periods ending after December 15, 2004. Figures in 2004 have been restated for comparative purposes in accordance with the requirements of EITF No. 04-8.

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

The Company had no unrealized gains or losses on short-term investments available-for-sale on June 30, 2005 and June 30, 2004.

Note 6. Noncash Financing and Investing Activities

In the normal course of business, the Company obtains seller financing on business acquisitions and also makes adjustments to seller financing from business acquisitions obtained in prior periods based on terms of the original purchase agreements. Terms of the financing are typically principal only. The net change in seller financing was $21.7 million and $0.9 million for the six months ended June 30, 2005 and 2004, respectively.

Note 7. New Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”. SFAS No. 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation”, amends SFAS 95, “Statement of Cash Flows”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company will implement this standard effective January 1, 2006. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

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

On November 3, 2004, the Centers for Medicare and Medicaid Services (“CMS”) issued its final rule, CMS-1429-FC, which established a monthly dispensing fee of $57.00 per customer for inhalation drug therapy in addition to the ASP-based payment rate for the drugs dispensed. The rule also established an alternative dispensing fee of $80.00 per customer when dispensed in 90-day increments. Payment rates for inhalation drugs are updated quarterly based on the manufacturer ASP calculated for the most recent calendar quarter for which data are available. Manufacturer ASP submissions are due to CMS not later than 30 days after the last day of each calendar quarter. Accordingly, inhalation drug payment rates in the second quarter of 2005 were based on ASP data from the fourth quarter of 2004. The new ASP-based payment formula in effect for 2005 has resulted in substantially reduced payment rates for inhalation drugs. The combination of the new ASP payment rates for inhalation drugs commencing in 2005 and the monthly dispensing fee of $57.00 is expected to reduce total reimbursement for inhalation drug therapies provided by the Company by approximately 40% to 50% in fiscal 2005. Medicare-reimbursed inhalation drug therapies provided by the Company in 2004 accounted for approximately 23% of total revenues.

On August 1, 2005, CMS published proposed rule CMS-1502-P (the “proposed rule”) seeking comments on an appropriate dispensing fee level for inhalation drugs for 2006. While CMS intends to establish a dispensing fee amount for 2006 that is adequate to cover the costs of those services that appropriately fall within the scope of a dispensing fee, CMS believes that it is likely that this fee amount will be lower than the 2005 level. The proposed rule also seeks to change the methodology drug manufacturers use to calculate and report the ASP data and the weighting methodology followed by CMS in determining the Medicare payment amounts for drugs based on the ASP data. Comments on the proposed rule will be accepted by CMS until September 30, 2005. It is anticipated that CMS will publish a final rule some time in October or November of 2005, with an effective date of January 1, 2006.

While we continue to evaluate the impact of the reduced Medicare payment rates on our business, we expect to be able to continue to provide inhalation drugs to Medicare beneficiaries in 2005. We can not determine the outcome of any future rulemaking by CMS nor the impact that such rulemaking might have on our ability to continue to provide inhalation drugs beyond 2005. Further, we can not determine whether quarterly updates in ASP pricing data submitted by drug manufacturers and adopted by CMS will result in further reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on us in 2005 and beyond.

(2)	Reduces payment amounts for five categories of DME, including oxygen, beginning in 2005 and freezes payment amounts for other Medicare-covered DME items from 2004 to 2007. MMA contains provisions that will reduce Medicare payment amounts in 2005 for oxygen equipment, standard wheelchairs (including standard power wheelchairs), nebulizers, diabetic supplies consisting of lancets and testing strips, hospital beds and air mattresses to the median prices paid under the Federal Employee Health Plan (“FEHP”). Reductions in payment rates for 2005 established by CMS for the non-oxygen items subject to the FEHP provisions range between 2% and 14%, reducing average reimbursement for these types of items provided by the Company by approximately 10%. The non-oxygen DME items subject to the 2005 Medicare price cuts accounted for approximately 2.5% of total revenues for the Company in 2004. MMA also freezes payment amounts for other Medicare-covered DME items from 2004 to 2007.

On September 13, 2004, the Office of Inspector General (“OIG”) released a preliminary report entitled, “Medicare Payment Rates for Home Oxygen Equipment,” which was intended to serve as the basis for establishing Medicare payment rates for oxygen in 2005. The CMS Administrator, in his comment letter to the OIG report, agreed with the OIG’s recommendation to use the pricing information contained in the OIG report to reduce the rates Medicare pays for home oxygen equipment in 2005. CMS also concurred with the OIG’s recommendation to consider alternative methods for determining future Medicare oxygen payment rates, such as competitive bidding, contracts with local or national providers, and capped rental arrangements.

On March 30, 2005, CMS released the new Medicare fee schedule amounts for oxygen equipment. The new payment rates were made effective for claims for oxygen equipment furnished after January 1, 2005, that are received by Medicare on or after April 1, 2005. We estimate that the new fee schedule resulted in a net price reduction of 8.7% for oxygen equipment provided by the Company to Medicare beneficiaries beginning in the second fiscal quarter of 2005. Oxygen equipment reimbursed by Medicare accounted for approximately 46% of total revenues for the Company in 2004.

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

Operating Results

The following table sets forth for the periods indicated a summary of the Company’s net revenues by source:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Oxygen and other respiratory therapy	$286,136	$288,542	$561,851	$567,112
Home medical equipment and other	29,045	26,867	58,507	55,168

Total	$315,181	$315,409	$620,358	$622,280

Net revenues for the three months ended June 30, 2005, decreased by $.2 million, a decrease of 0.1% compared with the three months ended June 30, 2004, and for the six months ended June 30, 2005, decreased by $1.9 million (or 0.3%) compared with the six months ended June 30, 2004. The 0.1% decrease in net revenues was comprised of 10.9% internal growth and 4.8% acquisition growth offset by a 15.7% revenue reduction from lower Medicare payment rates for inhalation drugs and certain items of DME that took effect on January 1, 2005 and oxygen equipment that took effect April 1, 2005 (see “Medicare Reimbursement”). The 0.3% decrease in net revenues in the six-month period was comprised of 8.8% internal growth and 4.3% acquisition growth offset by a 13.4% revenue reduction from lower Medicare payment rates. Net revenues for the three months and six months ended June 30, 2005 were negatively impacted by $49.6 million (or 15.7%) and $83.4 million (13.4%), respectively, as a result of the Medicare reimbursement reductions. The internal growth in net revenues excluding price reductions is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions. During the first half of 2005, we completed the acquisition of nine companies with aggregate annual revenues of approximately $42.0 million.

The contribution of oxygen and other respiratory therapy products to our net revenues was 90.8% and 90.6% respectively, during the three and six months ended June 30, 2005. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of goods and services as a percentage of net revenues increased to 21.4% and 20.0%, respectively, for the three and six months ended June 30, 2005, compared with 14.5% and 14.7% for the comparable prior year periods. The increase in costs expressed as a percentage of net revenues was due in part to a reduction in revenues from Medicare price cuts taking effect in the first and second quarters of 2005 and an increase in drug purchasing costs due to a product mix shift to higher cost branded products in our inhalation drug business.

Operating expenses as a percentage of net revenues for the three and six months ended June 30, 2005, increased to 23.4% and 23.2%, respectively, compared with 21.1% for the comparable prior year periods. This increase as a percentage of net revenues was due primarily to the effect on revenues of the lower Medicare reimbursement rates taking effect in the first and second quarters of 2005 and increased operating costs associated with recent business acquisitions.

Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues were 20.0% and 20.1% for the three and six months ended June 30, 2005, compared with 20.3% and 20.7% for the three and six months ended June 30, 2004. The reduction in SG&A expense expressed as a percentage of net revenues during the period resulted from cost controls and productivity gains at our overhead locations and lower advertising expenses, which partially offset the impact of the Medicare price cuts taking effect in the first and second quarters of 2005.

Operating income for the three and six months ended June 30, 2005, was $82.8 million (26.3% of net revenues) and $172.8 million (27.9% of net revenues), respectively, compared with $112.3 million (35.6% of net revenues) and $217.7 million (35.0% of net revenues) for the comparable three and six months of the prior year. The decrease in operating income is attributable primarily to the reduction of Medicare reimbursement rates for inhalation drugs and certain items of durable medical equipment effective January 1, 2005, decreased reimbursements rates for oxygen equipment that took effect on April 1, 2005 and increased costs of purchased inhalation drugs partially offset by gains in labor productivity and control over operating costs.

Liquidity And Capital Resources

Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operational needs, capital expenditures, acquisitions and debt service.

Net cash provided by operating activities decreased by 10.7% to $182.5 million for the six months ended June 30, 2005, compared with $204.4 million for the six months ended June 30, 2004. The decrease in net cash from operating activities was due primarily to a decrease in net income attributable to the reductions in Medicare reimbursement for respiratory medications and certain items of durable medical equipment that took effect on January 1, 2005 and the reduction in Medicare reimbursements for oxygen equipment that took effect on April 1, 2005, in addition to increased cost of sales related to a product mix shift in the inhalation drug business.

Net cash used in investing and financing activities was $141.7 million for the six months ended June 30, 2005. Activity during the six-month period ended June 30, 2005 included our investment of $66.8 million in business acquisitions, investment in capital equipment of $49.7 million and repurchases of our common stock for $155.2 million.

As of June 30, 2005, our principal sources of liquidity consisted of $175.7 million of working capital and up to $200.0 million available under our revolving bank credit facility.

On December 9, 2004, the Board of Directors authorized a plan to repurchase up to $250.0 million of the Company’s common stock. Purchases are made through the open market or privately negotiated transactions, subject to market conditions and trading restrictions. As of June 30, 2005, there have been approximately 3,719,067 shares purchased under this plan at a cost of approximately $155.2 million and the total common stock held in treasury, at cost, was $680.2 million.

In June 2003, we completed the sale of $275.0 million aggregate principal amount of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) in a private placement. The Debentures are convertible into shares of our common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. This is equivalent to a conversion price of approximately $53.33 per share of common stock. The Debentures are convertible into common stock in any calendar quarter if, among other circumstances, the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of our previous calendar quarter is greater than or equal to $64.00 (120% of the applicable conversion price per share of our common stock) on such last trading day. Interest on the Debentures is payable at the rate of 3.0% per annum on June 15 and December 15 of each year. The Debentures are senior unsecured obligations and will mature on June 15, 2033. The Debentures are redeemable by us on or after June 15, 2008 and may be put to us for repurchase on June 15, 2008, 2010, 2013, or 2018.

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

	Fiscal Years
	(remaining 6 months 2005)	2006	2007	2008	2009	Thereafter	Total
Short-term debt	$61,794	$5,953	$0	$0	$0	$0	$67,747
Long-term debt	0	0	0	0	0	275,000	275,000
Interest expense	6,406	8,605	8,362	8,250	8,250	193,508	233,381
Operating leases	16,515	24,811	16,645	7,689	2,486	83	68,229
Employment agreements	881	1,761	1,761	1,761	1,761	0	7,925

Total	$85,596	$41,130	$26,768	$17,700	$12,497	$468,591	$652,282

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”. SFAS No. 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation”, amends SFAS 95, “Statement of Cash Flows”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company will implement this standard effective

January 1, 2006. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

Forward Looking Statements

Statements in this report concerning future results, performance or expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All forward-looking statements included in this document are based upon information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. In some cases, forward-looking statements that involve risks and uncertainties contain terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or variations of these terms or other comparable terminology.

Key factors that have an impact on our ability to attain these estimates include potential reductions in reimbursement rates by government and other third-party payors, changes in reimbursement policies, the demand for our products and services, the availability of appropriate acquisition candidates and our ability to successfully complete and integrate acquisitions, efficient operations of our existing and future operating facilities, regulation and/or regulatory action affecting us or our business, economic and competitive conditions, access to borrowed and/or equity capital on favorable terms and other risks described below.

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

MMA contains provisions that reduce payment amounts, beginning in 2005, for oxygen equipment, standard wheelchairs (including standard power wheelchairs), nebulizers, diabetic supplies consisting of lancets and testing strips, hospital beds and air mattresses to the median prices paid under the Federal Employee Health Plan (“FEHP”). Reductions in payment rates for 2005 established by CMS for the non-oxygen items subject to the FEHP provisions range between 2% and 14%, reducing average reimbursement for these types of items provided by the Company by approximately 10%. The non-oxygen DME items subject to the 2005 Medicare price cuts accounted for approximately 2.5% of total revenues for the Company in 2004. MMA also freezes payment amounts for other covered DME items from 2004 to 2007.

On September 13, 2004, the OIG released a preliminary report entitled, “Medicare Payment Rates for Home Oxygen Equipment,” which was intended to serve as the basis for establishing Medicare payment rates for oxygen in 2005. The CMS Administrator, in his comment letter to the OIG, agreed with the OIG’s recommendation to use the pricing information contained in the OIG report to reduce the rates Medicare pays for home oxygen equipment in 2005. CMS also concurred with the OIG’s recommendation to consider alternative methods for determining future Medicare oxygen payment rates, such as competitive bidding, contracts with local or national providers, and capped rental arrangements.

On March 30, 2005, CMS released the new Medicare fee schedule amounts for oxygen equipment. The new payment rates were made effective for claims for oxygen equipment furnished after January 1, 2005, that are received by Medicare on or after April 1, 2005. We estimate that the new fee schedule resulted in a net price reduction of 8.7% for oxygen equipment provided by the Company to Medicare beneficiaries beginning in the second fiscal quarter of 2005. Oxygen equipment reimbursed by Medicare accounted for approximately 46% of total revenues for the Company in 2004.

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

On November 3, 2004, CMS issued its final rule, CMS-1429-FC, which established a monthly dispensing fee of $57.00 per customer for inhalation drug therapy in addition to the ASP-based payment rate for the drugs dispensed. The rule also established an alternative dispensing fee of $80.00 per customer when dispensed in 90-day increments. Payment rates for inhalation drugs are updated quarterly based on the manufacturer ASP calculated for the most recent calendar quarter for which data are available. Manufacturer ASP submissions are due to CMS not later than 30 days after the last day of each calendar quarter. Inhalation drug payment rates in the second quarter of 2005 were based on ASP data from the fourth quarter of 2004. The new ASP-based payment formula in effect for 2005 has resulted in substantially reduced payment rates for inhalation drugs. The combination of the new ASP payment rates for inhalation drugs commencing in 2005 and the monthly dispensing fee of $57.00 is expected to reduce total reimbursement for inhalation drug therapies provided by the Company by approximately 40% to 50% in fiscal 2005. Medicare-reimbursed inhalation drug therapies provided by the Company in 2004 accounted for approximately 23% of total revenues.

On August 1, 2005, CMS published proposed rule CMS-1502-P (the “proposed rule”) seeking comments on an appropriate dispensing fee level for inhalation drugs for 2006. While CMS intends to establish a dispensing fee amount for 2006 that is adequate to cover the costs of those services that appropriately fall within the scope of a dispensing fee, CMS believes that it is likely that this fee amount will be lower than the 2005 level. The proposed rule also seeks to change the methodology drug manufacturers use to calculate and report the ASP data and the weighting methodology followed by CMS in determining the Medicare payment amounts for drugs based on the ASP data. Comments on the proposed rule will be accepted by CMS until September 30, 2005. It is anticipated that CMS will publish a final rule some time in October or November of 2005, with an effective date of January 1, 2006.

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

RECENT REGULATORY CHANGES SUBJECT THE MEDICARE REIMBURSEMENT RATES FOR OUR EQUIPMENT AND SERVICES TO POTENTIAL DISCRETIONARY ADJUSTMENT BY CMS, WHICH COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

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

FUTURE REDUCTIONS IN REIMBURSEMENT RATES UNDER MEDICAID COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

Due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs, including funding for our equipment and services. These cuts have included, or may include, elimination or reduction of coverage for some or all of our equipment and services, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Approximately 5% of our customers are eligible for primary Medicaid benefits, and State Medicaid programs fund approximately 11% of our payments from primary and secondary insurance benefits. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for our equipment and services which, in turn, could have a material adverse effect on our financial position and operating results.

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

We derive a significant majority of our revenues from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. In 2004, approximately 55% of our revenues were derived from Medicare, 26% from private insurance carriers, 11% from Medicaid and the balance directly from individual customers and commercial entities.

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

The following table sets forth the estimated fair value of our long-term obligations and our estimate of the impact from a 10% decrease in interest rates on the fair value of our long-term obligations and the associated change in annual interest expense. We had no derivative securities as of June 30, 2005.

Market Risk Sensitive Instruments – Interest Rate Sensitivity (assuming 10% Decrease in Interest Rates):

(dollars in thousands)	Face Amount	Carrying Amount	Fair Value	Estimated Change in Fair Value
As of June 30, 2005:
Senior secured notes	$45,000	$45,000	$46,303	$142
Convertible debt	275,000	275,000	278,094	1,872
Deferred obligations	22,747	22,747	22,747	0
Revolving bank credit facility	0	0	0	0

As of December 31, 2004:
Senior secured notes	$45,000	$45,000	$46,591	$116
Convertible debt	275,000	275,000	295,625	2,234
Deferred obligations	23,230	23,230	23,230	0
Revolving bank credit facility	0	0	0	0

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Securities and Exchange Act of 1934, as amended) occurred during the fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2005, the Company repurchased approximately 3.7 million shares of its common stock at a cost of approximately $155.2 million under a publicly announced repurchase program approved by its Board of Directors. All repurchases were made in the open market, subject to market conditions and trading restrictions.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
January 1, 2005 to January 31, 2005	0	—	0	$250,000,000
February 1, 2005 to February 28, 2005	201,700	$40.23	201,700	$241,886,000
March 1, 2005 to March 31, 2005	1,437,867	$40.79	1,437,867	$183,235,000
April 1, 2005 to April 30, 2005	1,674,000	$42.55	1,674,000	$112,003,000
May 1, 2005 to May 31, 2005	405,500	$42.46	405,500	$94,784,000
June 1, 2005 to June 30, 2005	0	—	0	$94,784,000

Total	3,719,067	$41.74	3,719,067

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of the Security Holders

Our Annual Meeting of Shareholders was held on May 9, 2005. The following matters were voted on at the Annual Meeting, with the number of votes cast for, against or withheld, number of abstentions and broker non-votes, as applicable in each case, indicated next to such matter.

	For	Withheld	Abstain	Broker Non-Vote
1. Election of Directors
J. P. Byrnes	92,145,908	1,851,449	0	0
S. H. Altman, Ph.D.	93,134,024	863,333	0	0
C. B. Black	92,410,922	1,586,435	0	0
F. D. Byrne, M.D.	92,549,279	1,448,078	0	0
F. T. Cary	89,189,718	4,807,639	0	0
W. F. Miller, III	92,106,394	1,890,963	0	0

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included or incorporated herein: See Exhibit Index.

(b)	Furnished April 19, 2005: Announcement of the financial results for the quarter ended March 31, 2005.

(c)	Furnished April 28, 2005: Announcement of entry into Third Amendment to the Amended and Restated Credit Agreement with Bank of America N.A. as agent for the lenders.

(d)	Furnished June 17, 2005: Announcement of amended prearranged stock trading plan.

(e)	Furnished June 29, 2005: Announcement of entry into Fourth Amendment to the Amended and Restated Credit Agreement with Bank of America N.A. as agent for the lenders.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.
Registrant

/s/ PAUL G. GABOS
Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer

August 9, 2005

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