Form 10-Q
period 2005-09-30
LINCARE HOLDINGS INC
filed 2005-11-08
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, $0.01 par value	97,237,996

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$80,945	$33,614
Short-term investments	24,730	192,175
Restricted cash	169	2,365
Accounts receivable, net	149,980	137,891
Income taxes receivable	0	4,106
Inventories	2,554	2,354
Prepaid and other current assets	3,998	5,350

Total current assets	262,376	377,855

Property and equipment	717,167	678,377
Accumulated depreciation	(413,540)	(382,686)

Net property and equipment	303,627	295,691

Other assets:
Goodwill	1,135,731	1,035,865
Covenants not-to-compete, net	2,252	3,292
Other	8,062	8,361

Total other assets	1,146,045	1,047,518

Total assets	$1,712,048	$1,721,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term obligations	$18,101	$67,937
Accounts payable	35,202	26,786
Accrued expenses:
Compensation and benefits	24,566	20,639
Liability insurance	13,230	12,516
Other current liabilities	7,386	4,537
Income taxes payable	9,538	0

Total current liabilities	108,023	132,415

Long-term obligations, excluding current installments	275,470	275,293
Deferred income taxes	154,036	146,327
Minority interest	0	704

Total liabilities	537,529	554,739

Stockholders’ equity:
Common stock	1,275	1,250
Additional paid-in capital	349,031	278,884
Unearned compensation	(4,181)	(6,184)
Retained earnings	1,574,205	1,415,604
Treasury stock	(745,811)	(523,229)

Total stockholders’ equity	1,174,519	1,166,325

Total liabilities and stockholders’ equity	$1,712,048	$1,721,064

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net revenues	$320,121	$322,010	$940,479	$944,290

Costs and expenses:
Cost of goods and services	65,388	45,628	189,493	137,063
Operating expenses	75,156	67,473	219,061	198,778
Selling, general and administrative expenses	62,550	65,091	187,034	193,745
Bad debt expense	4,802	4,830	14,107	14,164
Depreciation expense	23,731	21,897	68,626	65,022
Amortization expense	415	383	1,265	1,141

	232,042	205,302	679,586	609,913

Operating income	88,079	116,708	260,893	334,377

Other income (expense):
Interest income	1,071	901	3,017	1,281
Interest expense	(3,168)	(4,498)	(10,060)	(13,635)
Net gain (loss) on disposal of property and equipment	26	(205)	74	(209)

	(2,071)	(3,802)	(6,969)	(12,563)

Income before income taxes	86,008	112,906	253,924	321,814
Income tax expense	32,136	42,498	95,323	121,094

Net income	$53,872	$70,408	$158,601	$200,720

Basic earnings per common share	$0.55	$0.71	$1.59	$2.02

Diluted earnings per common share	$0.52	$0.67	$1.52	$1.91

Weighted average number of common shares outstanding	98,294	99,807	99,605	99,428

Weighted average number of common shares and common share equivalents outstanding	105,506	107,185	107,102	106,891

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$158,601	$200,720
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	14,107	14,164
Depreciation expense	68,626	65,022
Net (gain) loss on disposal of property and equipment	(74)	209
Amortization expense	1,265	1,141
Amortization of debt issuance costs	549	611
Vesting of restricted stock	2,003	2,108
Deferred income tax benefit	7,708	19,172
Minority interest in net earnings of subsidiary	79	65
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts receivable	(22,283)	(8,775)
Decrease in inventories	238	250
Decrease in prepaid and other assets	1,174	487
Increase (decrease) in accounts payable	8,406	(4,719)
Increase (decrease) in accrued expenses	6,976	(1,381)
Increase in income taxes payable	37,113	31,651

Net cash provided by operating activities	284,488	320,725

Cash flows from investing activities:
Proceeds from sale of property and equipment	204	94
Capital expenditures	(73,906)	(67,919)
Purchases of short-term investments	(307,000)	(232,000)
Sales and maturities of short-term investments	474,445	89,000
Business acquisitions, net of cash acquired and purchase price adjustments	(81,945)	(40,884)
Cash restricted for future payments	12	(576)

Net cash provided by (used in) investing activities	11,810	(252,285)

Cash flows from financing activities:
Proceeds from issuance of debt	915	253
Payments of principal on debt and deferred acquisition obligations	(72,955)	(57,253)
Change in minority interests	(783)	(89)
Payments of debt issuance costs	(266)	(64)
Proceeds from exercise of stock options and issuance of common shares	44,953	13,047
Payments to acquire treasury stock	(220,831)	0

Net cash used in financing activities	(248,967)	(44,106)

Net increase in cash and cash equivalents	47,331	24,334
Cash and cash equivalents, beginning of period	33,614	9,815

Cash and cash equivalents, end of period	$80,945	$34,149

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,820	$12,309

Cash paid for taxes	$49,487	$75,141

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital lease	$815	$0

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

The Company classifies its investments in marketable securities with readily determinable fair values as investments available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. The Company has classified all investments as available-for-sale. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive gain or loss in stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

Concentration of Credit Risk: The Company’s revenues are generated through locations in 47 states. The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 66% and 67% of net revenues for the nine months ended September 30, 2005 and 2004, respectively.

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

During the nine months ended September 30, 2005, the Company acquired certain assets of 11 companies in separate transactions. Each acquisition was accounted for as a purchase of a business. The results of the acquired

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition.

The aggregate cost of the acquisitions described above was as follows:

(In thousands)
Cash	$81,945
Deferred acquisition obligations	26,027
Assumption of liabilities	437

$108,409

The aggregate purchase price was allocated as follows:

Current assets	$4,251
Property and equipment	2,786
Intangible assets	175
Goodwill	101,197

$108,409

Unaudited pro forma supplemental information on the results of operations for the nine months ended September 30, 2005 and September 30, 2004, is provided below and reflects the acquisitions as if they had been combined at the beginning of each period.

	For The Nine Months Ended September 30,
	2005	2004
	(In thousands, except per share data)
Net revenues	$964,632	$991,393

Net income	$164,098	$211,313

Income per common share:
Basic	$1.65	$2.13

Diluted	$1.57	$2.01

The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective preceding periods or of future results of operations of the combined companies.

Note 3. Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in the Company’s earnings, including securities that may be issued on conversion of convertible debentures and exercise of outstanding stock options. When the exercise of stock options would be anti-dilutive, they are excluded from the calculation. For the three months ended September 30, 2004, there were 2,523 shares excluded. There were no shares excluded for the other periods presented.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic – Income available to common stockholders	$53,872	$70,408	$158,601	$200,720
Adjustment for assumed dilution:
Interest on convertible debt, net of tax	1,292	1,287	3,865	3,861

Diluted – Income available to common stockholders and holders of dilutive securities	$55,164	$71,695	$162,466	$204,581

Denominator:
Weighted average shares	98,294	99,807	99,605	99,428
Effect of dilutive securities:
Stock options	2,055	2,221	2,340	2,306
Convertible debt	5,157	5,157	5,157	5,157

Adjusted weighted average shares	105,506	107,185	107,102	106,891

Per share amount:
Basic	$0.55	$0.71	$1.59	$2.02

Diluted (1)	$0.52	$0.67	$1.52	$1.91

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF No. 04-8, effective for reporting periods ending after December 15, 2004. Figures in 2004 have been restated for comparative purposes in accordance with the requirements of EITF No. 04-8.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 allows two alternative accounting methods: (1) a fair-value-based method, or (2) an intrinsic-value-based method which is prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. The Company has elected to account for its stock options under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Had the Company determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)		(In thousands, except per share data)
Net income:
As reported	$53,872	$70,408	$158,601	$200,720
Add: Stock-based employee compensation expense included in net income, net of related tax effects	537	1,314	1,251	1,314
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,502)	(5,136)	(6,624)	(10,966)

Pro forma	$51,907	$66,586	$153,228	$191,068

Earnings per common share:
Basic—as reported	$0.55	$0.71	$1.59	$2.02

Diluted—as reported (1)	$0.52	$0.67	$1.52	$1.91

Basic—pro forma	$0.53	$0.67	$1.54	$1.92

Diluted—pro forma (1)	$0.50	$0.63	$1.47	$1.82

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF No. 04-8, effective for reporting periods ending after December 15, 2004. Figures in 2004 have been restated for comparative purposes in accordance with the requirements of EITF No. 04-8.

Note 5. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the Company’s consolidated financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income (loss)) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners.

The Company had no unrealized gains or losses on short-term investments available-for-sale for the nine months ended September 30, 2005 and September 30, 2004.

Note 6. Noncash Financing and Investing Activities

In the normal course of business, the Company obtains seller financing on business acquisitions and also makes adjustments to seller financing from business acquisitions obtained in prior periods based on terms of the original purchase agreements. Terms of the financing are typically principal only. Seller financing incurred in the nine months ended September 30, 2005 and 2004, was $26.0 million and $9.0 million, respectively.

Note 7. New Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation”, amends SFAS No. 95, “Statement of Cash Flows”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company will implement this standard effective January 1, 2006. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Medicare Reimbursement

As a supplier of home oxygen and other respiratory therapy services for the home health care market, we participate in Medicare Part B, the Supplementary Medical Insurance Program, which was established by the Social Security Act of 1965. Providers of home oxygen and other respiratory therapy services have historically been heavily dependent on Medicare reimbursement due to the high proportion of elderly persons suffering from respiratory disease. Durable medical equipment (“DME”), including oxygen equipment, is traditionally reimbursed by Medicare based on fixed fee schedules.

On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, codified at Public Law 108-173 (“MMA”). The legislation, among other things, provides expanded Medicare prescription drug coverage, modifies payments to Medicare providers and institutes administrative reforms intended to improve Medicare program operations. MMA includes sweeping changes that impact a broad spectrum of health care industry participants, including physicians, pharmacies, manufacturers and pharmacy benefit managers, as well as other Medicare suppliers and providers including Lincare.

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

On November 3, 2004, the Centers for Medicare and Medicaid Services (“CMS”) issued its final rule, CMS-1429-FC, which established a monthly dispensing fee of $57.00 per customer for inhalation drug therapy in addition to the ASP-based payment rate for the drugs dispensed. The rule also established an alternative dispensing fee of $80.00 per customer when dispensed in 90-day increments. Payment rates for inhalation drugs are updated quarterly based on the manufacturer ASP calculated for the most recent calendar quarter for which data are available. Manufacturer ASP submissions are due to CMS not later than 30 days after the last day of each calendar quarter. Accordingly, inhalation drug payment rates in the third quarter of 2005 were based on ASP data from the first quarter of 2005. The new ASP-based payment formula in effect for 2005 has resulted in substantially reduced payment rates for inhalation drugs. The combination of the new ASP payment rates for inhalation drugs commencing in 2005 and the monthly dispensing fee of $57.00 is estimated by the Company to have reduced net revenues by approximately $101.4 million in the first nine months of 2005.

On November 2, 2005, CMS issued its final rule, CMS-1502-FC, establishing the dispensing fee amount for inhalation drugs for 2006. The final rule establishes a dispensing fee of $57.00 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and $33.00 for a 30-day supply of inhalation drugs for all other months. The rule also establishes a dispensing fee of $66.00 for a 90-day supply of inhalation drugs. We estimate that the reduction in the Medicare payment amount for the dispensing fee will reduce net revenues by approximately $46.0 million in 2006.

We continue to evaluate the impact of the reduced Medicare payment rates on our business. We can not determine the outcome of any future rulemaking by CMS nor the impact that such rulemaking might have on our ability to continue to provide inhalation drugs to Medicare beneficiaries. Further, we can not determine whether quarterly updates in ASP pricing data submitted by drug manufacturers and adopted by CMS will result in further reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on us in 2005 and beyond.

(2)	Reduces payment amounts for five categories of DME, including oxygen, beginning in 2005 and freezes payment amounts for other Medicare-covered DME items from 2004 to 2007. MMA contains provisions that will reduce Medicare payment amounts in 2005 for oxygen equipment, standard wheelchairs (including standard power wheelchairs), nebulizers, diabetic supplies consisting of lancets and testing strips, hospital beds and air mattresses to the median prices paid under the Federal Employee Health Plan (“FEHP”). Reductions in payment rates for 2005 established by CMS for the non-oxygen items subject to the FEHP provisions range between 2% and 14%, and are estimated by the Company to have reduced net revenues by approximately $2.6 million in the first nine months of 2005. MMA also freezes payment amounts for other Medicare-covered DME items through 2007.

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

On March 30, 2005, CMS released the new Medicare fee schedule amounts for oxygen equipment. The new payment rates were made effective for claims for oxygen equipment furnished after January 1, 2005, that are received by Medicare on or after April 1, 2005. We estimate that the new fee schedule resulted in a net price reduction of 8.7% for oxygen equipment provided by the Company to Medicare beneficiaries beginning in the second fiscal quarter of 2005. We estimate that these changes reduced net revenues in the second and third quarters of 2005 by approximately $31.1 million in aggregate.

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

(4)	Implements quality standards and accreditation requirements for DME suppliers. MMA instructs the Secretary to establish and implement quality standards for DME suppliers to be monitored by recognized independent accreditation organizations. Suppliers will be required to comply with these standards in order to receive payment for furnishing any covered item of DME to a Medicare beneficiary and to receive or retain a supplier number used to submit claims for reimbursement. We can not predict the nature or extent of the final quality standards to be implemented by CMS or the effect such standards would have on our ability to continue to provide products to Medicare beneficiaries.

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

Operating Results

The following table sets forth for the periods indicated a summary of the Company’s net revenues by source:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Oxygen and other respiratory therapy	$292,926	$294,277	$854,777	$861,389
Home medical equipment and other	27,195	27,733	85,702	82,901

Total	$320,121	$322,010	$940,479	$944,290

Net revenues for the three months ended September 30, 2005, decreased by $1.9 million, a decrease of 0.6% compared with the three months ended September 30, 2004, and for the nine months ended September 30, 2005, decreased by $3.8 million (or 0.4%) compared with the nine months ended September 30, 2004. The 0.6% decrease in net revenues was comprised of 10.0% internal growth and 5.5% acquisition growth offset by a 16.1% revenue reduction from lower Medicare payment rates for inhalation drugs and certain items of DME that took effect on January 1, 2005 and oxygen equipment that took effect April 1, 2005 (see “Medicare Reimbursement”). The 0.4% decrease in net revenues in the nine-month period was comprised of 9.2% internal growth and 4.7% acquisition growth offset by a 14.3% revenue reduction from lower Medicare payment rates. Net revenues for the three months and nine months ended September 30, 2005 were negatively impacted by $51.8 million (or 16.1%) and $135.1 million (or 14.3%), respectively, as a result of the Medicare reimbursement reductions. The internal growth in net revenues excluding price reductions is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions. During the first nine months of 2005, we completed the acquisition of 11 companies with aggregate annual revenues of approximately $62.0 million.

The contribution of oxygen and other respiratory therapy products to our net revenues was 91.5% and 90.9% respectively, during the three and nine months ended September 30, 2005. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of goods and services as a percentage of net revenues increased to 20.4% and 20.1%, respectively, for the three and nine months ended September 30, 2005, compared with 14.2% and 14.5% for the comparable prior year periods. The increase in costs expressed as a percentage of net revenues was due in part to a reduction in revenues from Medicare price cuts taking effect in the first nine months of 2005 and an increase in drug purchasing costs due to a product mix shift to higher cost branded products in our inhalation drug business.

Operating expenses as a percentage of net revenues for the three and nine months ended September 30, 2005, increased to 23.5% and 23.3%, respectively, compared with 21.0% and 21.1% for the comparable prior year periods. This increase as a percentage of net revenues was due primarily to the effect on revenues of the lower Medicare reimbursement rates taking effect in the first nine months of 2005 and increased operating costs associated with higher fuel costs and recent business acquisitions.

Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues were 19.5% and 19.9% for the three and nine months ended September 30, 2005, compared with 20.2% and 20.5% for the three and nine months ended September 30, 2004. The reduction in SG&A expense expressed as a percentage of net revenues resulted from cost controls and productivity gains at our overhead locations and lower advertising expenses, which partially offset the impact of the Medicare price cuts taking effect in the first nine months of 2005.

Operating income for the three and nine months ended September 30, 2005, was $88.1 million (27.5% of net revenues) and $260.9 million (27.7% of net revenues), respectively, compared with $116.7 million (36.2% of net revenues) and $334.4 million (35.4% of net revenues) for the comparable three and nine months of the prior year. The decrease in operating income is attributable primarily to the reduction of Medicare reimbursement rates for inhalation drugs and certain items of durable medical equipment effective January 1, 2005, decreased reimbursements rates for oxygen equipment that took effect on April 1, 2005 and increased costs of purchased inhalation drugs partially offset by customer volume growth, gains in labor productivity and control over operating costs. We estimate that the reductions in Medicare reimbursement rates reduced net revenues and operating income by approximately $51.8 million and $135.1 million, respectively, in the three and nine month periods ended September 30, 2005.

Liquidity and Capital Resources

Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operational needs, capital expenditures, acquisitions, debt service and share repurchases.

Net cash provided by operating activities decreased by 11.3% to $284.5 million for the nine months ended September 30, 2005, compared with $320.7 million for the nine months ended September 30, 2004. The decrease in net cash from operating activities was due primarily to a decrease in net income attributable to the reductions in Medicare reimbursement for respiratory medications and certain items of durable medical equipment that took effect on January 1, 2005 and the reduction in Medicare reimbursements for oxygen equipment that took effect on April 1, 2005, in addition to increased cost of sales related to a product mix shift in the inhalation drug business.

Net cash used in investing and financing activities was $237.2 million for the nine months ended September 30, 2005. Activity during the nine-month period ended September 30, 2005 included our investment of $81.9 million in business acquisitions, investment in capital equipment of $73.9 million, payments of principal on debt and deferred acquisition obligations of $73.0 million and repurchases of our common stock of $220.8 million.

As of September 30, 2005, our principal sources of liquidity consisted of $154.4 million of working capital and up to $200.0 million available under our revolving bank credit facility.

On December 9, 2004, the Board of Directors authorized a plan to repurchase up to $250.0 million of the Company’s common stock. Purchases are made through the open market or privately negotiated transactions, subject to market conditions and trading restrictions. As of September 30, 2005, there have been approximately 5,324,367 shares purchased under this plan at a cost of approximately $220.8 million and the total common stock held in treasury, at cost, was $745.8 million. On October 24, 2005, we announced the completion of the $250.0 million repurchase plan and the authorization by our Board of Directors of an additional $100.0 million of repurchases of our common stock.

In June 2003, we completed the sale of $275.0 million aggregate principal amount of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) in a private placement. The Debentures are convertible into shares of our common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. The conversion rate is equivalent to a conversion price of approximately $53.33 per share of common stock. The Debentures are convertible into common stock in any calendar quarter if, among other circumstances, the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of our previous calendar quarter is greater than or equal to $64.00 (120% of the applicable conversion price per share of our common stock) on such last trading day. Interest on the Debentures is payable at the rate of 3.0% per annum on June 15 and December 15 of each year. The Debentures are senior unsecured obligations and will mature on June 15, 2033. The Debentures are redeemable by us on or after June 15, 2008 and may be put to us for repurchase on June 15, 2008, 2010, 2013, or 2018.

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

Future Minimum Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under our revolving bank credit facility and Debentures, as well as contractual lease payments for facility, vehicle, and equipment leases and deferred acquisition obligations. The following table presents, in aggregate, scheduled payments under our contractual obligations (in thousands):

	Fiscal Years					Thereafter	Total
	(remaining 3 months 2005)	2006	2007	2008	2009
Short-term debt	$9,735	$8,021	$0	$0	$0	$0	$17,756
Long-term debt	0	0	0	0	0	275,000	275,000
Capital lease commitments	25	341	449	0	0	0	815
Interest expense	4,360	8,721	8,370	8,250	8,250	193,508	231,459
Operating leases	8,836	28,476	19,513	9,808	3,354	96	70,083
Employment agreements	441	1,761	1,761	1,761	1,761	0	7,485

Total	$23,397	$47,320	$30,093	$19,819	$13,365	$468,604	$602,598

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation”, amends SFAS No. 95, “Statement of Cash Flows”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company will implement this standard effective January 1, 2006. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

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

The MMA legislation contains provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. Among other things, MMA significantly reduces reimbursement for inhalation drug therapies in 2005, reduces payment amounts for five categories of DME, including oxygen, beginning in 2005, freezes payment amounts for other covered DME items through 2007, establishes a competitive acquisition program for DME beginning in 2007, and implements quality standards and accreditation requirements for DME suppliers. The MMA provisions, when implemented, could materially and adversely affect our business, financial condition, operating results and cash flows. See “MEDICARE REIMBURSEMENT” for a full discussion of the MMA provisions.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE AND RENTAL OF MEDICARE-COVERED DME ITEMS, INCLUDING OXYGEN, AND RECENT LEGISLATION REDUCES PAYMENT AMOUNTS FOR FIVE CATEGORIES OF DME, INCLUDING OXYGEN, BEGINNING IN 2005 AND IMPOSES A PAYMENT FREEZE FOR OTHER DME THROUGH 2007.

MMA contains provisions that reduce payment amounts, beginning in 2005, for oxygen equipment, standard wheelchairs (including standard power wheelchairs), nebulizers, diabetic supplies consisting of lancets and testing strips, hospital beds and air mattresses to the median prices paid under the Federal Employee Health Plan (“FEHP”). Reductions in payment rates for 2005 established by CMS for the non-oxygen items subject to the FEHP provisions range between 2% and 14%, and are estimated to have reduced our net revenues by approximately $2.6 million in the first nine months of 2005. MMA also freezes payment amounts for other covered DME items through 2007.

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

On March 30, 2005, CMS released the new Medicare fee schedule amounts for oxygen equipment. The new payment rates were made effective for claims for oxygen equipment furnished after January 1, 2005, that are received by Medicare on or after April 1, 2005. We estimate that the new fee schedule resulted in a net price reduction of 8.7% for oxygen equipment provided by the Company to Medicare beneficiaries beginning in the second fiscal quarter of 2005. We estimate that these changes reduced net revenues in the second and third quarters of 2005 by approximately $31.1 million in aggregate.

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

On November 3, 2004, CMS issued its final rule, CMS-1429-FC, which established a monthly dispensing fee of $57.00 per customer for inhalation drug therapy in addition to the ASP-based payment rate for the drugs dispensed. The rule also established an alternative dispensing fee of $80.00 per customer when dispensed in 90-day increments. Payment rates for inhalation drugs are updated quarterly based on the manufacturer ASP calculated for the most recent calendar quarter for which data are available. Manufacturer ASP submissions are due to CMS not later than 30 days after the last day of each calendar quarter. Inhalation drug payment rates in the third quarter of 2005 were based on ASP data from the first quarter of 2005. The new ASP-based payment formula in effect for 2005 has resulted in substantially reduced payment rates for inhalation drugs. The combination of the new ASP payment rates for inhalation drugs commencing in 2005 and the monthly dispensing fee of $57.00 is estimated to have reduced our net revenues by approximately $101.4 million in the first nine months of 2005.

On November 2, 2005, CMS issued its final rule, CMS-1502-FC, establishing the dispensing fee amount for inhalation drugs for 2006. The final rule establishes a dispensing fee of $57.00 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and $33.00 for a 30-day supply of inhalation drugs for all other months. The rule also establishes a dispensing fee of $66.00 for a 90-day supply of inhalation drugs. We estimate that the reduction in the Medicare payment amount for the dispensing fee will reduce net revenues by approximately $46.0 million in 2006.

We continue to evaluate the impact of the reduced Medicare payment rates on our business. We can not determine the outcome of any future rulemaking by CMS nor the impact that such rulemaking might have on our ability to continue to provide inhalation drugs to Medicare beneficiaries. Further, we can not determine whether quarterly updates in ASP pricing data submitted by drug manufacturers and adopted by CMS will continue to result in further reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on Lincare in 2005 and beyond. Such payment adjustments could have a material adverse effect on our financial position and operating results.

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

We derive a significant majority of our revenues from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Approximately 55% of our revenues are derived from Medicare, 26% from private insurance carriers, 11% from Medicaid and the balance directly from individual customers and commercial entities.

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

The following table sets forth the estimated fair value of our long-term obligations and our estimate of the impact from a 10% decrease in interest rates on the fair value of our long-term obligations and the associated change in annual interest expense. We had no derivative securities as of September 30, 2005.

Market Risk Sensitive Instruments – Interest Rate Sensitivity (assuming 10% Decrease in Interest Rates):

(dollars in thousands)	Face Amount	Carrying Amount	Fair Value	Estimated Change in Fair Value
As of September 30, 2005:
Convertible debt	$275,000	$275,000	$275,000	$1,989
Deferred obligations	18,571	18,571	18,571	0
Senior secured notes	0	0	0	0
Revolving bank credit facility	0	0	0	0

As of December 31, 2004:
Convertible debt	$275,000	$275,000	$295,625	$2,234
Deferred obligations	23,230	23,230	23,230	0
Senior secured notes	45,000	45,000	46,591	116
Revolving bank credit facility	0	0	0	0

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Securities and Exchange Act of 1934, as amended) occurred during the fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2005, the Company repurchased approximately 5.3 million shares of its common stock in the open market at a cost of approximately $220.8 million under a publicly announced repurchase program approved by its Board of Directors.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
January 1, 2005 to January 31, 2005	0	—	0	$250,000,000
February 1, 2005 to February 28, 2005	201,700	$40.23	201,700	$241,886,000
March 1, 2005 to March 31, 2005	1,437,867	$40.79	1,437,867	$183,235,000
April 1, 2005 to April 30, 2005	1,674,000	$42.55	1,674,000	$112,003,000
May 1, 2005 to May 31, 2005	405,500	$42.46	405,500	$94,784,000
June 1, 2005 to June 30, 2005	0	—	0	$94,784,000
July 1, 2005 to July 31, 2005	1,605,300	$40.87	1,605,300	$29,169,000
August 1, 2005 to August 31, 2005	0	—	0	$29,169,000
September 1, 2005 to September 30, 2005	0	—	0	$29,169,000

Total	5,324,367	$41.48	5,324,367

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of the Security Holders - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included or incorporated herein: See Exhibit Index.

(b)	Furnished July 26, 2005: Announcement of the financial results for the quarter ended June 30, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.
Registrant

/s/ PAUL G. GABOS
Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer

November 8, 2005

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