Form 10-K
period 2005-12-31
LINCARE HOLDINGS INC
filed 2006-03-09
CIK 882235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number 0-19946

Lincare Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0331330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

19387 US 19 North Clearwater, Florida	33764
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:
(727) 530-7700
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X] No [  ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer    [X]        Accelerated filer    [  ]        Nonaccelerated filer    [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ]  No [X]

The aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant, based on a $40.90 closing sale price of the common stock on June 30, 2005, as reported on the NASDAQ National Market System, was approximately $4,066,257,795.

As of February 28, 2006, there were 95,599,998 outstanding shares of the registrant’s common stock, par value $.01, which is the only class of capital stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders of Lincare Holdings Inc. which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

Table of Contents

LINCARE HOLDINGS INC. AND SUBSIDIARIES
FORM 10-K
For The Year Ended December 31, 2005
INDEX

PART I

Item 1.	Business

General

Lincare Holdings Inc., together with its subsidiaries (“Lincare,” the “Company,” “we” or “our”), is one of the nation’s largest providers of oxygen and other respiratory therapy services to patients in the home. Our customers typically suffer from chronic obstructive pulmonary disease (“COPD”), such as emphysema, chronic bronchitis or asthma, and require supplemental oxygen or other respiratory therapy services in order to alleviate the symptoms and discomfort of respiratory dysfunction. Lincare currently serves approximately 625,000 customers in 47 states through 883 operating centers. Lincare Holdings Inc. is a Delaware corporation.

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

Business Strategy

Our strategy is to increase our market share through internal growth and strategic business acquisitions. Lincare achieves internal growth in existing geographic markets through the addition of new customers and referral sources to our network of local operating centers. In addition, we expand into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when we believe such expansion will enhance our business. In 2005, Lincare acquired 15 local and regional companies with operations in multiple states. These acquisitions expanded our presence in states where we had existing locations.

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

We will continue our focus on providing oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our primary business. In 2005, oxygen and other respiratory therapy services accounted for approximately 91% of Lincare’s net revenues.

Products and Services of Lincare

Lincare primarily provides oxygen and other respiratory therapy services to patients in the home. We also provide a variety of durable medical equipment (“DME”) and home infusion therapies in certain geographic markets. When a physician, hospital discharge planner, or other source refers a patient to one of our operating centers, our customer representative obtains the necessary medical and insurance coverage information, assignment of benefits to Lincare, and coordinates the delivery of patient care. The prescribed therapy is delivered by one of our service representatives or clinicians at the customer’s home, where instruction and training are provided to the customer and the customer’s family regarding appropriate equipment use and maintenance and compliance with the prescribed therapy. Following the initial setup, our service representatives and/or clinicians make periodic visits to the customer’s home, the frequency of which is dictated by the type of therapy prescribed and physician orders. All services and equipment provided by Lincare are coordinated with the customer’s physician. During the period that we provide services and equipment for a customer, the customer remains under the physician’s care and medical supervision. We employ respiratory therapists, nurses and other qualified clinicians to perform certain training and other functions in connection with our services. Clinicians are licensed where required by applicable law.

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

Company Operations

Management.    We maintain a decentralized approach to management of our local business operations. Decentralization of managerial decision-making enables our operating centers to respond promptly and effectively to local market demands and opportunities. We believe that the personalized nature of customer requirements, and referral relationships characteristic of the home health care business, mandate that we maintain a localized operating structure.

Each of our 883 operating centers is managed by a center manager who is responsible and accountable for the operating and financial performance of the center. Service and marketing functions are performed at the local operating level, while strategic development, financial control and operating policies are administered at the corporate level. Reporting mechanisms are in place at the operating center level to monitor performance and ensure field accountability.

A team of area managers directly supervises individual operating center managers, serving as an additional mechanism for assessing and improving performance of our operations. Lincare’s operating centers are served by regional billing centers, which control all of our billing and reimbursement functions.

MIS Systems.    We believe that our proprietary management information systems are one of our key competitive advantages. The systems provide management with critical information on a timely basis to measure and evaluate performance levels company-wide. Management reviews monthly reports including revenues and profitability by individual center, accounts receivable and cash collection performance, equipment controls and utilization, customer activity and manpower trends. We have an in-house staff of computer programmers, which enables us to continually enhance our computer systems in order to provide timely financial and operational information and to respond promptly to changes in reimbursement regulations and policies.

Our billing system has both manual and computerized functions and processes that are designed to maintain the integrity of revenue and accounts receivable. Third-party payors, such as Medicare, that can accommodate electronic claims submission are billed electronically on a daily basis from our central computer system. Paper claims and invoices are generated and billed to various state Medicaid agencies, commercial payors and individual customers when electronic billing is unavailable. Electronic billing expedites the billing process and generally allows us to receive payment more quickly. The medical billing process requires the collection of various paper documents from customers and referral sources. Information such as customer demographics, insurance coverage and verification, prescriptions from physicians, delivery receipts, billing authorizations and assignments of benefits to Lincare, is gathered at the local operating centers and forwarded to our regional billing offices for review and manual input into our billing system. Item codes within the system representing specific products supplied to customers are matched against the Healthcare Common Procedure Coding System (“HCPCS”) for verification and accuracy of billing codes. Price tables within the system containing expected allowable payment amounts are manually maintained and updated by the regional billing offices based on published Medicare and Medicaid fee schedules and bulletins, as well as contracts and supplier notifications from private insurance companies.

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

	Year Ended December 31,
Payors	2005	2004	2003
Medicare and Medicaid programs	67%	67%	67%
Private insurance	26	26	26
Direct payment	7	7	7
	100%	100%	100%

Third-party reimbursement is a complicated process that involves submission of claims to multiple payors, each having its own specific claim requirements. To operate effectively in this environment, we have designed and implemented a proprietary computer system to decrease the time required for the submission and processing of third-party claims. Our systems are capable of tailoring the submission of claims to the specifications of individual payors. Our in-house management information system capabilities also enable reimbursement or regulatory changes to be adjusted quickly. These features serve to decrease the processing time of claims for payment resulting in more rapid collection of accounts receivable.

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

Lincare’s referral sources recognize our reputation for providing high-quality equipment and service and have historically provided a steady flow of customers. While we view our referral sources as fundamental to our business, no single referral source accounts for more than one percent of our revenues. Lincare has approximately 625,000 active customers, and the loss of any single referral source, customer or group of customers would not materially impact our business.

Lincare has received accreditation from the Community Health Accreditation Program. Accreditation by a national accrediting body represents a marketing benefit to our operating centers and provides for a recognized quality assurance program. The recently enacted Medicare Prescription Drug, Improvement, and Modernization Act of 2003 will, once implemented, require home medical equipment providers to be accredited or licensed by independent agencies in order to participate in Medicare. Many private payors already require such accreditation.

Acquisitions

In 2005, we acquired, in unrelated acquisitions, certain operating assets of 15 local and regional companies with operations in multiple states and also purchased the remaining equity interest in two companies in which we had previously acquired partial ownership. These acquisitions resulted in the addition of 34 new operating centers.

In 2004, we acquired, in unrelated acquisitions, certain operating assets of 26 local and regional companies with operations in multiple states and also purchased the remaining equity interests in two companies in which we had previously acquired partial ownership. These acquisitions resulted in the addition of 25 new operating centers.

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

On February 1, 2006, Congress passed the Deficit Reduction Act of 2005 (“DRA”). DRA contains provisions that will impact reimbursement for oxygen equipment and DME in 2007 and beyond. DRA changes the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment (including portable oxygen equipment) may not extend over a period of continuous use of longer than 36 months. On the first day that begins after the 36th continuous month during which payment is made for the oxygen equipment, the supplier would transfer title of the equipment to the beneficiary. Separate payments for oxygen contents would continue to be made for the period of medical need beyond the 36th month. Additional payments for maintenance and service of the oxygen equipment would be made if the Secretary of the Department of Health and Human Services (the “Secretary”) determines that such payments are reasonable and necessary in an amount determined to be appropriate by the Secretary. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use begins on January 1, 2006. We are unable to determine at this time the impact that the oxygen provisions contained in DRA will have on our financial condition or results of operations.

DRA also changes the reimbursement methodology for items of DME in the capped rental payment category, including but not limited to such items as continuous positive airway pressure (“CPAP”) devices, certain respiratory assist devices, nebulizers, hospital beds and wheelchairs. For such items of DME, payment may not extend over a period of continuous use of longer than 13 months. The option for a supplier to retain ownership of the item after a 15-month rental period and receive semi-annual maintenance and service payments would be eliminated. On the first day that begins after the 13th continuous month during which payment is made for the item, the supplier would transfer title of the item to the beneficiary. Additional payments for maintenance and service of the item would be made if the Secretary determines that such payments are reasonable and necessary in an amount determined to be appropriate by the Secretary. The DME capped rental provisions contained in DRA apply to items furnished for which the first rental month occurs on or after January 1, 2006. We can not predict at this time the impact that the DME provisions contained in DRA will have on our financial condition or results of operations.

On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, codified at Public Law 108-173 (“MMA”), was signed into law. The legislation, among other things, provides expanded Medicare prescription drug coverage, modifies payments to Medicare providers and institutes administrative reforms intended to improve Medicare program operations. MMA includes sweeping changes that impact a broad spectrum of health care industry participants, including physicians, pharmacies, manufacturers and pharmacy benefit managers, as well as other Medicare suppliers and providers including Lincare.

MMA contains provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. Among other things, MMA:

(1)	Significantly reduced reimbursement for inhalation drug therapies. Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered drugs, including the inhalation drugs that we provide, was limited to 95 percent of the published average wholesale price (“AWP”) for the drug. MMA established new payment limits and procedures for drugs reimbursed under Medicare Part B. Payments for inhalation drugs furnished during 2004 declined to 80 percent of the AWP in effect as of April 1, 2003, a reduction of approximately 15.8%. Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries are reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in MMA.

On November 3, 2004, the Centers for Medicare and Medicaid Services (“CMS”) issued rule CMS-1429-FC, which established a monthly dispensing fee of $57.00 per customer for inhalation drug therapy in addition to the ASP-based payment rate for the drugs dispensed. Payment rates for inhalation drugs are updated quarterly based on the manufacturer ASP calculated for the most recent calendar quarter for which data are available. The new ASP-based payment formula in effect for 2005 resulted in substantially reduced payment rates for inhalation drugs. The combination of the new ASP payment rates for inhalation drugs commencing in 2005 and the monthly dispensing fee of $57.00 is estimated by the Company to have reduced our net revenues by approximately $137.2 million in 2005.

On November 2, 2005, CMS issued rule CMS-1502-FC, establishing the dispensing fee amount for inhalation drugs for 2006. The final rule establishes a dispensing fee of $57.00 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and a reduced fee of $33.00 for a 30-day supply of inhalation drugs for all other months. We estimate that the reduction in the dispensing fee to $33.00 will reduce net revenues by approximately $46.0 million in 2006. Additionally, we estimate that the inhalation drug payment rates established by CMS for the first quarter of 2006 (based on available manufacturer ASP data) will result in annualized reductions in our net revenues of at least $8.6 million in 2006.

We continue to evaluate the impact of the reduced Medicare payment rates on our business. We can not determine the outcome of any future rulemaking by CMS nor the impact that such rulemaking might have on our ability to continue to provide inhalation drugs to Medicare beneficiaries. Further, we can not determine whether quarterly updates in ASP pricing data submitted by drug manufacturers and adopted by CMS will result in further reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on us in 2006 and beyond.

(2)	Reduced payment amounts for five categories of DME, including oxygen, beginning in 2005 and froze payment amounts for other Medicare-covered DME items through 2007. MMA contains provisions that reduced payment amounts, beginning in 2005, for oxygen equipment, standard wheelchairs (including standard power wheelchairs), nebulizers, diabetic supplies consisting of lancets and testing strips, hospital beds and air mattresses to the median prices paid under the Federal Employee Health Plan (“FEHP”). Reductions in payment rates for 2005 established by CMS for the non-oxygen items subject to the FEHP provisions went into effect as of January 1, 2005, and are estimated by the Company to have reduced our net revenues by approximately $3.6 million in 2005. MMA also froze payment amounts for other Medicare-covered DME items through 2007.

On March 30, 2005, CMS released the new Medicare fee schedule amounts for oxygen equipment. The new payment rates were made effective for claims for oxygen equipment furnished after January 1, 2005, that were received by Medicare on or after April 1, 2005. We estimate that the new fee schedule resulted in a net price reduction of 8.7% for oxygen equipment provided by the Company to Medicare beneficiaries beginning in the second fiscal quarter of 2005. We estimate that these changes reduced our net revenues in 2005 by approximately $47.5 million.

(3)	Establishes a competitive acquisition program for DME beginning in 2007. MMA instructs the Secretary to establish and implement programs under which competitive acquisition areas are established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. The program will be implemented in phases such that competition under the program occurs in 10 of the largest metropolitan statistical areas (“MSAs”) in 2007, 80 of the largest MSAs in 2009, and additional areas after 2009. Items selected for competitive acquisition may be phased in first among the highest cost and highest volume items and services or those items and services that the Secretary determines have the largest savings potential. In carrying out such programs, the

Secretary may exempt rural areas and areas with low-population density within urban areas that are not competitive, unless there is a significant national market through mail order for a particular item or service.

For each competitive acquisition area, the Secretary will conduct a competition under which providers will submit bids to supply certain covered items of DME. Successful bidders will be expected to meet certain program quality standards in order to be awarded a contract and only successful bidders can supply the covered items to Medicare beneficiaries in the acquisition area. The applicable contract award prices are expected to be less than would be paid under current Medicare fee schedules and contracts will be re-bid at least every three years. The Secretary will be required to award contracts to multiple entities submitting bids in each area for an item or service, but will have the authority to limit the number of contractors in a competitive acquisition area to the number needed to meet projected demand. The Secretary may use competitive bid pricing information to adjust the payment amount otherwise in effect for an area that is not a competitive acquisition area. We can not predict the effect of the competitive acquisition program or the Medicare payment rates that will be in effect in 2007 and beyond for the items ultimately subjected to competitive bidding.

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

On January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature will be reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices will cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. The rule will apply to claims received on or after April 1, 2006. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date will count toward the 13-month cap. In 2005, RADs with a backup rate feature accounted for approximately $18.6 million of our net revenues.

On February 13, 2006, a final rule governing CMS’s Inherent Reasonableness (“IR”) authority became effective. The IR rule establishes a process for adjusting payments for Medicare Part B services when existing payment amounts are determined to be either grossly excessive or deficient. The rule describes the factors CMS or its contractors will consider in making such determinations and the procedures that will be followed in establishing new payment amounts. To date, no payment adjustments have occurred or been proposed as a result of the IR rule.

The effectiveness of the IR rule itself does not trigger payment adjustments for any items or services. Nevertheless, the IR rule puts in place a process that eventually could have a significant impact on Medicare payments for such Part B services as home oxygen, DME and Part B covered prescription drugs. We can not predict whether CMS will exercise its IR authority with respect to reimbursement or payment of certain products and services that we provide to Medicare beneficiaries, or the effect such payment adjustments would have on our financial position or operating results.

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

Employees

As of January 31, 2006, we had 8,258 employees. None of our employees are covered by collective bargaining agreements. We believe that the relations between our management and employees are good.

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

Item 1A.	Risk Factors

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

As a provider of home oxygen and other respiratory therapy services for the home health care market, we have historically depended heavily on Medicare reimbursement as a result of the high proportion of elderly persons suffering from respiratory disease. Medicare Part B, the Supplementary Medical Insurance Program, provides coverage to eligible beneficiaries for DME, such as oxygen equipment, respiratory assistance devices, continuous positive airway pressure devices, nebulizers and associated respiratory medications, hospital beds and wheelchairs for the home setting. Approximately 78 percent of our customers have primary coverage under Medicare Part B. There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical equipment and services. Medicare reimbursement is subject to statutory and regulatory changes, retroactive rate adjustments, administrative and executive orders and governmental funding restrictions, all of which could materially decrease payments to us for the services and equipment we provide.

Recent legislation, including DRA and MMA, contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. DRA contains provisions that will negatively impact reimbursement for oxygen equipment beginning in 2009 and DME items subject to capped rental payments beginning in 2007. MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of DME, including oxygen, beginning in 2005, freezes payment amounts for other covered DME items through 2007, establishes a competitive acquisition program for DME beginning in 2007, and implements quality standards and accreditation requirements for DME suppliers. The DRA and MMA provisions, when fully implemented, could materially and adversely affect our business, financial condition, operating results and cash flows. See “MEDICARE REIMBURSEMENT” for a full discussion of the DRA and MMA provisions.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE AND RENTAL OF MEDICARE-COVERED OXYGEN AND DME ITEMS, AND RECENT LEGISLATIVE ACTS IMPOSE SUBSTANTIAL CHANGES IN THE MEDICARE PAYMENT METHODOLOGIES AND REDUCTIONS IN THE MEDICARE PAYMENT AMOUNTS FOR THESE ITEMS.

DRA changes the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment (including portable oxygen equipment) may not extend over a period of continuous use of longer than 36 months. On the first day that begins after the 36th continuous month during which payment is made for the oxygen equipment, the supplier would transfer title of the equipment to the beneficiary. Separate payments for oxygen contents would continue to be made for the period of medical need beyond the 36th month. Additional payments for maintenance and service of the oxygen equipment would be made if the Secretary of the Department of Health and Human Services (the “Secretary”) determines that such payments are reasonable and necessary in an amount determined to be appropriate by the Secretary. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use begins on January 1, 2006. We are unable to determine at this time the impact that the oxygen provisions contained in DRA will have on our financial condition or results of operations.

DRA also changes the reimbursement methodology for items of DME in the capped rental payment category, including but not limited to such items as continuous positive airway pressure (CPAP) devices, certain respiratory assist devices, nebulizers, hospital beds and wheelchairs. For such items of DME, payment may not extend over a period of continuous use of longer than 13 months. The option for a supplier to retain ownership of the item after a 15-month rental period and receive semi-annual maintenance and service payments would be eliminated. On the first day that begins after the 13th continuous month during which payment is made for the item, the supplier would transfer title of the item to the beneficiary. Additional payments for maintenance and service of the item would be made if the Secretary determines that such payments are reasonable and necessary in an amount determined to be appropriate by the Secretary. The DME capped rental provisions contained in DRA apply to items furnished for which the first rental month occurs on or after January 1, 2006. We can not predict at this time the impact that the DME provisions contained in DRA will have on our financial condition or results of operations.

MMA contains provisions that reduced payment amounts, beginning in 2005, for oxygen equipment, standard wheelchairs (including standard power wheelchairs), nebulizers, diabetic supplies consisting of lancets and testing strips, hospital beds and air mattresses to the median prices paid under the Federal Employee Health Plan (“FEHP”) (See “MEDICARE REIMBURSEMENT”). Reductions in payment rates for 2005 established by CMS for the non-oxygen items subject to the FEHP provisions went into effect as of January 1, 2005, and are estimated to have reduced our net revenues by approximately $3.6 million in 2005. MMA also freezes payment amounts for other covered DME items through 2007.

On March 30, 2005, CMS released the new Medicare fee schedule amounts for oxygen equipment. The new payment rates were made effective for claims for oxygen equipment furnished after January 1, 2005, that were received by Medicare on or after April 1, 2005. We estimate that the new fee schedule resulted in a net price reduction of 8.7% for oxygen equipment provided by the Company to Medicare beneficiaries beginning in the second fiscal quarter of 2005. We estimate that these changes reduced net revenues in 2005 by approximately $47.5 million.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED RESPIRATORY MEDICATIONS, AND RECENT LEGISLATION IMPOSED SIGNIFICANT REDUCTIONS IN MEDICARE REIMBURSEMENT FOR SUCH INHALATION DRUGS.

Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered Part B drugs, including inhalation drugs that we provide, was limited to

95 percent of the published average wholesale price (“AWP”) for the drug. MMA established new payment limits and procedures for drugs reimbursed under Medicare Part B (See “MEDICARE REIMBURSEMENT”). Payments for inhalation drugs furnished during 2004 declined to 80 percent of the AWP in effect as of April 1, 2003, a reduction of approximately 15.8%. Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries are reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in MMA.

On November 3, 2004, CMS issued rule CMS-1429-FC, which established a monthly dispensing fee of $57.00 per customer for inhalation drug therapy in addition to the ASP-based payment rate for the drugs dispensed. Payment rates for inhalation drugs are updated quarterly based on the manufacturer ASP calculated for the most recent calendar quarter for which data are available. The new ASP-based payment formula in effect for 2005 resulted in substantially reduced payment rates for inhalation drugs. The combination of the new ASP payment rates for inhalation drugs commencing in 2005 and the monthly dispensing fee of $57.00 is estimated to have reduced our net revenues by approximately $137.2 million in 2005.

On November 2, 2005, CMS issued rule CMS-1502-FC, establishing the dispensing fee amount for inhalation drugs for 2006. The final rule establishes a dispensing fee of $57.00 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and a reduced fee of $33.00 for a 30-day supply of inhalation drugs for all other months. We estimate that the reduction in the dispensing fee to $33.00 will reduce net revenues by approximately $46.0 million in 2006. Additionally, we estimate that the inhalation drug payment rates established by CMS for the first quarter of 2006 (based on available manufacturer ASP data) will result in annualized reductions in our net revenues of at least $8.6 million in 2006.

We continue to evaluate the impact of the reduced Medicare payment rates on our business. We can not determine the outcome of any future rulemaking by CMS nor the impact that such rulemaking might have on our ability to continue to provide inhalation drugs to Medicare beneficiaries. Further, we can not determine whether quarterly updates in ASP pricing data submitted by drug manufacturers and adopted by CMS will continue to result in further reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on Lincare in 2006 and beyond. Such payment adjustments could have a material adverse effect on our financial position and operating results.

RECENT REGULATORY CHANGES SUBJECT THE MEDICARE REIMBURSEMENT RATES FOR OUR EQUIPMENT AND SERVICES TO ADDITIONAL REDUCTIONS AND TO POTENTIAL DISCRETIONARY ADJUSTMENT BY CMS, WHICH COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

On January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature will be reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices will cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. The rule will apply to claims received on or after April 1, 2006. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date will count toward the 13-month cap. In 2005, RADs with a backup rate feature accounted for approximately $18.6 million of our net revenues.

In February 2006, a final rule governing CMS’ Inherent Reasonableness, or IR, authority became effective. The IR rule establishes a process for adjusting fee schedule amounts for Medicare Part B services when existing payment amounts are determined to be either grossly excessive or deficient. The rule describes the factors that CMS or its contractors will consider in making such determinations and the procedures that will be followed in establishing new payment amounts. To date, no payment adjustments have occurred or been proposed as a result of the IR rule.

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

RECENT LEGISLATION ESTABLISHING A COMPETITIVE BIDDING PROCESS UNDER MEDICARE COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

Recent legislation (See “MEDICARE REIMBURSEMENT”) instructs the Secretary to establish and implement programs under which competitive acquisition areas are established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. The program would be implemented in phases such that competition under the program occurs in 10 of the largest MSAs in 2007, 80 of the largest MSAs in 2009, and additional areas after 2009. Items selected for competitive acquisition may be phased in first among the highest cost and highest volume items and services or those items and services that the Secretary determines have the largest savings potential. In carrying out such programs, the Secretary may exempt rural areas and areas with low-population density within urban areas that are not competitive, unless there is a significant national market through mail order for a particular item or service.

For each competitive acquisition area, the Secretary would conduct a competition under which providers would submit bids to supply certain covered items of DME. Successful bidders would be expected to meet certain program quality standards in order to be awarded a contract and only successful bidders could supply the covered items to Medicare beneficiaries in the acquisition area. The applicable contract award prices are expected to be less than would be paid under current Medicare fee schedules, and contracts would be re-bid at least every three years. The Secretary will be required to award contracts to multiple entities submitting bids in each area for an item or service, but would have the authority to limit the number of contractors in a competitive acquisition area to the number needed to meet projected demand. The Secretary may use competitive bid pricing information to adjust the payment amount otherwise in effect for an area that is not a competitive acquisition area. We can not predict the outcome of the competitive acquisition program or the Medicare payment rates that will be in effect in 2007 and beyond for the items subject to competitive bidding. Competitive bidding, when implemented, could have a material adverse effect on our financial position and operating results.

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

FUTURE REDUCTIONS IN REIMBURSEMENT RATES FROM PRIVATE PAYORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Payors such as private insurance companies and employers are under pressure to increase profitability and reduce costs. In response, certain payors are limiting coverage or reducing reimbursement rates for the equipment and services we provide. Approximately 15% of our customers and approximately 26% of our primary and secondary payments are derived from private payors. Continued financial pressures on these entities could lead to further reimbursement reductions for our equipment and services that could have a material adverse effect on our financial condition and operating results.

WE DEPEND UPON REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR A SIGNIFICANT MAJORITY OF OUR REVENUES, AND IF WE FAIL TO MANAGE THE COMPLEX AND LENGTHY REIMBURSEMENT PROCESS, OUR BUSINESS AND OPERATING RESULTS COULD SUFFER.

We derive a significant majority of our revenues from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Approximately 56% of our revenues are derived from Medicare, 26% from private insurance carriers, 11% from Medicaid and the balance directly from individual customers and commercial entities.

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

COMPLIANCE WITH REGULATIONS UNDER THE FEDERAL HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 AND RELATED RULES, OR HIPAA, RELATING TO THE TRANSMISSION AND PRIVACY OF HEALTH INFORMATION COULD IMPOSE ADDITIONAL SIGNIFICANT COSTS ON OUR OPERATIONS.

Numerous federal and state laws and regulations, including HIPAA, govern the collection, dissemination, use and confidentiality of patient-identifiable health information. HIPAA requires us to comply with standards for the use and disclosure of health information within our company and with third parties. HIPAA also includes standards for common health care electronic transactions and code sets, such as claims information, plan eligibility, payment information and the use of electronic signatures, and privacy and electronic security of individually identifiable health information. Each set of HIPAA regulations requires health care providers, including us, in addition to health plans and clearinghouses, to develop and maintain policies and procedures with respect to protected health information that is used or disclosed.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.    Properties

Lincare owns its headquarters facility located in Clearwater, Florida and one of our 883 operating center locations. Lincare’s other 882 operating center locations are leased from unrelated third parties. Each operating center is a combination warehouse and office, with warehouse space generally comprising approximately 50 percent of the facility. Warehouse space is used for storage of adequate supplies of equipment necessary to conduct our business. We also lease 31 separate billing centers from unrelated third parties.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ National Market System under the symbol LNCR. The following table sets forth the high and low sales prices as reported by NASDAQ for the periods indicated.

	High	Low
2005
First quarter	$44.55	$38.51
Second quarter	46.00	40.65
Third quarter	44.16	37.89
Fourth quarter	44.76	37.80
2004
First quarter	$32.85	$28.22
Second quarter	35.52	30.10
Third quarter	34.20	28.45
Fourth quarter	43.33	29.60

As of February 28, 2006, there were approximately 177 holders of record of the 95,599,998 outstanding shares of Lincare common stock (excluding 32,280,293 shares held in treasury). The closing price of Lincare common stock on February 28, 2006, was $40.90 per share, as reported on the NASDAQ National Market System.

We have not paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. It is the present intention of our Board of Directors to retain all earnings in order to support the future growth of our business and, from time to time, when authorized by our Board of Directors, to repurchase our common stock on the open market.

During the year ended December 31, 2005, the Company repurchased approximately 7.8 million shares of its common stock in the open market at a cost of approximately $321.9 million under two publicly announced repurchase programs approved by its Board of Directors. The following table sets forth the purchases of our common stock during the fourth quarter of 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs
Balance forward (1)			5,324,367	$129,169,000
October 1, 2005 to October 31, 2005	1,195,883	$40.36	1,195,883	$80,898,000
November 1, 2005 to November 30, 2005	796,296	$42.90	796,296	$46,736,000
December 1, 2005 to December 31, 2005	449,184	$41.51	449,184	$28,090,000
Total	2,441,363	$41.45	7,765,730

(1)	Balance forward includes amounts remaining under the $250,000,000 repurchase program approved December 13, 2004 and the $100,000,000 repurchase program approved on October 24, 2005.

The following table sets forth information as of fiscal 2005 year-end with respect to compensation plans under which equity securities are authorized for issuance.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	9,706,685	(1)	$29.37	1,766,850
Equity compensation plans not approved by security holders	None		N/A	None
Total	9,706,685	(1)	$29.37	1,766,850

(1)	Includes 9.4 million shares that are reserved for issuance under various stock option plans and 260,000 shares that were issued under the Company’s restricted stock program.

Item 6.    Selected Financial Data

The selected consolidated financial data presented below the caption “Statements of Operations Data” for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, and the caption “Balance Sheet Data” as of December 31, 2005, 2004, 2003, 2002 and 2001 are derived from our consolidated financial statements audited by KPMG LLP, an independent registered public accounting firm.

The data set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and accompanying notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Certain Risk Factors Relating to the Company’s Business included in this report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$1,266,627	$1,268,531	$1,147,356	$960,904	$812,442
Cost of goods and services	253,260	184,398	171,658	144,525	123,406
Operating expenses	295,420	264,447	253,341	215,724	183,385
Selling, general and administrative expenses	251,839	257,019	239,656	201,468	167,269
Bad debt expense	18,999	19,028	17,210	14,414	12,187
Depreciation expense	93,260	86,615	75,007	63,299	54,699
Amortization expense	1,682	1,537	1,587	1,664	21,119
Other charges (1)	—	—	—	—	10,650
Operating income	352,167	455,487	388,897	319,810	239,727
Interest income	3,718	2,151	226	164	365
Interest expense	12,432	17,055	17,431	14,165	16,013
Net loss on disposal of property and equipment	387	180	428	147	71
Realized loss on derivative financial instrument	—	—	—	—	6,004
Income before income taxes	343,066	440,403	371,264	305,662	218,004
Income tax expense	129,370	166,975	139,153	115,234	83,060
Net income	$213,696	$273,428	$232,111	$190,428	$134,944
Income per common share:
Basic	$2.16	$2.74	$2.28	$1.78	$1.26
Diluted (2)	$2.06	$2.60	$2.19	$1.73	$1.23
Weighted average number of common shares outstanding	98,913	99,681	101,671	106,942	107,439
Weighted average number of common shares and common share equivalents outstanding (2)	106,306	107,223	107,414	109,770	110,071

(1)	In 2001, we recorded other charges of $10,650,000 of which $4,150,000 was related to the settlement of an investigation by the U.S. Attorney’s Office in Sacramento, California, without any admission by us of wrongdoing, including a $1,000,000 reserve for related legal expenses. The remaining $6,500,000 of other charges related to the execution of employment agreements with 16 mid-level management employees as well as the modification and extension of certain executive officer employment agreements.

(2)	Figures in 2005 and 2004 reflect the application of the “if converted” method of accounting for our outstanding convertible debentures in accordance with EITF Issue No. 04-8, effective for reporting periods ending after December 15, 2004. Figures in 2003 have been restated for comparative purposes in accordance with the requirements of EITF No. 04-8. Restatement of periods prior to 2003 was not necessary since no applicable convertible securities were outstanding in those periods.

	At December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Working capital	$104,870	$245,440	$39,933	$42,986	$(783)
Total assets	1,666,873	1,721,064	1,431,660	1,198,601	1,071,064
Long-term obligations, including current installments	289,141	343,230	386,753	209,243	223,264
Stockholders’ equity	1,137,876	1,166,325	848,247	856,290	738,958

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products and/or services are delivered. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review by either the Company or a third-party intermediary. Included in accounts receivable are earned but unbilled receivables. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of equipment and supplies to customers, we perform certain certification and approval procedures to ensure collection is probable and that unbilled accounts receivable are recorded at net realizable amounts (expected to be paid) by customers and third-party payors. Billing delays, ranging from several weeks to several months, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event that the third-party does not accept the claim for payment, the customer is ultimately responsible.

We perform analyses to evaluate the net realizable value of accounts receivable. Specifically, we consider historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.

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

Net Revenues

The following table sets forth for the periods indicated a summary of our net revenues by product category:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Oxygen and other respiratory therapy	$1,154,268	$1,156,676	$1,041,983
Home medical equipment and other	112,359	111,855	105,373
Total	$1,266,627	$1,268,531	$1,147,356

Net revenues for the year ended December 31, 2005 decreased by $1.9 million, a decrease of 0.2% below net revenues for 2004. The 0.2% decrease in net revenues in 2005 was comprised of 10.0% internal growth and 4.7% acquisition growth offset by reductions in Medicare reimbursement of 14.8%. The Medicare reimbursement reductions for inhalation drugs, oxygen equipment and DME that were effective in 2005 reduced net revenues in the year by $188.2 million (see “Medicare Reimbursement”). Net revenues for the year ended December 31, 2004 increased by $121.2 million, an increase of 10.6% over 2003. The 10.6% increase in net revenues in 2004 was comprised of 11.7% internal growth and 3.6% acquisition growth offset by reductions in Medicare reimbursement of 4.7%. Medicare reimbursement reductions for inhalation drugs in 2004 reduced net revenues in the year by $54.2 million. The internal growth in net revenues is attributable to underlying growth in the market for our products (estimated at 6.0% annually) and increased market share resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is estimated based on the contribution to net revenues for the four quarters following such acquisitions. During 2005 and 2004, we completed the acquisition of 15 businesses with annual revenues of approximately $68.0 million and 26 businesses with annual revenues of approximately $49.0 million, respectively.

The contribution of oxygen and other respiratory therapy products to our net revenues was 91.1%, 91.2% and 90.8%, respectively, for the years ended December 31, 2005, 2004 and 2003. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of Goods and Services

Cost of goods and services includes the cost of equipment (excluding depreciation), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory pharmacy operations. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory pharmacy operations of approximately $50.0 million, $48.7 million and $41.6 million in 2005, 2004 and 2003, respectively.

Cost of goods and services expressed as a percentage of net revenues was 20.0% for the year ended December 31, 2005, 14.5% for the year ended December 31, 2004 and 15.0% for the year ended December 31, 2003. The relationships of costs to net revenues during the periods were impacted by the Medicare price reductions discussed above (see “Net Revenues”). The increase in cost of goods and services in 2005 is attributable primarily to increased patient and drug shipment volumes and an increase in drug purchasing costs due to a product mix shift to higher cost branded products in our inhalation drug business. The improvement in 2004 over 2003 is attributable primarily to the achievement of more favorable pricing terms with our vendors and growth in higher gross margin respiratory product lines.

Operating and Other Expenses

Operating expenses expressed as a percentage of net revenues for the years ended December 31, 2005, 2004 and 2003 were 23.3%, 20.8% and 22.1%, respectively. The relationships of expenses to net revenues during the periods were impacted by the Medicare price reductions discussed above (see “Net Revenues”). Improvements in productivity and control of fixed costs enabled us to offset the negative impact of higher fuel costs associated with our delivery vehicles.

Selling, general and administrative expenses (“SG&A”) expressed as a percentage of net revenues for the years ended December 31, 2005, 2004 and 2003, were 19.9%, 20.3%, and 20.9% respectively. The relationships of expenses to net revenues during the periods were impacted by the Medicare price reductions discussed above (see “Net Revenues”). The improvements in SG&A resulted from cost controls and productivity gains at our overhead locations and lower advertising expenses, which partially offset the impact of the Medicare price cuts.

Bad debt expense as a percentage of net revenues was 1.5% for the years ended December 31, 2005, 2004 and 2003. We have achieved favorable results in accounts receivable collections over the past three years and overall days sales outstanding (“DSO”) were 40 days at December 31, 2005, up from 38 days at December 31, 2004 and down from 51 days at December 31, 2003. While we have achieved consistent results in managing bad debt expense over the past three years, continued growth in the pace of our acquisition program may contribute to an increase in our bad debt expense in the future. The integration of acquired companies into our regional billing and collections offices may temporarily disrupt collections, increasing the amount of accounts receivable written off as uncollectible.

Depreciation expense as a percentage of net revenues was 7.4% for the year ended December 31, 2005 compared with 6.8% and 6.5% for the years ended December 31, 2004 and 2003, respectively.

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

During 2005, we amortized $1.7 million of intangible assets compared with $1.5 million in 2004 and $1.6 million in 2003. Our net intangible assets were $1.2 billion as of December 31, 2005. Of this total, $1.9 million (consisting of various covenants not-to-compete) is being amortized over periods of one to seven years.

Operating Income

As shown in the table below, operating income for the year ended December 31, 2005 decreased $103.3 million when compared to the prior year. The decrease in operating income in 2005 is attributable primarily to the reduction of Medicare reimbursement rates for inhalation drugs and certain items of DME effective January 1, 2005, decreased reimbursement rates for oxygen equipment that took effect on April 1, 2005 and increased costs of purchased inhalation drugs, partially offset by customer volume growth, gains in labor productivity and control over operating costs. The increase in operating income in 2004 was a result of growth in our net revenues through a combination of internal growth and acquisitions, favorable product purchasing costs resulting from negotiations with our vendors, and gains in labor productivity which limited the growth in our salary and related expenses. We estimate that the reductions in Medicare reimbursement rates reduced net revenues and operating income in 2005 and 2004 by approximately $188.2 million and $54.2 million, respectively.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Operating income	$352,167	$455,487	$388,897
Percentage of net revenues	27.8%	35.9%	33.9%

Interest Expense

Interest expense for the year ended December 31, 2005 was $12.4 million, compared to $17.1 million and $17.4 million for the years ended December 31, 2004 and 2003, respectively. Interest expense in 2003 was impacted by the issuance in June 2003 of $275.0 million of 3.0% Convertible Senior Debentures due 2033 and the repayment of $30.0 million of 8.91% Senior Secured Notes in September, 2003. Interest expense in 2004 was impacted by the full year effect of the convertible debentures and the repayment of $50.0 million of 9.01% Senior Secured Notes in September 2004. Interest expense in 2005 was impacted by the convertible debentures being outstanding for a full year and the repayment of $45.0 million of 9.11% Senior Secured Notes in September 2005 (see “Liquidity and Capital Resources”).

Income Taxes

Our effective income tax rate was 37.7% for the year ended December 31, 2005 compared with 37.9% and 37.5% for the years ended December 31, 2004 and 2003, respectively.

Acquisitions

In 2005, the Company acquired, in unrelated acquisitions, certain operating assets of 15 local and regional companies resulting in the addition of 34 new operating centers. Additionally, the Company purchased the remaining equity interests in two companies in which we had previously acquired partial ownership. The aggregate cost of these acquisitions was $121.8 million and was allocated to acquired assets as follows: $4.3 million to current assets, $3.3 million to property and equipment, $0.2 million to separately identifiable intangible assets, and $114.0 million to goodwill.

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

At December 31, 2005, our working capital was $104.9 million, as compared to $245.4 million at December 31, 2004. The decline in working capital is primarily attributable to our use of $321.9 million to repurchase shares of our common stock in 2005.

Net cash provided by operating activities was $370.0 million for the year ended December 31, 2005, compared with $419.3 million for the year ended December 31, 2004 and $371.0 million for the year ended December 31, 2003. A significant portion of our assets consists of accounts receivable from third party payors that are responsible for payment for the equipment and services we provide. Our DSO was 40 days as of December 31, 2005 and 38 days as of December 31, 2004. We measure our DSO by dividing our net accounts receivable at the balance sheet date by the product of our latest quarterly net revenues times four, multiplied by 360 days.

Net cash used in investing and financing activities was $395.0 million, $395.5 million and $362.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Activity in the year ended December 31, 2005 included our investment of $93.3 million in business acquisitions, net investment in capital equipment of $103.9 million, net payments of debt of $78.9 million, proceeds of $50.4 million from issuance of common stock and $321.9 million in payments to acquire treasury stock.

As of December 31, 2005, our principal sources of liquidity consisted of approximately $47.0 million of cash and cash equivalents and $200.0 million available under our revolving credit agreement. The revolving credit agreement, dated April 25, 2002, makes available to us up to $200.0 million over a five-year period, subject to certain terms and conditions set forth in the agreement. We believe that internally generated funds, together with funds that may be borrowed under our revolving credit agreement, will be sufficient to meet our anticipated capital requirements and financial obligations. We believe that our credit standing provides us with adequate access to financial markets.

On October 24, 2005, the Board of Directors authorized a plan to repurchase up to $100.0 million of the Company’s common stock. As of December 31, 2005, the Company had repurchased $71.9 million of its common stock pursuant to the plan. Total common stock held in treasury (at cost) was $846.9 million at December 31, 2005. On February 14, 2006, the Board authorized a new share repurchase plan whereby the Company may repurchase, from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability.

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

	Fiscal Years
	2006	2007	2008	2009	2010	Thereafter	Total
Short-term debt	$13,357	$—	$—	$—	$—	$—	$13,357
Capital lease commitments	348	436	—	—	—	—	784
Long-term debt	—	—	—	—	—	275,000	275,000
Interest expense	8,769	8,411	8,250	8,250	8,250	185,258	227,188
Operating leases	30,900	21,605	11,718	4,172	622	—	69,017
Employment Agreements	1,821	1,821	1,821	1,821	—	—	7,284
Total	$55,195	$32,273	$21,789	$14,243	$8,872	$460,258	$592,630

New Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Share-Based Compensation,” and supersedes APB Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Under the regulations promulgated by the Securities and Exchange Commission, we are required to apply SFAS No. 123R as of January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. The modified prospective method requires compensation cost to be recognized beginning January 1, 2006 based on the requirements of SFAS No. 123R for all share-based payments granted after December 31, 2005 and based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. We have adopted SFAS No. 123R using the modified prospective method.

As permitted by SFAS No. 123, prior to January 1, 2006 we accounted for share-based payments to employees using the intrinsic value method of APB No. 25 and, as such, generally recognized no compensation cost for employee stock options and stock purchase plans. Accordingly, the adoption of the fair value method from SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123R depends on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of SFAS No. 123R would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share. The adoption of SFAS No. 123R will reduce net operating cash flows and increase net financing cash flows in periods of adoption as a result of the classification requirements of the benefits of tax deductions in excess of recognized compensation cost. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $26.5 million, $15.7 million and $9.1 million in 2005, 2004 and 2003, respectively.

Inflation

We have not experienced material increases in either the cost of supplies or operating expenses due to inflation, however, we estimate that increases in gasoline prices resulted in higher fuel costs of approximately $2.0 million in 2005. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation.

Segment Information

We follow Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 utilizes the “management” approach for determining reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. We maintain a decentralized approach to management of our local business operations. Decentralization of managerial decision-making enables our operating centers to respond promptly and effectively to local market demands and opportunities. We provide home health care equipment and services through 883 operating centers in 47 states. We view each operating center as a distinct part of a single “operating segment,” as each operating center generally provides the same products to customers. As a result, all of our operating centers are aggregated into one reportable segment.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The fair values of our debt instruments are subject to change as a result of changes in market prices or interest rates. We estimate potential changes in the fair value of interest rate sensitive financial instruments based on a hypothetical increase (or decrease) in interest rates. Our use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account anticipated operating and financial transactions.

The following table sets forth the estimated fair value of our long-term obligations and our estimate of the impact from a 10 percent decrease in interest rates on the fair value of our long-term obligations and the associated change in annual interest expense.

Market Risk Sensitive Instruments — Interest Rate Sensitivity

				(Assuming 10% Decrease in Interest Rates)
(dollars in thousands)	Face Amount	Carrying Amount	Fair Value	Hypothetical Change in Fair Value	Hypothetical Change in Annual Interest Expense
As of December 31, 2005:
Convertible debt	$275,000	$275,000	$276,375	$1,786	$—
Deferred acquisition obligations	13,357	13,357	13,357	—	—
Capital lease obligations	784	784	784	—	—
Senior secured notes	—	—	—	—	—
Revolving bank credit facility	—	—	—	—	—

As of December 31, 2004:
Convertible debt	$275,000	$275,000	$295,625	$2,234	$—
Deferred acquisition obligations	22,857	22,857	22,857	—	—
Capital lease obligations	280	280	280	—	—
Senior secured notes	45,000	45,000	46,591	116	—
Revolving bank credit facility	—	—	—	—	—

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

In conducting Lincare’s evaluation of the effectiveness of its internal control over financial reporting, Lincare has excluded the following acquisitions completed by Lincare in 2005: O’Ryan Health Care Group dba Physicians Preferred Home Healthcare and Best Buy Homecare of Louisiana, Inc. Collectively, these acquisitions constituted less than 1.0% of total assets as of December 31, 2005 and less than 1.0% of total revenues and net earnings for the year then ended.

Based on Lincare’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lincare Holdings Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Lincare Holdings Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Lincare Holdings Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Lincare Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting excluded the internal controls of O’Ryan Health Care Group dba Physicians Home Healthcare and Best Buy Homecare of Louisiana, Inc., which are included in the 2005 consolidated financial statements of the Company and collectively constituted less than 1.0% of total assets as of December 31, 2005 and less than 1.0% of total revenues and net earnings for the year then ended. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the entities referred to above.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincare Holdings Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

March 8, 2006
Tampa, Florida
Certified Public Accountants

Changes in Internal Control Over Financial Reporting.

There has been no change in Lincare’s internal control over financial reporting during the fourth fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, Lincare’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors and Executive Officers

Information regarding the directors of the Company will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 2006, under “Information Regarding the Board of Directors and Executive Officers,” and is herein incorporated by reference.

Audit Committee

The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additional information regarding the Audit Committee will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 2006, under “Committees and Meetings of the Board of Directors” and “Audit Committee Report,” and is herein incorporated by reference.

Audit Committee Financial Expert

The Board of Directors has designated William F. Miller, III as the Audit Committee “Financial Expert” as defined by Item 401(h) of Regulation S-K of the Exchange Act and has determined that he is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 2006, under “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and is herein incorporated by reference.

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

Item 11.    Executive Compensation

Information regarding executive compensation will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 2006, under “Executive Compensation,” and is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 2006, under “Security Ownership of Certain Beneficial Owners and Management” and is herein incorporated by reference.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accountant Fees and Services

The response to this item will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 2006, under “Audit Committee Report” and “Information Regarding the Independent Auditors of the Company,” and is herein incorporated by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)  (1) The following consolidated financial statements of Lincare Holdings Inc. and subsidiaries are filed as part of this Form 10-K starting at page F-1:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2005 and 2004

Consolidated Statements of Operations — Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows — Years ended December 31, 2005, 2004 and 2003

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

Furnished October 25, 2005: Announcement of the financial results for the quarter ended September 30, 2005.

Filed January 5, 2006: Announcement of the passing of Frank T. Cary, Director.

Furnished February 14, 2006: Announcement of the financial results for the quarter and year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed effective March 8, 2006 on its behalf by the undersigned, thereunto duly authorized.

LINCARE HOLDINGS INC.

/s/ PAUL G. GABOS

Paul G. Gabos
Secretary, Chief Financial and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Position	Date
/s/ JOHN P. BYRNES John P. Byrnes	Director, Chief Executive Officer and Principal Executive Officer	March 8, 2006

/s/ PAUL G. GABOS Paul G. Gabos	Secretary, Chief Financial Officer and Principal Accounting Officer	March 8, 2006

* Chester B. Black	Director	March 8, 2006

* William F. Miller, III	Director	March 8, 2006

* Frank D. Byrne, M.D.	Director	March 8, 2006

* Stuart H. Altman, Ph.D.	Director	March 8, 2006

*By:	/s/ JOHN P. BYRNES Attorney in fact

[This Page Intentionally Left Blank.]

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lincare Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Lincare Holdings Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule on page S-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincare Holdings Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lincare Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

March 8, 2006
Tampa, Florida
Certified Public Accountants

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
	(Dollars in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,544	$33,614
Short-term investments	38,425	192,175
Restricted cash	49	2,365
Accounts receivable, net (note 2)	144,130	137,891
Income taxes receivable	—	4,106
Inventories	4,613	2,354
Prepaid and other current assets	2,920	5,350
Total current assets	198,681	377,855
Property and equipment (note 3)	732,775	678,377
Accumulated depreciation	(422,639)	(382,686)
Net property and equipment	310,136	295,691
Other assets:
Goodwill	1,148,292	1,035,865
Covenants not-to-compete, less accumulated amortization of $19,816 in 2005 and $18,134 in 2004	1,885	3,292
Other	7,879	8,361
Total other assets	1,158,056	1,047,518
Total assets	$1,666,873	$1,721,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations (note 5)	$13,705	$67,937
Accounts payable	40,957	26,786
Accrued expenses:
Compensation and benefits	16,609	20,639
Liability insurance	11,886	12,516
Other current liabilities	3,843	4,537
Income taxes payable	6,811	—
Total current liabilities	93,811	132,415
Long-term obligations, excluding current installments (note 5)	275,436	275,293
Deferred income taxes (note 6)	159,750	146,327
Minority interest	—	704
Total liabilities	528,997	554,739
Stockholders’ equity (notes 5, 6, 7, and 8):
Common stock, $.01 par value. Authorized 200,000,000 shares; issued: 127,714,596 in 2005, 124,899,702 in 2004	1,277	1,250
Additional paid-in capital	357,511	278,884
Unearned compensation	(3,322)	(6,184)
Retained earnings	1,629,300	1,415,604
Less treasury stock, at cost: 31,596,545 shares in 2005 and 23,791,737 shares in 2004	(846,890)	(523,229)
Total stockholders’ equity	1,137,876	1,166,325
Commitments and contingencies (notes 4, 5 and 12)	—	—
Total liabilities and stockholders’ equity	$1,666,873	$1,721,064

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands, except per share data)
Net revenues (note 9)	$1,266,627	$1,268,531	$1,147,356
Costs and expenses:
Cost of goods and services	253,260	184,398	171,658
Operating expenses	295,420	264,447	253,341
Selling, general and administrative expenses	251,839	257,019	239,656
Bad debt expense	18,999	19,028	17,210
Depreciation expense	93,260	86,615	75,007
Amortization expense	1,682	1,537	1,587
	914,460	813,044	758,459
Operating income	352,167	455,487	388,897
Other income (expenses):
Interest income	3,718	2,151	226
Interest expense	(12,432)	(17,055)	(17,431)
Net loss on disposal of property and equipment	(387)	(180)	(428)
	(9,101)	(15,084)	(17,633)
Income before income taxes	343,066	440,403	371,264
Income tax expense (note 6)	129,370	166,975	139,153
Net income	$213,696	$273,428	$232,111
Income per common share (note 10):
Basic	$2.16	$2.74	$2.28
Diluted	$2.06	$2.60	$2.19
Weighted average number of common shares outstanding	98,913	99,681	101,671
Weighted average number of common shares and common share equivalents outstanding	106,306	107,223	107,414

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	(In thousands)
Balances at December 31, 2002	121,715	$1,217	$206,525	$—	$910,065	$(261,517)	$856,290
Exercise of stock options (note 8)	1,127	12	13,459	—	—	—	13,471
Tax benefit for exercise of employee stock options (notes 6 and 8)	—	—	9,127	—	—	—	9,127
Net income	—	—	—	—	232,111	—	232,111
Treasury stock issued	—	—	—	—	—	1,227	1,227
Treasury stock acquired	—	—	—	—	—	(263,979)	(263,979)
Balances at December 31, 2003	122,842	1,229	229,111	—	1,142,176	(524,269)	848,247
Exercise of stock options (note 8)	1,931	20	25,816	—	—	—	25,836
Issuance of restricted stock	127	1	8,246	(8,247)	—	—	—
Vesting of restricted stock	—	—	—	2,063	—	—	2,063
Tax benefit for exercise of employee stock options (notes 6 and 8)	—	—	15,711	—	—	—	15,711
Net income	—	—	—	—	273,428	—	273,428
Treasury stock issued	—	—	—	—	—	1,040	1,040
Balances at December 31, 2004	124,900	1,250	278,884	(6,184)	1,415,604	(523,229)	1,166,325
Exercise of stock options (note 8)	2,741	27	48,633	—	—	—	48,660
Shares issued through ESPP	52	—	1,723				1,723
Vesting of restricted stock	22	—	—	2,862	—	—	2,862
Treasury stock adjustment	—	—	1,751	—	—	(1,751)	—
Treasury stock acquired	—	—	—	—	—	(321,910)	(321,910)
Tax benefit for exercise of employee stock options (notes 6 and 8)	—	—	26,520	—	—	—	26,520
Net income	—	—	—	—	213,696	—	213,696
Balances at December 31, 2005	127,715	$1,277	$357,511	$(3,322)	$1,629,300	$(846,890)	$1,137,876

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$213,696	$273,428	$232,111
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	18,999	19,028	17,210
Depreciation expense	93,260	86,615	75,007
Net loss on disposal of property and equipment	387	180	428
Amortization expense	1,682	1,537	1,587
Amortization of debt issuance costs	738	419	784
Tax benefit of stock options	26,520	15,711	9,127
Vesting of restricted stock	2,862	2,063	—
Deferred income taxes	15,701	34,737	40,348
Minority interest in net earnings of subsidiary	79	79	89
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts receivable	(21,276)	(3,613)	(19,488)
(Increase) decrease in inventories	(1,809)	264	1,133
Increase in prepaid and other assets	(33)	(440)	(1,154)
Increase (decrease) in accounts payable	14,161	(8,517)	8,071
(Decrease) increase in accrued expenses	(5,933)	(9,218)	15,020
Increase (decrease) in income taxes payable	10,917	7,011	(9,302)
Net cash provided by operating activities	369,951	419,284	370,971
Cash flows from investing activities:
Proceeds from sale of property and equipment	7,052	146	6,260
Capital expenditures	(110,997)	(89,673)	(127,835)
Purchase of short-term investments	(360,950)	(291,575)	—
Sales and maturities of short-term investments	514,700	99,400	—
Business acquisitions, net of cash acquired (note 11)	(93,326)	(83,022)	(133,937)
Changes in cash restricted for future payments	10	(582)	(11,469)
Net cash used by investing activities	(43,511)	(365,306)	(266,981)
Cash flows from financing activities:
Proceeds from issuance of debt	112	292	570,471
Payments of principal on debt	(79,046)	(57,222)	(410,241)
Decrease in minority interest	(783)	(125)	(86)
Payments of debt issuance costs	(266)	—	(6,619)
Proceeds from issuance of common stock	50,383	25,836	13,471
Proceeds from issuance of treasury stock	—	1,040	1,227
Payments to acquire treasury stock	(321,910)	—	(263,979)
Net cash used by financing activities	(351,510)	(30,179)	(95,756)
Net (decrease) increase in cash and cash equivalents	(25,070)	23,799	8,234
Cash and cash equivalents, beginning of period	33,614	9,815	1,581
Cash and cash equivalents, end of period	$8,544	$33,614	$9,815
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,004	$17,626	$17,559
Cash paid for income taxes	$75,914	$114,030	$98,981
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital lease	$815	$—	$—

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business

Lincare Holdings Inc. and subsidiaries (the “Company”) provides oxygen, respiratory therapy services, infusion therapy services and home medical equipment such as hospital beds, wheelchairs and other medical supplies to the home health care market. The Company’s customers are serviced from locations in 47 states. The Company’s equipment and supplies are readily available and the Company is not dependent on a single supplier or even a few suppliers.

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products are delivered. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review by either the Company or a third-party intermediary. Included in accounts receivable are earned but unbilled accounts receivable from earned revenues. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of equipment and supplies to customers, the Company performs certain certification and

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

(1)    Description of Business and Summary of Significant Accounting Policies (Continued)

approval procedures to ensure collection is probable. Once the items are delivered, unbilled accounts receivable are recorded at net realizable amounts expected to be paid by customers and third-party payors. Billing delays, ranging from several weeks to several months, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources as well as interim transactions occurring between cycle billing dates established for each customer within the billing system, and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event the third party payor does not accept the claim, the customer is ultimately responsible. Amounts due from customers that are determined to be uncollectible are recognized as bad debt expense.

The Company performs analyses to evaluate the net realizable value of accounts receivable. Specifically, the Company considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that the Company’s estimates could change, which could have a material impact on the Company’s results of operations and cash flows.

(e)	Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short-term investments with a purchased maturity of less than three months to be cash equivalents.

(f)	Restricted Cash

Restricted cash is held in an interest-bearing investment account for the purposes of complying with and performing certain contractual payment obligations in connection with the May 2, 2003, purchase of health care related assets of Healthcare Solutions, Inc., an unrelated party. Payments and related interest to Healthcare Solutions, Inc. are included on the Statement of Cash Flows as payments of principal on debt and changes in cash restricted for future payments, respectively.

(g)	Financial Instruments

The Company believes the book value of its cash equivalents, short-term investments, accounts receivable, income taxes receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature. The book value of the Company’s revolving credit agreement and deferred acquisition obligations approximate their fair value as the applicable interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company. The fair value of the Company’s 3.0% Convertible Senior Debentures due June 15, 2003, is estimated based on several standard market variables including the Company’s stock price, yield to put/call through conversion and yield to maturity. The estimated fair value of the debentures at December 31, 2005 and 2004 was $276,375,000 and $295,625,000, respectively. There were no amounts outstanding on the Company’s Senior Secured Notes as of December 31, 2005. The fair value of the Senior Secured Notes as of December 31, 2004 was estimated based on the discounted value of the future cash flows expected to be paid over the maturity period of the notes. The estimated fair value of the senior secured notes at December 31, 2004 was $46,591,000.

(h)	Inventories

Inventories, consisting of equipment, supplies and replacement parts, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. Inventories are charged to cost of goods and services in the period in which products and related services are provided to customers.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

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

Goodwill results from the excess of cost over identifiable net assets of acquired businesses. Covenants not-to-compete are amortized on a straight-line basis over the life of the respective covenants, or one to seven years.

On January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment may exist. As of the adoption date, amortization of outstanding goodwill and other indefinite-lived intangible assets ceased. As required by SFAS 142, the Company performs impairment tests annually. The Company has determined that it has one reporting unit under SFAS 142. The estimate of the fair value of the reporting unit is based on the fair value of the Company’s outstanding common stock and exceeds the book value of the goodwill at December 31, 2005.

(k)	Other Assets

Other assets principally include capitalized costs of borrowing which are being amortized over the term of the respective debt.

(l)	Impairment or Disposal of Long-Lived Assets

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” In accordance with Statement 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(m)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

(1)    Description of Business and Summary of Significant Accounting Policies (Continued)

(n)	Advertising Costs

Advertising costs are charged to expense as incurred and are included in selling expenses.

(o)	Cost of Goods and Services

Costs of goods and services includes the cost of equipment (excluding depreciation), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory pharmacy operations. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory pharmacy operations amounting to approximately $50.0 million, $48.7 million and $41.6 million in 2005, 2004 and 2003, respectively.

(p)	Employee Benefit Plans

The Company has a defined contribution plan covering substantially all employees subject to specific plan requirements. The Company also sponsors an employee stock purchase plan that enables eligible employees to purchase shares of the Company’s common stock at the lower of 85 percent of the fair market value of the Company’s stock price on: (i) the last day of the offering period; or (ii) the last day of the prior offering period. Employees may elect to have up to 10% of their base salary withheld on an after-tax basis. Under the employee stock purchase plan, 1.2 million shares have been authorized for issuance. To date, 400,895 shares have been issued under this authorization. During 2005, the Company issued 51,939 shares at an average price of $33.18; during 2004, the Company issued 39,061 shares at an average price of $26.63; and during 2003, the Company issued 47,989 shares at an average price of $25.55 per share. In years prior to 2005, the Company funded their employee stock purchase plan using treasury shares. In 2005, the Company began funding their employee stock purchase plan by issuing new common shares. See Note 8 to the Consolidated Financial Statements for pro forma results assuming compensation expense had been recognized based on fair value as of the grant dates as prescribed by SFAS No. 123.

(q)	Stock Plans

The Company issues stock options and other stock-based awards to key employees and directors under stock-based compensation plans. The Company accounts for its stock-based compensation under APB 25, using the intrinsic-value method. The Company’s stock-based compensation is described more fully in Note 8 to the Consolidated Financial Statements.

Under the 2004 Stock Plan, certain key employees may be granted restricted stock at nominal cost to them. Restricted stock is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company’s common stock. Such value will be recognized as compensation expense ratably over the corresponding employee’s specified service period. Restricted stock vests upon fulfillment of specified performance and service-based conditions. On July 1, 2004, the Company granted 260,000 shares of restricted stock to certain key employees. The amount of compensation expense recognized for restricted stock in 2005 and 2004, was $2,862,000 and $2,061,800, respectively.

(r)	Segment Information

The Company follows Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 utilizes the “management” approach for determining reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company maintains a decentralized approach to management of its local business operations. Decentralization of managerial decision-making enables the Company’s operating centers to respond promptly and effectively to local market demands and opportunities. The Company provides home health care equipment and services through 883 operating centers in 47 states. The Company views each

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

(1)    Description of Business and Summary of Significant Accounting Policies (Continued)

operating center as a distinct part of a single “operating segment,” as each operating center provides essentially the same products to customers. Management reporting and analysis occurs at an individual operating center level and senior management reviews statements of operation for each of the Company’s operating centers on a monthly basis. As a result, all of the Company’s operating centers are aggregated into one reportable segment.

(s)	New Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Share-Based Compensation,” and supersedes APB Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Under the regulations promulgated by the Securities and Exchange Commission, we are required to apply SFAS No. 123R as of January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. The modified prospective method requires compensation cost to be recognized beginning January 1, 2006 based on the requirements of SFAS No. 123R for all share-based payments granted after December 31, 2005 and based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. We have adopted SFAS No. 123R using the modified prospective method.

As permitted by SFAS No. 123, prior to January 1, 2006 we accounted for share-based payments to employees using the intrinsic value method of APB No. 25 and, as such, generally recognized no compensation cost for employee stock options and stock purchase plans. Accordingly, the adoption of the fair value method from SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123R depends on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of SFAS No. 123R would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share. The adoption of SFAS No. 123R will reduce net operating cash flows and increase net financing cash flows in periods of adoption as a result of the classification requirements of the benefits of tax deductions in excess of recognized compensation cost. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $26.5 million, $15.7 million and $9.1 million in 2005, 2004 and 2003, respectively.

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
December 31, 2005, 2004 and 2003

(1)    Description of Business and Summary of Significant Accounting Policies (Continued)

(u)	Concentration of Credit Risk

The Company’s revenues are generated through locations in 47 states. The Company generally does not require collateral or other security in extending credit to its customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 67% of net revenues in 2005, 2004 and 2003.

(2)	Accounts Receivable

Accounts receivable at December 31, 2005 and 2004 consist of:

	2005	2004
	(In thousands)
Trade Accounts Receivable	$159,808	$153,359
Less allowance for uncollectible accounts	(15,678)	(15,468)
	$144,130	$137,891

(3)	Property and Equipment

Property and equipment at December 31, 2005 and 2004 consist of:

	2005	2004
	(In thousands)
Land and improvements	$3,072	$3,072
Building and improvements	20,397	19,537
Equipment and furniture	709,306	655,768
	$732,775	$678,377

Rental equipment of approximately $566.3 million in 2005 and $524.8 million in 2004 is included with equipment and furniture.

(4)	Leases

The Company has entered into several capital leases covering computer operating systems with outstanding balances of $0.8 million at December 31, 2005 and $0.3 million at December 31, 2004, respectively. In the table below, the 2005 balance relates to equipment acquired under a 2 year capital lease during 2005 and the 2004 balance relates to equipment acquired in 2003 under a 2 year capital lease.

	2005	2004
	(In thousands)
Equipment and furniture	$815	$4,108
Less accumulated depreciation	(82)	(1,300)
	$733	$2,808

Amortization of assets held under capital leases is included with depreciation expense.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

(4)    Leases (Continued)

The Company has noncancelable lease obligations, primarily for buildings, office equipment and vehicles, that expire over the next six years and that provide for renewal options for periods ranging from one year to five years and require the Company to pay ancillary costs such as maintenance and insurance. Operating lease expense was approximately $43.2 million in 2005, $39.6 million in 2004 and $36.9 million in 2003. Future minimum lease payments under capital leases and noncancelable operating leases as of December 31, 2005, are as follows:

	Capital leases	Operating leases
	(In thousands)
2006	$348	$30,900
2007	436	21,605
2008	—	11,718
2009	—	4,172
2010	—	622
Total minimum lease payments	$784	$69,017

(5)	Long-Term Obligations

Long-term obligations at December 31, 2005 and 2004 consist of:

	2005	2004
	(In thousands)
Senior secured notes bearing fixed interest at 9.11% on $45,000,000 due and paid September 2005; and 9.01% on $50,000,000 due and paid September 2004 and unamortized gain from termination of interest rate swap agreement	$—	$45,093
Convertible debt to mature in 2033, bearing fixed interest of 3.0%, with a callable option in 2008	275,000	275,000
Capital lease obligations due through 2007	784	280
Unsecured, deferred acquisition obligations net of imputed interest, payable in various installments through 2006	13,357	22,857
Total long-term obligations	289,141	343,230
Less: current installments	13,705	67,937
Long-term debt, excluding current installments	$275,436	$275,293

The Company’s current revolving credit agreement with several lenders and Bank of America N.A. as agent, dated April 25, 2002, as amended, permits the Company to borrow amounts up to $200.0 million on a five-year revolving credit facility. The five-year revolving credit facility contains a $20.0 million letter of credit sub-facility, of which $1.0 million was unused as of December 31, 2005, that reduces the principal amount available under the five-year revolving credit facility by the amount of outstanding letters of credit. The revolving credit agreement has a termination date of April 24, 2007. Upon entering into the revolving credit agreement, an origination fee of $1.7 million was paid and is being amortized over five years. Commitment fees on the unused portion of the facility were eliminated and replaced by a facility fee in the fourth amendment dated June 28, 2005. The facility fee is based on the Company’s consolidated leverage ratio calculated each quarter. Currently, the leverage ratio falls in Level II, less than or equal to 1.0 but greater than 0.5. At this level, the interest is 0.70% per annum on the letter of credit and 0.175% per annum on the facility fee. The revolving credit agreement contains several financial and other covenants and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

(5)    Long-Term Obligations (Continued)

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

The tax effects of temporary differences that account for significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004
	(In thousands)
Deferred tax assets:
Accrued expenses, principally due to deferral for income tax reporting purposes	$(5,794)	$—
Intangible assets and covenants not to compete, principally due to differences in amortization	(2,663)	(13,014)
Total gross deferred tax assets	(8,457)	(13,014)
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	48,717	61,232
Goodwill, principally due to differences in amortization	107,403	83,413
Other	12,087	12,418
Total gross deferred tax liabilities	168,207	157,063
Net deferred tax liability	$159,750	$144,049

There is no valuation allowance for deferred tax assets. The Company expects that the results of future operations will generate sufficient taxable income to allow for the utilization of deferred tax assets.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

(6)    Income Taxes (Continued)

Income tax expense attributable to operations consists of:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Current:
Federal	$104,002	$122,029	$93,912
State	9,667	10,209	4,893
Total current	113,669	132,238	98,805

Deferred:
Federal	16,060	27,060	34,224
State	(359)	7,677	6,124
Total deferred	15,701	34,737	40,348
Total income tax expense	$129,370	$166,975	$139,153
Total income tax expense allocation:
Income from operations	$129,370	$166,975	$139,153
Tax benefit for exercise of employee stock options	(26,520)	(15,711)	(9,127)
	$102,850	$151,264	$130,026

Total income tax expense differs from the amounts computed by applying a U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Computed “expected” tax expense	$120,073	$154,141	$129,942
State income taxes, net of federal income tax benefit	6,050	11,626	7,161
Other	3,247	1,208	2,050
Total income tax expense	$129,370	$166,975	$139,153

(7)	Stockholders’ Equity

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

(8)	Stock Plans

The Company has seven outstanding stock option plans that provide for the grant of options and other stock-based awards to officers, employees and directors. To date, stock options have been granted with an exercise price equal to the stock’s fair value at the date of grant. Stock options generally have ten year expiration terms and generally vest over one to five years. See table below for summary of individual plans.

	Plan Year
	1991	1994	1996	1998	2000	2001	2004	Total
Reserved	6,400,000	2,000,000	4,000,000	3,000,000	2,000,000	6,500,000	4,000,000	27,900,000
Outstanding	11,000	10,000	280,000	1,481,500	558,985	5,110,200	2,255,000	9,706,685
Available for grant	—	—	—	—	—	21,850	1,745,000	1,766,850

The per share weighted average fair value of stock options granted during 2005, 2004 and 2003 was $12.46, $12.75 and $13.28 on the date of grant using the Black Scholes multiple option pricing model with the following weighted average assumptions: 2005 — expected dividend yield 0%, risk-free interest rate of 4.2%, expected life of 5 years, and volatility of 24.4%; 2004 — expected dividend yield 0%, risk-free interest rate of 2.8%, expected life of 3 years, and volatility of 55.3%; 2003 — expected dividend yield 0%, risk-free interest rate of 2.0%, expected life of 4 years, and volatility of 57.7%.

The Company believes that the Black-Scholes valuation model provides a reasonable estimate of the fair value of the Company’s stock options, particularly in view of the absence of any market-based or performance-based vesting conditions attached to those stock options. The Black-Scholes option pricing model requires, among other things, an estimate of expected share price volatility. The Company considered the use of both historical and implied volatility assumptions in calculating the fair value of stock options issued in 2005. In years prior to 2005, the Company had used only historical volatility in calculating the fair value of its stock options. In estimating the fair value of stock options granted during 2005, the Company used implied volatility derived from its publicly-traded options as the volatility input in the option valuation model. In using implied volatility in 2005, the Company considered Statement No. 123R and the guidance provided in Staff Accounting Bulletin No. 107, and the Company now believes that using implied volatility provides the most reliable estimate of expected volatility.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

(8)    Stock Plans (Continued)

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” establishes financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 allows two alternative accounting methods: (1) a fair-value-based method, or (2) an intrinsic-value-based method which is prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. For periods through December 31, 2005, the Company elected to account for its stock-based incentive plans and awards under APB No. 25, and adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Had the Company determined compensation cost based on the fair value at the grant date for stock options under Statement of Financial Accounting Standards No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003
	(In thousands, except per share data)
Net income:
As reported	$213,696	$273,428	$232,111
Add: Stock-based employee compensation expense included in income, net of related tax effects	1,783	1,275	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(10,282)	(14,355)	(17,254)
Pro forma	$205,197	$260,348	$214,857
Income per common share:
Basic — as reported	$2.16	$2.74	$2.28
Diluted — as reported (1)	$2.06	$2.60	$2.19
Basic — pro forma	$2.07	$2.61	$2.11
Diluted — pro forma (1)	$1.98	$2.48	$2.03

(1)	Figures in 2005 and 2004 reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF Issue No. 04-8, effective for reporting periods ending after December 15, 2004. Figures in 2003 have been restated for comparative purposes in accordance with the requirements of EITF 04-8.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

(8)    Stock Plans (Continued)

Information related to the plans is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2002	10,364,700	$18.16
Exercised in 2003	(1,127,100)	11.84
Canceled in 2003	(40,150)	26.57
Options issued in 2003	1,890,000	30.90
Outstanding at December 31, 2003	11,087,450	20.94
Exercised in 2004	(1,930,500)	13.63
Canceled in 2004	(67,850)	27.97
Options issued in 2004	1,219,000	31.72
Outstanding at December 31, 2004	10,308,100	23.53
Exercised in 2005	(2,740,565)	17.65
Canceled in 2005	(36,950)	32.82
Options issued in 2005	2,176,100	42.33
Outstanding at December 31, 2005	9,706,685	$29.37

The following table summarizes information about stock-based awards outstanding under the plans at December 31, 2005:

	Stock-based Awards Outstanding			Stock-based Awards Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$12.25 – $17.81	1,690,985	2.2 years	$14.97	1,690,985	$14.97
$24.45 – $32.00	5,846,000	4.8 years	28.73	4,649,872	28.08
$42.33 – $42.33	2,169,700	7.7 years	42.33	—	—
$12.25 – $42.33	9,706,685	5.0 years	$29.37	6,340,857	$24.58

At December 31, 2005, the number of options exercisable was 6.3 million, and the weighted average exercise price of those options was $24.58. All of the securities to be issued upon exercise of outstanding options were the result of options granted under equity compensation plans approved by the Company’s stockholders.

In connection with the exercise of certain stock options, the Company receives a tax deduction for the difference between the fair value of the common stock at the date of exercise and the exercise price. The related income tax benefit of approximately $26.5 million in 2005, $15.7 million in 2004 and $9.1 million in 2003 has been recorded as a reduction of income taxes payable and an increase to additional paid-in capital.

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
December 31, 2005, 2004 and 2003

(9)	Net Revenues

Included in the Company’s net revenues is reimbursement from the federal government under Medicare, Medicaid and other federally funded programs, which aggregated approximately 67% of net revenues in each of years 2005, 2004 and 2003.

The following table sets forth a summary of the Company’s net revenues by product category:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Oxygen and other respiratory therapy	$1,154,268	$1,156,676	$1,041,983
Home medical equipment and other	112,359	111,855	105,373
Total	$1,266,627	$1,268,531	$1,147,356

(10)	Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in earnings, including stock options. When the exercise of stock options is anti-dilutive, they are excluded from the calculation. There were no anti-dilutive stock options excluded from the calculation for the years ended December 31, 2005, 2004 and 2003.

In October 2004, the Emerging Issues Task Force (“EITF”) ratified the consensus on EITF Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” that the impact of contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price conversion condition has been met. This provision was effective for reporting periods ending after December 15, 2004 with the requirement to restate all prior period earnings per share amounts to conform to the provisions of the final EITF.

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

(10)    Income Per Common Share (Continued)

A reconciliation of the numerators and the denominators of the basic and diluted income per common share computations is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Numerator:
Basic — Income available to common stockholders	$213,696	$273,428	$232,111
Adjustment for assumed dilution:
Interest on convertible debt, net of tax	5,139	5,124	2,847
Diluted — Income available to common stockholders and holders of dilutive securities	$218,835	$278,552	$234,958
Denominator:
Weighted average shares	98,913	99,681	101,671
Effect of dilutive securities:
Stock options	2,236	2,385	2,894
Convertible debt	5,157	5,157	2,849
Adjusted weighted average shares	106,306	107,223	107,414
Per share amount:
Basic	$2.16	$2.74	$2.28
Diluted (1)	$2.06	$2.60	$2.19

(1)	Figures in 2005 and 2004 reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF No. 04-8, effective for reporting periods ending after December 15, 2004. Figures in 2003 have been restated for comparative purposes in accordance with the requirements of EITF No. 04-8.

(11)	Business Combinations

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

During 2005, the Company acquired certain assets of 15 businesses in separate transactions and purchased the remaining equity interest in two companies in which we had previously acquired partial ownership. During 2004, the Company acquired certain assets of 26 businesses in separate transactions and purchased the remaining equity interests in two companies in which we had previously acquired partial ownership. Consideration for the acquisitions generally included cash, unsecured non-interest bearing obligations and the assumption of certain liabilities.

Each acquisition during 2005 and 2004 was accounted for as a purchase. The results of operations of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition. Each of the acquired companies conducted operations similar to that of the Company. Pending receipt of additional valuation information, amounts preliminarily allocated to goodwill, other intangible assets and patient service equipment were $113,982,000, $225,000 and $3,329,000, respectively in 2005. Amounts allocated

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

(11)    Business Combinations (Continued)

in 2004 included $96,535,000 to goodwill, $330,000 to other intangible assets and $4,835,000 to patient service equipment. These allocations are inclusive of amounts not yet paid.

The aggregate cost of the acquisitions described above was as follows:

	2005	2004
	(In thousands)
Cash	$93,326	$83,022
Deferred acquisition obligations	27,994	20,012
Assumption of liabilities	479	1,103
	$121,799	$104,137

The aggregate purchase price of the acquisitions described above was allocated as follows:

	2005	2004
	(In thousands)
Current assets	$4,263	$2,437
Property and equipment	3,329	4,835
Intangible assets	225	330
Goodwill	113,982	96,535
	$121,799	$104,137

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company adopted SFAS No. 141 on July 1, 2001 and adopted SFAS No. 142 in the first quarter of 2002 (see previous discussion in note (1)(j)). As of December 31, 2005, the Company estimates that $730.4 million of goodwill will be tax deductible in future periods.

The following unaudited pro forma supplemental information on the results of operations for the years ended December 31, 2005 and 2004 includes the 2005 acquisitions as if they had been combined at the beginning of 2004.

	2005	2004
	(In thousands, except per share data)
Net revenues	$1,297,048	$1,336,626
Net income	$220,534	$288,679
Basic — income per common share	$2.23	$2.90
Diluted — income per common share	$2.12	$2.74

This unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of 2004 or of future results of operations of the combined companies.

(12)	Contingencies

As a health care provider, the Company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documenting and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and

LINCARE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005, 2004 and 2003

(12)    Contingencies (Continued)

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

From time to time, the Company receives inquiries from various government agencies requesting customer records and other documents. It has been the Company’s policy to cooperate with all such requests for information. There are several pending government inquiries, but the government has not instituted any proceedings or served the Company with any complaints as a result of these inquiries. However, the Company can give no assurances as to the duration or outcome of these inquiries.

Private litigants may also make claims against health care providers for violations of health care laws in actions known as qui tam suits. In these cases, the government has the opportunity to intervene in, and take control of, the litigation. The Company is a defendant in certain qui tam proceedings. The government has declined to intervene in all unsealed qui tam actions of which the Company is aware and it is vigorously defending these suits.

The Company is also involved in certain other claims and legal actions in the ordinary course of its business. The ultimate disposition of all such matters is not expected to have a material adverse impact on its financial position, results of operations or liquidity.

(13)	Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial results for the years ended December 31, 2005 and 2004:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2005:
Net revenues	$305,177	$315,181	$320,121	$326,148
Operating income	$89,979	$82,835	$88,079	$91,274
Net income	$54,618	$50,111	$53,872	$55,095
Income per common share:
Basic	$0.54	$0.50	$0.55	$0.57
Diluted	$0.51	$0.48	$0.52	$0.54

2004:
Net revenues	$306,871	$315,409	$322,010	$324,241
Operating income	$105,413	$112,256	$116,708	$121,110
Net income	$62,933	$67,379	$70,408	$72,708
Income per common share:
Basic	$0.64	$0.68	$0.71	$0.72
Diluted	$0.60	$0.64	$0.67	$0.68

[This Page Intentionally Left Blank.]

SCHEDULE

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
Year Ended December 31, 2005
Deducted from asset accounts:
Allowance for uncollectible accounts	$15,468	$18,999	$(268)	(1)	$18,521	(2)	$15,678
Year Ended December 31, 2004
Deducted from asset accounts:
Allowance for uncollectible accounts	$22,623	$19,028	$(2,142)	(1)	$24,041	(2)	$15,468
Year Ended December 31, 2003
Deducted from asset accounts:
Allowance for uncollectible accounts	$11,324	$17,210	$12,146	(1)	$18,057	(2)	$22,623

(1)	To record allowance on business combinations.

(2)	To record write-offs, net of recoveries.

INDEX OF EXHIBITS

Exhibit Number	Exhibit
3.10(C)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.
3.11(C)	Certificate of Amendment to the Amended and Restated
Certificate of Incorporation of Lincare Holdings Inc.
3.20(H)	Amended and Restated By-Laws of Lincare Holdings Inc.
4.1(I)	Lincare Holdings Inc. Indenture dated as of June 11, 2003
4.2(I)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003
10.20(A)	Non-Qualified Stock Option Plan of Registrant
10.21(A)	Lincare Holdings Inc. 1991 Stock Plan
10.22(E)	Lincare Holdings Inc. 1994 Stock Plan
10.23(E)	Lincare Holdings Inc. 1996 Stock Plan
10.24(E)	Lincare Holdings Inc. 1998 Stock Plan
10.25(E)	Lincare Holdings Inc. 2000 Stock Plan
10.27(J)	Amended Lincare Holdings Inc. 2001 Stock Plan
10.28(K)	Lincare Holdings Inc. 2004 Stock Plan
10.30(G)	Lincare Inc. 401(k) Plan
10.31(B)	Employee Stock Purchase Plan
10.34(L)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and John P. Byrnes
10.35(L)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and Paul G. Gabos
10.36(L)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and Shawn S. Schabel
10.37(L)	Restricted Stock Agreement between Lincare Holdings Inc. and John P. Byrnes
10.38(L)	Restricted Stock Agreement between Lincare Holdings Inc. and Paul G. Gabos
10.39(L)	Restricted Stock Agreement between Lincare Holdings Inc. and Shawn S. Schabel
10.40(F)	Form of Executive Employment Agreement dated December 15, 2001
10.41(M)	Executive Employment Agreements dated November 15, 2004
10.50(B)	Form of Non-employment Director Stock Option Agreement
10.51(B)	Form of Non-qualified Stock Option Agreement
10.60(G)	Amended and Restated Credit Agreement dated as of April 25, 2002
10.63(J)	First Amendment to Amended and Restated Credit Agreement dated June 4, 2003
10.64(N)	Second Amendment to Amended and Restated Credit Agreement dated December 10, 2004
10.65(O)	Third Amendment to Amended and Restated Credit Agreement dated April 26, 2005
10.66(P)	Fourth Amendment to Amended and Restated Credit Agreement dated June 28, 2005
10.67	First Supplemental Indenture between Lincare Holdings and U.S. Bank Trust National Association dated December 17, 2004
10.70(D)	Senior Secured Note Purchase Agreement among Lincare Holdings Inc., as Borrower, and several note holders with Bank of America, N.A., as Agent
10.71(D)	Form of Series A Note
10.72(D)	Form of Series B Note
10.73(D)	Form of Series C Note

Exhibit Number	Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries of Lincare Holdings Inc.
24.1	Special Powers of Attorney
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

A	Incorporated by reference to the Corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-44672).

B	Incorporated by reference to the Registrant’s Form 10-K dated March 26, 1998.

C	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.

D	Incorporated by reference to the Registrant’s Form 10-Q dated November 13, 2000.

E	Incorporated by reference to the Registrant’s Form 10-K dated March 29, 2001.

F	Incorporated by reference to the Registrant’s Form 10-K dated March 28, 2002.

G	Incorporated by reference to the Registrant’s Form 10-Q dated May 13, 2002.

H	Incorporated by reference to the Registrant’s Form 10-Q dated August 13, 2002.

I	Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.

J	Incorporated by reference to the Registrant’s Form 10-Q dated August 14, 2003.

K	Incorporated by reference to the Registrant’s Form DEF 14-A dated April 22, 2004.

L	Incorporated by reference to the Registrant’s Form 10-Q dated November 9, 2004.

M	Incorporated by reference to the Registrant’s Form 8-K dated November 18, 2004.

N	Incorporated by reference to the Registrant’s Form 8-K dated December 16, 2004.

O	Incorporated by reference to the Registrant’s Form 8-K dated April 26, 2005.

P	Incorporated by reference to the Registrant’s Form 8-K dated June 28, 2005.

[This Page Intentionally Left Blank]

[This Page Intentionally Left Blank]