Form 10-Q
period 2006-03-31
LINCARE HOLDINGS INC
filed 2006-05-10
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

        Large accelerated filer  ☒            Accelerated filer   ☐            Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, $0.01 par value	95,620,072

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$26,550	$8,544
Short-term investments	62,125	38,425
Restricted cash	49	49
Accounts receivable, net	156,679	144,130
Inventories	4,233	4,613
Prepaid and other current assets	3,049	2,920

Total current assets	252,685	198,681

Property and equipment	743,751	732,775
Accumulated depreciation	(433,765)	(422,639)

Net property and equipment	309,986	310,136

Other assets:
Goodwill	1,148,821	1,148,292
Covenants not-to-compete, net	1,485	1,885
Other	7,600	7,879

Total other assets	1,157,906	1,158,056

Total assets	$1,720,577	$1,666,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term obligations	$10,124	$13,705
Accounts payable	43,515	40,957
Accrued expenses:
Compensation and benefits	18,949	16,609
Liability insurance	11,934	11,886
Other current liabilities	6,714	3,843
Income taxes payable	22,817	6,811

Total current liabilities	114,053	93,811

Long-term obligations, excluding current installments	275,415	275,436
Deferred income taxes	169,032	159,750

Total liabilities	558,500	528,997

Stockholders’ equity:
Common stock	1,278	1,277
Additional paid-in capital	358,566	357,511
Unearned compensation	0	(3,322)
Retained earnings	1,677,186	1,629,300
Treasury stock	(874,953)	(846,890)

Total stockholders’ equity	1,162,077	1,137,876

Total liabilities and stockholders’ equity	$1,720,577	$1,666,873

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended
	March 31, 2006	March 31, 2005
Net revenues	$333,591	$305,177

Costs and expenses:
Cost of goods and services	74,401	56,534
Operating expenses	79,107	70,004
Selling, general and administrative expenses	70,493	61,560
Bad debt expense	5,004	4,578
Depreciation expense	24,508	22,095
Amortization expense	419	427

	253,932	215,198

Operating income	79,659	89,979

Other income (expense):
Interest income	557	1,009
Interest expense	(2,378)	(3,425)
Net gain on disposal of property and equipment	13	8

	(1,808)	(2,408)

Income before income taxes	77,851	87,571
Income tax expense	29,965	32,953

Net income	$47,886	$54,618

Basic earnings per common share	$0.50	$0.54

Diluted earnings per common share	$0.48	$0.51

Weighted average number of common shares outstanding	95,791	100,984

Weighted average number of common shares and common share equivalents outstanding	102,876	108,757

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income	$47,886	$54,618
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	5,004	4,578
Depreciation expense	24,508	22,095
Net gain on disposal of property and equipment	(13)	(8)
Amortization expense	419	427
Amortization of debt issuance costs	189	174
Stock-based compensation expense related to stock plans	4,318	800
Deferred income tax benefit	6,433	5,197
Excess tax benefit from share-based compensation	(172)	0
Minority interest in net earnings of subsidiary	0	30
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts receivable	(17,411)	(16,738)
Decrease in inventories	381	94
Increase in prepaid and other assets	(38)	(1,210)
Increase in accounts payable	2,558	5,403
Increase in accrued expenses	5,256	4,889
Increase in income taxes payable	16,710	27,313

Net cash provided by operating activities	96,028	107,662

Cash flows from investing activities:
Proceeds from sale of property and equipment	23	35
Capital expenditures	(24,339)	(23,652)
Purchases of short-term investments	(228,650)	(109,750)
Sales and maturities of short-term investments	204,950	185,969
Business acquisitions, net of cash acquired and purchase price adjustments	(564)	(29,832)
Cash restricted for future payments	0	(8)

Net cash (used in) provided by investing activities	(48,580)	22,762

Cash flows from financing activities:
Proceeds from issuance of debt	0	37
Payments of principal on debt and deferred acquisition obligations	(3,756)	(9,152)
Payments of debt issuance costs	0	(2)
Proceeds from exercise of stock options and issuance of common shares	2,205	12,601
Excess tax benefit from share-based compensation	172	0
Payments to acquire treasury stock	(28,063)	(66,765)

Net cash used in financing activities	(29,442)	(63,281)

Net increase in cash and cash equivalents	18,006	67,143
Cash and cash equivalents, beginning of period	8,544	33,614

Cash and cash equivalents, end of period	$26,550	$100,757

Supplemental disclosure of cash flow information:
Cash paid for interest	$139	$2,239

Cash paid for taxes	$6,820	$148

See accompanying notes to unaudited condensed consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes to the financial statements of Lincare Holdings Inc. and Subsidiaries (the “Company”) on Form 10-K for the fiscal year ended December 31, 2005. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Cash and Cash Equivalents: For purposes of the condensed consolidated balance sheets and statements of cash flows, the Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents.

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

Concentration of Credit Risk: The Company’s revenues are generated through locations in 47 states. The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 66% and 65% of net revenues for the three months ended March 31, 2006 and 2005, respectively.

Note 2. Business Combinations

Lincare acquires the business and related assets of local and regional companies as an ongoing strategy to increase revenue within its respective markets. Lincare arrives at a negotiated purchase price taking into account such factors including, but not limited to, the acquired company’s historical and projected revenue growth, operating cash flow, product mix, payor mix, service reputation and geographical location.

During the three months ended March 31, 2006, the Company acquired certain assets of one company. This acquisition was accounted for as a purchase of a business. The results of the acquired company are included in the accompanying condensed consolidated statements of operations since the date of acquisition.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate cost of the acquisition described above was as follows:

(In thousands)
Cash	$564
Deferred acquisition obligations	150
Assumption of liabilities	4

$718

The aggregate purchase price was allocated as follows:

Current assets	$1
Property and equipment	30
Intangible assets	20
Goodwill	667

$718

Unaudited pro forma supplemental information on the results of operations for the three months ended March 31, 2006 and March 31, 2005, is provided below and reflects the acquisition as if it had been completed at the beginning of each period.

	For The Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
Net revenues	$333,710	$305,331

Net income	$47,912	$54,652

Income per common share:
Basic	$0.50	$0.54

Diluted	$0.48	$0.51

The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective preceding periods or of future results of operations of the combined companies.

Note 3. Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in the Company’s earnings, including securities that may be issued on conversion of convertible debentures and exercise of outstanding stock options. When the exercise of stock options would be anti-dilutive, they are excluded from the calculation. For the three months ended March 31, 2006 and 2005, the number of excluded shares underlying anti-dilutive stock options was 4,001 and 0, respectively.

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

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	For The Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
Numerator:
Basic – Income available to common stockholders	$47,886	$54,618
Adjustment for assumed dilution:
Interest on convertible debt, net of tax	1,269	1,286

Diluted – Income available to common stockholders and holders of dilutive securities	$49,155	$55,904

Denominator:
Weighted average shares	95,791	100,984
Effect of dilutive securities:
Incremental shares under stock compensation plans	1,928	2,616
Incremental shares from assumed conversion of convertible debt	5,157	5,157

Adjusted weighted average shares	102,876	108,757

Per share amount:
Basic	$0.50	$0.54

Diluted (1)	$0.48	$0.51

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF No. 04-8, effective for reporting periods ending after December 15, 2004.

Note 4. Stock Plans

The Company issues stock options and other stock-based awards to key employees and directors under stock-based compensation plans. The Company also sponsors an employee stock purchase plan.

Through December 31, 2005, the Company historically accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and, accordingly, recognized no compensation expense related to stock options and employee stock purchases. For grants of restricted stock, other than those awarded under long-term incentive agreements, the fair value of the shares at the date of grant was amortized to compensation expense over the award’s vesting period. The Company has historically reported pro forma results under the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

Adoption of Statement of Financial Accounting Standards No. 123R, Share Based Payment (SFAS No. 123R)

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Under the modified prospective transition method, fair value accounting and recognition provisions of SFAS No. 123R are applied to share-based awards granted or modified subsequent to the date of adoption and prior periods presented are not restated. In addition, for awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the effective date based on the grant date fair value determined for pro forma disclosure purposes under SFAS No. 123.

Prior to adopting SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

such options. The total tax benefit of stock-based awards recognized in the first quarter of 2006 was $0.7 million. As a result of adopting SFAS No. 123R, $0.2 million of excess tax benefits for the three months ended March 31, 2006 have been classified as a financing cash inflow and $0.5 million has been classified as an operating cash inflow.

In the first quarter of 2006 and 2005, the Company recognized total stock-based compensation costs of $4.3 million and $0.8 million, respectively, as well as related tax benefits of $1.4 million and $0.2 million, respectively. All stock-based compensation costs are classified within selling, general and administrative expenses on the attached condensed consolidated statements of operations. As a result of the adoption of SFAS No. 123R effective January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006 are $3.5 million and $2.2 million lower, respectively, than if the Company had continued to account for the share-based compensation programs under APB 25. Accordingly, the reported basic and diluted earnings per share for the three months ended March 31, 2006 are $0.02 lower than had the Company not adopted SFAS No. 123R effective January 1, 2006.

Stock Options

The Company has seven outstanding stock option plans that provide for the grant of options and other stock-based awards to officers, employees and directors. To date, stock options have been granted with an exercise price equal to the fair value of the stock at the date of grant. Stock options generally have ten year expiration terms and generally vest over one to five years depending on the particular grant.

The Company believes that the Black-Scholes valuation model provides a reasonable estimate of the fair value of the Company’s stock options, particularly in view of the absence of any market-based or performance-based vesting conditions attached to those stock options. The Black-Scholes option pricing model requires, among other things, an estimate of expected share price volatility. The Company considered the use of both historical and implied volatility assumptions in calculating the fair value of stock options issued in 2005. In years prior to 2005, the Company had used only historical volatility in calculating the fair value of its stock options. In estimating the fair value of stock options granted during 2005, the Company used implied volatility derived from its publicly-traded options as the volatility input in the option valuation model. In using implied volatility in 2005, the Company considered SFAS No. 123R and the guidance provided in Staff Accounting Bulletin No. 107, Share-Based Payment, and determined that using implied volatility provides the most reliable estimate of expected volatility. The Company has not paid any cash dividends on its capital stock and does not anticipate it will pay cash dividends in the foreseeable future.

Following are the specific valuation assumptions, where applicable, used for each respective period:

	For The Three Months Ended March 31,
	2006	2005
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.2%	2.8%
Weighted-average expected volatility	24.4%	55.3%
Expected life	5 years	3 years

During the three months ended March 31, 2006 and March 31, 2005, the Company granted no new stock options. For additional information about our share-based awards and for additional disclosures required under SFAS No. 123R, refer to Note 8 of the Notes to Consolidated Financial Statements in our Form 10-K as of and for the year ended December 31, 2005.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock option activity for the three months ended March 31, 2006 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	9,446,685	$29.31
Options granted in 2006	0	—
Exercised in 2006	(62,838)	25.64
Forfeited or expired in 2006	(140,550)	36.81

Outstanding at March 31, 2006	9,243,297	$29.22	4.63	$97,080,977

Exercisable at March 31, 2006	6,187,402	$24.47	3.47	$89,677,733

The intrinsic value of options exercised during the three months ended March 31, 2006 amounted to $1.0 million.

Restricted Stock

Under the 2004 Stock Plan, certain key employees may be granted restricted stock at nominal cost to them. Restricted stock is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as compensation expense ratably over the corresponding employee’s specified service period. Restricted stock vests upon the employees’ fulfillment of specified performance and service-based conditions. On July 1, 2004, the Company granted 260,000 shares of restricted stock to certain key employees. These shares were issued at the fair value of the stock on the grant date. The restrictions lapse in three equal annual installments. Prior to the adoption of SFAS No. 123R, unearned compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of stockholders’ equity and subsequently amortized to compensation expense over the vesting period of the awards. During the three months ended March 31, 2006 and March 31, 2005, the Company recognized $0.8 million of stock-based compensation expense related to Restricted Stock in each of the two quarters. All unamortized unearned compensation at January 1, 2006 was reclassified to additional paid-in capital.

A summary of the status of nonvested restricted stock as of March 31, 2006 and changes during the period then ended, is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share

Nonvested at January 1, 2006	173,333	$31.72
Granted	0	0.00
Vested	86,667	31.72
Forfeited	0	0.00

Nonvested at March 31, 2006	86,666	$31.72

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“Stock Purchase Plan”) provides a means to encourage and assist employees in acquiring a stock ownership interest in Lincare. Payroll deductions are accumulated during each quarter and applied toward the purchase of stock on the last trading day of each quarter. The Stock Purchase Plan defines purchase price per share as 85% of the lower of the fair value of a share of common stock on the last trading day of the previous plan quarter, or the last trading day of the current plan quarter.

During the three months ended March 31, 2006, 11,686 shares of common stock were purchased under the employee stock purchase plan resulting in compensation cost of $0.1 million.

Total Stock-Based Compensation

SFAS No. 123R requires the disclosure of pro-forma information for periods prior to the adoption. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 as if the Company had recognized compensation expense for all share-based payments to employees based on their fair values:

Three Months Ended March 31, 2005
(In thousands, except per share data)
Net income:
As reported	$54,618
Add: Stock-based employee compensation expense included in net income, net of related tax effects	499
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,343)

Pro forma	$52,774

Earnings per common share:
Basic—as reported	$0.54

Diluted—as reported (1)	$0.51

Basic—pro forma	$0.52

Diluted—pro forma (1)	$0.49

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF Issue No. 04-8, effective for reporting periods ending after December 15, 2004.

The following weighted-average per share fair values were determined for stock-based compensation grants or purchases occurring within the three months ended March 31, 2006 and 2005:

	For The Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
Options granted	$0	$0

Restricted stock and stock awards granted	$0	$0

Employee stock purchases	$8.88	$8.89

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three months ended March 31, 2006 and 2005, the Company received cash of $2.2 million and $12.6 million, respectively, from exercises of stock options and recognized related tax benefits of $0.4 million and $9.2 million, respectively. During the three months ended March 31, 2006 and March 31, 2005, no cash was used to settle equity instruments granted under share-based payment arrangements.

As of March 31, 2006, the total remaining unrecognized compensation cost related to nonvested stock options and restricted stock amounted to $24.6 million and $2.5 million, respectively, which will be amortized over the weighted-average remaining requisite service period of 5 years and 11 months, respectively.

The Company issues new shares to satisfy share-based awards upon exercise. As of March 31, 2006, approximately 1.9 million shares are available for issuance under the Company’s shareholder-approved stock plans.

Note 5. Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the Company’s condensed consolidated financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income (loss)) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners.

The Company had no unrealized gains or losses on short-term investments available-for-sale for the three months ended March 31, 2006 and March 31, 2005.

Note 6. Noncash Financing and Investing Activities

In the normal course of business, the Company obtains seller financing on business acquisitions and also makes adjustments to seller financing from business acquisitions obtained in prior periods based on terms of the original purchase agreements. Terms of the financing are typically principal only. Seller financing incurred in the three months ended March 31, 2006 and 2005, was $0.2 million and $14.9 million, respectively.

Note 7. New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Share-Based Compensation,” and supersedes APB Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 is no longer an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Under the regulations promulgated by the Securities and Exchange Commission, the Company is applying SFAS No. 123R as of January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. The modified prospective method requires compensation cost to be recognized beginning January 1, 2006 based on the requirements of SFAS No. 123R for all share-based payments granted after December 31, 2005 and based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company adopted SFAS No. 123R using the modified prospective method. Refer to Note 4 for a description of the impact to the Company’s financial position, results of operations and liquidity due to the adoption of SFAS 123R.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Medicare Reimbursement

As a supplier of home oxygen and other respiratory therapy services to the home health care market, we participate in Medicare Part B, the Supplementary Medical Insurance Program, which was established by the Social Security Act of 1965. Providers of home oxygen and other respiratory therapy services have historically been heavily dependent on Medicare reimbursement due to the high proportion of elderly persons suffering from respiratory disease. Durable medical equipment (“DME”), including oxygen equipment, is traditionally reimbursed by Medicare based on fixed fee schedules.

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

On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, (“MMA”), was signed into law. The legislation, among other things, provides expanded Medicare prescription drug coverage, modifies payments to Medicare providers and institutes administrative reforms intended to improve Medicare program operations. MMA includes sweeping changes that impact a broad spectrum of health care industry participants, including physicians, pharmacies, manufacturers and pharmacy benefit managers, as well as other Medicare suppliers and providers including Lincare.

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

In accordance with the provisions of MMA, on November 2, 2005, the Centers for Medicare and Medicaid Services (“CMS”) issued rule CMS-1502-FC, establishing the dispensing fee amount for inhalation drugs for 2006. The final rule establishes a dispensing fee of $57.00 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and a reduced fee of $33.00 for a 30-day supply of inhalation drugs for all other months. We estimate that the reduction in the dispensing fee to $33.00 will reduce net revenues by approximately $42.0 to $46.0 million in 2006. Additionally, fluctuations in the payment rates for inhalation drugs established by CMS during each quarter of 2006 (based on available manufacturer ASP data) may result in further reductions in our net revenues in 2006.

We continue to evaluate the impact of the reduced Medicare payment rates on our business. We can not determine the outcome of any future rulemaking by CMS nor the impact that such rulemaking might have on our ability to continue to provide inhalation drugs to Medicare beneficiaries. Further, we can not determine whether quarterly updates in ASP pricing data submitted by drug manufacturers and adopted by CMS will result in further reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on our financial position and results of operations in 2006 and beyond.

(2)	Reduced payment amounts for five categories of DME, including oxygen, beginning in 2005 and froze payment amounts for other Medicare-covered DME items through 2007. MMA contains provisions that reduced payment amounts, beginning in 2005, for oxygen equipment, standard wheelchairs (including standard power wheelchairs), nebulizers, diabetic supplies consisting of lancets and testing strips, hospital beds and air mattresses to the median prices paid under the Federal Employee Health Plan (“FEHP”). Reductions in payment rates for 2005 established by CMS for the non-oxygen items subject to the FEHP provisions went into effect as of January 1, 2005. MMA also froze payment amounts for other Medicare-covered DME items through 2007.

On March 30, 2005, CMS released the new Medicare fee schedule amounts for oxygen equipment. The new payment rates were made effective for claims for oxygen equipment furnished after January 1, 2005, that were received by Medicare on or after April 1, 2005. We estimate that the new fee schedule resulted in a net price reduction of approximately 8.7% for oxygen equipment provided by the Company to Medicare beneficiaries beginning in the second fiscal quarter of 2005.

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

On January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature will be reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices will cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. The rule will apply to claims received on or after April 1, 2006. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date will count toward the 13-month cap. RADs with a backup rate feature accounted for approximately $4.2 million of our net revenues in the three months ended March 31, 2006.

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

On March 24, 2006, the Durable Medical Equipment Program Safeguard Contractors (“DME PSCs”) proposed certain revisions to Medicare’s Local Coverage Determination policy for nebulizers (the “Nebulizer LCD”) which include significant changes that would, if implemented, adversely effect reimbursement for two commonly prescribed inhalation drugs, levalbuterol and DuoNeb, and eliminate Medicare coverage for certain other respiratory medications. Specifically, the Nebulizer LCD proposes, among other things, to reduce the payment amount for levalbuterol to the allowance for albuterol and the payment amount for DuoNeb to the allowance for separate unit dose vials of albuterol and ipratropium. These changes would result in reimbursement reductions for levalbuterol and DuoNeb of approximately 95% and 73%, respectively. The DME PSCs are soliciting comments on the proposed changes from physicians, manufacturers, suppliers and other professionals involved in the treatment of Medicare beneficiaries with chronic lung disease. Written comments on the proposal are due by May 8, 2006, and the DME PSCs are also holding public meetings to receive comments on the draft policy. We cannot determine whether the proposed Nebulizer LCD will be implemented in its current form and what impact the policy might have on our financial position or operating results and our ability to provide these inhalation drugs to Medicare beneficiaries.

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

Operating Results

The following table sets forth for the periods indicated a summary of the Company’s net revenues by source:

	For The Three Months Ended March 31,
	2006	2005
	(In thousands)
Oxygen and other respiratory therapy	$305,363	$275,715
Home medical equipment and other	28,228	29,462

Total	$333,591	$305,177

Net revenues for the three months ended March 31, 2006, increased by $28.4 million, an increase of 9.3% compared with the three months ended March 31, 2005. The 9.3% increase in net revenues was comprised of 14.9% internal growth and 3.4% acquisition growth offset by a 9.0% revenue reduction from reduced Medicare payment rates for respiratory medications and related dispensing fees that took effect on January 1, 2006 and reduced Medicare payment rates for oxygen equipment that took effect April 1, 2005 (see “Medicare Reimbursement”). Net revenues for the three months ended March 31, 2006 were negatively impacted by $27.4 million (or 9.0%) as a result of the Medicare reimbursement reductions, comprised of $8.7 million from a reduction in the dispensing fee, $2.0 million from reduced ASP-based respiratory drug prices and $16.7 million from lower oxygen pricing. The internal growth in net revenues, excluding price reductions, is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions. During the first three months of 2006, we completed the acquisition of one company with aggregate annual revenues of approximately $0.6 million.

The contribution of oxygen and other respiratory therapy products to our net revenues was 91.5% and 90.3%, respectively, during the three months ended March 31, 2006 and 2005. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of goods and services as a percentage of net revenues increased to 22.3% for the three months ended March 31, 2006, compared with 18.5% for the comparable prior year period. The relationships of costs to net revenues during the periods were impacted by the Medicare price reductions discussed above (see also “Medicare Reimbursement”). The increase in costs of goods and services in 2006 is attributable primarily to increased drug shipment volumes and an increase in drug purchasing costs due to a product mix shift to higher cost branded products in our inhalation drug business over the past year. We also experienced significant growth in our sleep therapy product lines during the first three months of 2006, which generally carry a lower gross margin than other products we provide.

Operating expenses as a percentage of net revenues for the three months ended March 31, 2006, increased to 23.7% compared with 22.9% for the comparable prior year period. The relationships of expenses to net revenues during the period were impacted by the Medicare price reductions discussed above (see also “Medicare Reimbursement”). Operating expenses in the first quarter of 2006 increased by $9.1 million, or 13.0%, compared with the prior year period. The increase in operating expenses compares favorably to the increase in net revenues from internal growth (14.9%) and acquisitions (3.4%) before considering the effect of the Medicare price reductions. Gains in productivity at our operating centers and modest growth in office rent expense helped to offset more significant vehicle related cost increases attributable to higher fuel prices and vehicle lease expense.

Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues were 21.1% for the three months ended March 31, 2006, compared with 20.2% for the comparable prior year period. The relationships of expenses to net revenues during the period were impacted by the Medicare price reductions discussed above (see also “Medicare Reimbursement”). SG&A expenses in the first quarter of 2006 increased by $8.9 million, or 14.5%, compared with the prior year period. SG&A expenses in 2006 were impacted by the adoption of SFAS No. 123R (see Notes 4 and 7 to the condensed consolidated financial statements) effective January 1, 2006, and accordingly, we recognized $4.3 million of share-based compensation expense during the period. Contributing to the increase in SG&A expenses in 2006 were higher payroll costs included in selling expenses and higher legal expenses incurred during the quarter partially offset by cost controls at our field overhead and billing office locations.

Operating income for the three months ended March 31, 2006, was $79.7 million (23.9% of net revenues) compared with $90.0 million (29.5% of net revenues) for the comparable three months of the prior year. The decrease in operating income is attributable primarily to reduced Medicare payment rates for respiratory medications and related dispensing fees that took effect on January 1, 2006 and the reduction of Medicare reimbursement rates for oxygen equipment that took effect on April 1, 2005, implementation of SFAS 123(R) effective January 1, 2006, and increased costs of purchased inhalation drugs partially offset by income generated from customer volume growth and gains in labor productivity. We estimate that the reductions in Medicare reimbursement rates reduced net revenues and operating income by approximately $27.4 million in the three month period ended March 31, 2006.

Liquidity and Capital Resources

Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operational needs, capital expenditures, acquisitions, debt service and share repurchases.

Net cash provided by operating activities decreased by 10.8% to $96.0 million for the three months ended March 31, 2006, compared with $107.7 million for the three months ended March 31, 2005. The decrease in net cash from operating activities was due primarily to a decrease in net income attributable to the reductions in Medicare reimbursement for respiratory medications and related dispensing fees that took effect on January 1, 2006 and the reduction in Medicare reimbursements for oxygen equipment that took effect on April 1, 2005.

Net cash used in investing and financing activities was $78.0 million for the three months ended March 31, 2006. Activity during the three-month period ended March 31, 2006 included our investment of $0.6 million in business acquisitions, net investment in capital equipment of $24.3 million, payments of principal on debt of $3.8 million and repurchases of our common stock of $28.1 million.

As of March 31, 2006, our principal sources of liquidity consisted of $138.6 million of working capital and up to $200.0 million available under our revolving bank credit facility.

On October 24, 2005, the Board of Directors authorized a plan to repurchase up to $100.0 million of the Company’s common stock. As of March 31, 2006, we had repurchased all amounts authorized under this plan, including 683,748 shares repurchased for $28.1 million in the quarter ended March 31, 2006. Total common stock held in treasury (at cost) was $875.0 million at March 31, 2006. On February 14, 2006, the Board authorized a new share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the

Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability.

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

	Fiscal Years
	(remaining 9 months 2006)	2007	2008	2009	2010	Thereafter	Total
Short-term debt	$9,637	$150	$0	$0	$0	$0	$9,787
Long-term debt (1)	0	0	275,000	0	0	0	275,000
Capital lease commitments	316	436	0	0	0	0	752
Interest expense	8,608	8,370	4,125	0	0	0	21,103
Operating leases	25,392	25,560	15,400	6,607	1,611	0	74,570
Employment agreements	1,366	1,821	1,821	1,821	0	0	6,829

Total	$45,319	$36,337	$296,346	$8,428	$1,611	$0	$388,041

(1)	Amounts represent the Debentures due 2033. The Debentures are redeemable by us on or after June 15, 2008 and may be put to us for repurchase on June 15, 2008, 2010, 2013, or 2018.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Share-Based Compensation,” and supersedes APB Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Under the regulations promulgated by the Securities and Exchange Commission, we are applying SFAS No. 123R as of January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. The modified prospective method requires compensation cost to be recognized beginning January 1, 2006 based on the requirements of SFAS No. 123R for all share-based payments granted after December 31, 2005 and based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on

January 1, 2006. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. We adopted SFAS No. 123R using the modified prospective method. Refer to Note 4 for a description of the impact to the Company’s financial position, results of operations and liquidity due to the adoption of SFAS 123R.

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

On March 30, 2005, CMS released the new Medicare fee schedule amounts for oxygen equipment. The new payment rates were made effective for claims for oxygen equipment furnished after January 1, 2005, that were received by Medicare on or after April 1, 2005. We estimate that the new fee schedule resulted in a net price reduction of 8.7% for oxygen equipment provided by the Company to Medicare beneficiaries beginning in the second fiscal quarter of 2005. We estimate that these changes reduced net revenues in the first quarter of 2006 by approximately $16.7 million.

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

On November 2, 2005, CMS issued rule CMS-1502-FC, establishing the dispensing fee amount for inhalation drugs for 2006. The final rule establishes a dispensing fee of $57.00 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and a reduced fee of $33.00 for a 30-day supply of inhalation drugs for all other months. We estimate that the reduction in the dispensing fee to $33.00 will reduce net revenues by approximately $42.0 to $46.0 million in 2006. Additionally, fluctuations in the payment rates for inhalation drugs established by CMS during each quarter of 2006 (based on available manufacturer ASP data) may result in further reductions in our net revenues in 2006.

On March 24, 2006, the Durable Medical Equipment Program Safeguard Contractors (DME PSCs) proposed certain revisions to Medicare’s Local Coverage Determination policy for nebulizers (the “Nebulizer LCD”) which include significant changes that would, if implemented, adversely effect reimbursement for two commonly prescribed inhalation drugs, levalbuterol and DuoNeb, and eliminate Medicare coverage for certain other respiratory medications. Specifically, the Nebulizer LCD proposes, among other things, to reduce the payment amount for levalbuterol to the allowance for albuterol and the payment amount for DuoNeb to the allowance for separate unit dose vials of albuterol and ipratropium. These changes would result in reimbursement reductions for levalbuterol and DuoNeb of approximately 95% and 73%, respectively. The DME PSCs are soliciting comments on the proposed changes from physicians, manufacturers, suppliers and other professional involved in the treatment of Medicare beneficiaries with chronic lung disease. Written comments on the proposal are due by May 8, 2006, and the DME PSCs are also holding public meetings to receive comments on the draft policy. We cannot determine whether the proposed Nebulizer LCD will be implemented in its current form and what impact the policy might have on our financial position or operating results and our ability to provide these inhalation drugs to Medicare beneficiaries.

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

On January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature will be reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices will cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. The rule will apply to claims received on or after April 1, 2006. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date will count toward the 13-month cap. RADs with a backup rate feature accounted for approximately $4.2 million of our net revenues in the three months ended March 31, 2006.

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

FUTURE REDUCTIONS IN REIMBURSEMENT RATES FROM PRIVATE PAYORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Payors such as private insurance companies and employers are under pressure to increase profitability and reduce costs. In response, certain payors are limiting coverage or reducing reimbursement rates for the equipment and services we provide. Approximately 15% of our customers and approximately 27% of our primary and secondary payments are derived from private payors. Continued financial pressures on these entities could lead to further reimbursement reductions for our equipment and services that could have a material adverse effect on our financial condition and operating results.

WE DEPEND UPON REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR A SIGNIFICANT MAJORITY OF OUR REVENUES, AND IF WE FAIL TO MANAGE THE COMPLEX AND LENGTHY REIMBURSEMENT PROCESS, OUR BUSINESS AND OPERATING RESULTS COULD SUFFER.

We derive a significant majority of our revenues from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Approximately 56% of our revenues are derived from Medicare, 27% from private insurance carriers, 10% from Medicaid and the balance directly from individual customers and commercial entities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates as a result of our revolving bank credit facility which is based on the London Interbank Offered Rate. A 10% increase in interest rates related to our revolving bank credit facility would not alone have a material adverse effect on our earnings over the next fiscal year or on the fair value of our revolving bank credit facility.

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

The following table sets forth the estimated fair value of our long-term obligations and our estimate of the impact from a 10% decrease in interest rates on the fair value of our long-term obligations and the associated change in annual interest expense. We had no derivative securities as of March 31, 2006.

Market Risk Sensitive Instruments – Interest Rate Sensitivity (assuming 10% Decrease in Interest Rates):

(dollars in thousands)	Face Amount	Carrying Amount	Fair Value	Estimated Change in Fair Value
As of March 31, 2006:
Convertible debt	$275,000	$275,000	$269,500	$2,007
Deferred obligations	9,787	9,787	9,787	0
Capital lease obligations	752	752	752	0
Revolving bank credit facility	0	0	0	0

As of December 31, 2005:
Convertible debt	$275,000	$275,000	$276,375	$1,786
Deferred obligations	13,357	13,357	13,357	0
Capital lease obligations	784	784	784	0
Revolving bank credit facility	0	0	0	0

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Securities and Exchange Act of 1934, as amended) occurred during the fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, the Company repurchased approximately 0.7 million shares of its common stock in the open market at a cost of approximately $28.1 million under a previously announced repurchase program approved by its Board of Directors.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
January 1, 2006 to January 31, 2006	0	—	0	$28,090,000
February 1, 2006 to February 28, 2006	683,748	$41.04	683,748	$27,000
March 1, 2006 to March 31, 2006	0	—	0	$27,000

Total	683,748	$41.04	683,748

No further purchases are anticipated under the approved repurchase program dated October 24, 2005. On February 14, 2006, the Board authorized a new share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. As of March 31, 2006, $169.7 million of common stock was eligible for repurchase in accordance with the formula.

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of the Security Holders - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included or incorporated herein: See Exhibit Index.
(b)	Filed January 5, 2006: Announcement of the passing of Frank T. Cary, Director.
(c)	Furnished February 14, 2006: Announcement of the financial results for the year ended December 31, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.
Registrant

/s/ PAUL G. GABOS
Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer

May 10, 2006

INDEX OF EXHIBITS

Exhibit Number	Exhibit
3.10(A)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.11(A)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.20(B)	Amended and Restated By-Laws of Lincare Holdings Inc.

4.10(C)	Lincare Holdings Inc. Indenture dated as of June 11, 2003

4.20(C)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003

31.1	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

A	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.

B	Incorporated by reference to the Registrant’s Form 10-Q dated August 13, 2002.

C	Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.

S-1