Form 10-Q
period 2006-06-30
LINCARE HOLDINGS INC
filed 2006-08-09
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $0.01 par value	93,669,484

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,546	$8,544
Short-term investments	37,305	38,425
Restricted cash	0	49
Accounts receivable, net	158,312	144,130
Inventories	4,234	4,613
Prepaid and other current assets	2,602	2,920

Total current assets	204,999	198,681

Property and equipment	760,496	732,775
Accumulated depreciation	(445,885)	(422,639)

Net property and equipment	314,611	310,136

Other assets:
Goodwill	1,169,684	1,148,292
Covenants not-to-compete, net	1,159	1,885
Other	7,521	7,879

Total other assets	1,178,364	1,158,056

Total assets	$1,697,974	$1,666,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term obligations	$7,637	$13,705
Accounts payable	36,228	40,957
Accrued expenses:
Compensation and benefits	14,660	16,609
Liability insurance	12,294	11,886
Other current liabilities	6,082	3,843
Income taxes payable	3,801	6,811

Total current liabilities	80,702	93,811

Long-term obligations, excluding current installments	275,000	275,436
Deferred income taxes	172,650	159,750

Total liabilities	528,352	528,997

Commitments and contingencies:
Stockholders’ equity:
Common stock	943	1,277
Additional paid-in capital	362,540	357,511
Unearned compensation	0	(3,322)
Retained earnings	806,139	1,629,300
Treasury stock	0	(846,890)

Total stockholders’ equity	1,169,622	1,137,876

Total liabilities and stockholders’ equity	$1,697,974	$1,666,873

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net revenues	$350,127	$315,181	$683,718	$620,358

Costs and expenses:
Cost of goods and services	77,892	67,571	152,293	124,105
Operating expenses	81,804	73,901	160,911	143,905
Selling, general and administrative expenses	73,560	62,924	144,053	124,484
Bad debt expense	5,252	4,727	10,256	9,305
Depreciation expense	24,655	22,800	49,163	44,895
Amortization expense	422	423	841	850

	263,585	232,346	517,517	447,544

Operating income	86,542	82,835	166,201	172,814

Other income (expense):
Interest income	701	937	1,258	1,946
Interest expense	(2,426)	(3,467)	(4,804)	(6,892)
Net gain on disposal of property and equipment	23	40	36	48

	(1,702)	(2,490)	(3,510)	(4,898)

Income before income taxes	84,840	80,345	162,691	167,916
Income tax expense	32,935	30,234	62,900	63,187

Net income	$51,905	$50,111	$99,791	$104,729

Basic earnings per common share	$0.55	$0.50	$1.05	$1.04

Diluted earnings per common share	$0.52	$0.48	$1.00	$0.99

Weighted average number of common shares outstanding	95,037	99,565	95,412	100,271

Weighted average number of common shares and common share equivalents outstanding	101,751	107,072	102,313	107,911

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income	$99,791	$104,729
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	10,256	9,305
Depreciation expense	49,163	44,895
Net gain on disposal of property and equipment	(36)	(48)
Amortization expense	841	850
Amortization of debt issuance costs	378	347
Stock-based compensation expense	9,468	1,144
Deferred income tax	10,051	8,096
Excess tax benefit from stock-based compensation	(178)	0
Minority interest in net earnings of subsidiary	0	49
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts receivable	(25,342)	(21,966)
Decrease in inventories	404	57
Decrease in prepaid and other assets	299	548
(Decrease) increase in accounts payable	(4,729)	7,679
(Decrease) increase in accrued expenses	(359)	10,479
(Decrease) increase in income taxes payable	(2,267)	16,379

Net cash provided by operating activities	147,740	182,543

Cash flows from investing activities:
Proceeds from sale of property and equipment	76	131
Capital expenditures	(52,911)	(49,693)
Purchases of short-term investments	(133,155)	(237,975)
Sales and maturities of short-term investments	134,275	348,589
Business acquisitions, net of cash acquired and purchase price adjustments	(19,353)	(66,753)
Cash restricted for future payments	23	12

Net cash used in investing activities	(71,045)	(5,689)

Cash flows from financing activities:
Proceeds from issuance of debt	0	75
Payments of principal on debt	(7,461)	(22,223)
Change in minority interest	0	(79)
Payments of debt issuance costs	0	(260)
Proceeds from exercise of stock options and issuance of common shares	2,753	41,705
Excess tax benefit from stock-based compensation	178	0
Payments to acquire treasury stock	(78,163)	(155,216)

Net cash used in financing activities	(82,693)	(135,998)

Net (decrease) increase in cash and cash equivalents	(5,998)	40,856
Cash and cash equivalents, beginning of period	8,544	33,614

Cash and cash equivalents, end of period	$2,546	$74,470

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,442	$6,549

Cash paid for taxes	$55,115	$36,037

See accompanying notes to condensed consolidated financial statements (unaudited).

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. It is at least reasonably possible that a change in those estimates will occur in the near term.

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

Commitments and Contingencies: The Company is involved in certain claims and legal matters arising in the ordinary course of its business. The Company uses Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” as guidance on the application of generally accepted accounting principles related to contingencies. The Company evaluates and records liabilities for contingencies based on known claims and legal actions when it is probable a liability has been incurred and the liability can be reasonably estimated.

Concentration of Credit Risk: The Company’s revenues are generated through locations in 47 states. The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 66% of net revenues for the six months ended June 30, 2006 and 2005. The exclusion of the Company from participating in federally funded programs would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

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

During the six months ended June 30, 2006, the Company acquired certain assets of six companies in separate transactions. Each acquisition was accounted for as a purchase of a business. The results of the acquired businesses are included in the accompanying condensed consolidated statements of operations since their respective dates of acquisition.

The aggregate cost of the acquisitions through the six months ended June 30, 2006 described above was as follows:

(In thousands)
Cash	$19,353
Deferred acquisition obligations	4,967
Assumption of liabilities	70

$24,390

The aggregate purchase price was allocated as follows:
Current assets	$904
Property and equipment	767
Intangible assets	115
Goodwill	22,604

$24,390

Unaudited pro forma supplemental information on the results of operations for the six months ended June 30, 2006 and June 30, 2005, is provided below and reflects the acquisitions as if they had been completed at the beginning of each period.

	For The Six Months Ended June 30,
	2006	2005
	(In thousands, except per share data)
Net revenues	$688,990	$627,579

Net income	$100,949	$106,314

Income per common share:
Basic	$1.06	$1.06

Diluted	$1.01	$1.01

The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective preceding periods or of future results of operations of the combined companies.

Note 3. Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in the Company’s earnings, including securities that

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

may be issued upon conversion of convertible debentures and exercise of outstanding stock options. When the exercise of stock options would be anti-dilutive, they are excluded from the calculation. For the three and six months ended June 30, 2006, the number of excluded shares underlying anti-dilutive stock options was 96,100 and 23,768, respectively. There were no such shares excluded in 2005.

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

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic—Income available to common stockholders	$51,905	$50,111	$99,791	$104,729
Adjustment for assumed dilution:
Interest on convertible debt, net of tax	1,261	1,287	2,530	2,573

Diluted—Income available to common stockholders and holders of dilutive securities	$53,166	$51,398	$102,321	$107,302

Denominator:
Weighted average shares	95,037	99,565	95,412	100,271
Effect of dilutive securities:
Incremental shares under stock compensation plans	1,557	2,350	1,744	2,483
Incremental shares from assumed conversion of convertible debt	5,157	5,157	5,157	5,157

Adjusted weighted average shares	101,751	107,072	102,313	107,911

Per share amount:
Basic	$0.55	$0.50	$1.05	$1.04

Diluted (1)	$0.52	$0.48	$1.00	$0.99

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF No. 04-8, effective for reporting periods ending after December 15, 2004.

Note 4. Stock Plans

The Company issues stock options and other stock-based awards to key employees and directors under stock-based compensation plans. The Company also sponsors an employee stock purchase plan.

Through December 31, 2005, the Company historically accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Employees (“APB 25”), and, accordingly, recognized no compensation expense related to stock options and employee stock purchases. For grants of restricted stock, other than those awarded under long-term incentive agreements, the fair value of the shares at the date of grant was amortized to compensation expense over the award’s vesting period. The Company has historically reported pro forma results under the disclosure-only provisions of SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

Adoption of Statement of Financial Accounting Standards No. 123R, Share Based Payment (SFAS No. 123R)

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Under the modified prospective transition method, fair value accounting and recognition provisions of SFAS No. 123R are applied to stock-based awards granted or modified subsequent to the date of adoption and prior periods presented are not restated. In addition, for awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the effective adoption date based on the grant date fair value determined for pro forma disclosure purposes under SFAS No. 123.

Prior to adopting SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The total tax benefit of stock-based awards recognized for the six months ended June 30, 2006 was $0.7 million. As a result of adopting SFAS No. 123R, $0.2 million of excess tax benefits for the six months ended June 30, 2006 have been classified as a financing cash inflow and $0.5 million has been included in the decrease in income taxes payable and excess tax benefit from stock-based compensation as operating cash inflows.

For the three months ended June 30, 2006 and 2005, the Company recognized total stock-based compensation costs of $5.2 million and $0.3 million, respectively, as well as related tax benefits of $1.7 million and $0.1 million, respectively. For the six months ended June 30, 2006 and 2005, the Company recognized total stock-based compensations costs of $9.5 million and $1.1 million, respectively, as well as related tax benefits of $3.1 million and $0.3 million, respectively. All stock-based compensation costs are classified within selling, general and administrative expenses on the attached condensed consolidated statements of operations. As a result of the adoption of SFAS No. 123R effective January 1, 2006, the Company’s income before income taxes and net income for the three months ended June 30, 2006 were $4.5 million and $2.9 million lower, respectively, than if the Company had continued to account for the stock-based compensation programs under APB 25. The Company’s income before income taxes and net income for the six months ended June 30, 2006 were $8.0 million and $5.1 million lower, respectively, than if the Company had continued to account for the stock-based compensation programs under APB 25. Accordingly, the reported basic and diluted earnings per share for the three and six months ended June 30, 2006 were $0.03 and $0.05 lower, respectively, than had the Company not adopted SFAS No. 123R effective January 1, 2006.

Stock Options

The Company has seven outstanding stock option plans that provide for the grant of options and other stock-based awards to officers, employees and directors. To date, stock options have been granted with an exercise price equal to the fair value of the stock at the date of grant. Stock options generally have eight to ten year expiration terms and generally vest over one to five years depending on the particular grant.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company believes that the Black-Scholes valuation model provides a reasonable estimate of the fair value of the Company’s stock options, particularly in view of the absence of any market-based or performance-based vesting conditions attached to those stock options. The Black-Scholes option pricing model requires, among other things, an estimate of expected share price volatility. The Company considered the use of both historical and implied volatility assumptions in calculating the fair value of stock options issued in 2005 and 2006. In years prior to 2005, the Company had used only historical volatility in calculating the fair value of its stock options. In estimating the fair value of stock options granted during 2005, the Company used implied volatility derived from its publicly-traded options as the volatility input in the option valuation model. In using implied volatility in 2005, the Company considered SFAS No. 123R and the guidance provided in Staff Accounting Bulletin No. 107, Share-Based Payment, and determined that using implied volatility provides the most reliable estimate of expected volatility. Expected dividend yield is 0% as the Company has not paid any cash dividends on its capital stock and does not anticipate it will pay cash dividends in the foreseeable future.

Following are the specific valuation assumptions, where applicable, used for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	5.03%	2.80%	5.03%	2.80%
Weighted-average expected volatility	26.21%	55.30%	26.21%	55.30%
Expected life	5 years	3 years	5 years	3 years

During the six months ended June 30, 2006, the Company granted 874,400 stock options. During the six months ended June 30, 2005, the Company granted no new stock options.

Stock option activity for the six months ended June 30, 2006 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	9,446,685	$29.31
Options granted in 2006	874,400	—
Exercised in 2006	(71,800)	25.72
Forfeited in 2006	(121,850)	39.00
Expired in 2006	(0)	—

Outstanding at June 30, 2006	10,127,435	$30.01	4.67	$89,189,552

Exercisable at June 30, 2006	6,281,440	$24.55	3.25	$83,462,319

The intrinsic value of options exercised during the three months ended June 30, 2006 and 2005, amounted to $0.1 million and $30.2 million, respectively. The intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 amounted to $1.1 million and $55.3 million, respectively.

Restricted Stock

Under the 2004 Stock Plan, certain key employees may be granted restricted stock at nominal cost to them. Restricted stock is measured at fair value on the date of the grant, based on the number of shares granted and the

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

quoted price of the Company’s common stock. Such value is recognized as compensation expense ratably over the corresponding employee’s specified service period. Restricted stock vests upon the employees’ fulfillment of specified performance and service-based conditions. On July 1, 2004, the Company granted 260,000 shares of restricted stock to certain key employees. These shares were issued at the fair value of the stock on the grant date. The restrictions lapse in three equal annual installments. Prior to the adoption of SFAS No. 123R, unearned compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of stockholders’ equity and subsequently amortized to compensation expense over the vesting period of the awards. All unamortized unearned compensation at January 1, 2006 was reclassified to additional paid-in capital. During the three months ended June 30, 2006 and June 30, 2005, the Company recognized $0.7 million and $0.3 million, respectively, of stock-based compensation expense related to restricted stock in each of the two quarters. During the six months ended June 30, 2006 and June 30, 2005, the Company recognized $1.5 million and $1.1 million, respectively, of stock-based compensation expense related to restricted stock.

A summary of the status of unvested restricted stock as of June 30, 2006 and changes during the period then ended is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at January 1, 2006	173,333	$31.72
Granted	0	0.00
Vested	86,667	31.72
Forfeited	0	0.00

Unvested at June 30, 2006	86,666	$31.72

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

During the three months ended June 30, 2006, 9,855 shares of common stock were purchased under the Stock Purchase Plan resulting in compensation cost of $0.1 million. During the six months ended June 30, 2006, 21,541 shares of common stock were purchased under the Stock Purchase Plan resulting in compensation cost of $0.2 million.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Total Stock-Based Compensation

SFAS No. 123R requires the disclosure of pro-forma information for periods prior to the adoption. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 as if the Company had recognized compensation expense for all stock-based payments to employees based on their fair values:

	For The Period Ended June 30, 2005
	Three Months	Six Months
	(In thousands, except per share data)
Net income:
As reported	$50,111	$104,729
Add: Stock-based employee compensation expense included in net income, net of related tax effects	215	714
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,779)	(4,122)

Pro forma	$48,547	$101,321

Earnings per common share:
Basic—as reported	$0.50	$1.04

Diluted—as reported (1)	$0.48	$0.99

Basic—pro forma	$0.49	$1.01

Diluted—pro forma (1)	$0.47	$0.96

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF Issue No. 04-8, effective for reporting periods ending after December 15, 2004.

The following weighted-average per share fair values were determined for stock-based compensation grants or purchases occurring within the three and six months ended June 30, 2006 and 2005:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
Options granted	$11.94	$0	$11.94	$0

Restricted stock and stock awards granted	$0	$0	$0	$0

Employee stock purchases	$7.72	$8.45	$8.35	$8.69

During the three months ended June 30, 2006 and 2005, the Company received cash of $0.6 million and $29.1 million, respectively, from exercises of stock options and recognized related tax benefits of $39,704 and $11.9 million, respectively. During the six months ended June 30, 2006 and 2005, the Company received cash of $2.8 million and $41.7 million, respectively, from exercises of stock options and recognized related tax benefits of $0.4 million and $21.1 million, respectively. There were no stock options settled for cash during the six months ended June 30, 2006 and 2005.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2006, the total remaining unrecognized compensation cost related to nonvested stock options and restricted stock amounted to $30.8 million and $1.8 million, respectively, which will be amortized over the weighted-average remaining requisite service period of 2 years and 8 months, respectively.

The Company issues new shares to satisfy stock-based awards upon exercise. As of June 30, 2006, approximately 1.0 million shares are available for issuance under the Company’s shareholder-approved stock plans.

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

The Company had no unrealized gains or losses on short-term investments available-for-sale for the six months ended June 30, 2006 and June 30, 2005.

Note 6. Noncash Financing and Investing Activities

In the normal course of business, the Company obtains seller financing on business acquisitions and also makes adjustments to seller financing from business acquisitions obtained in prior periods based on terms of the original purchase agreements. Terms of the financing are typically principal only. Seller financing relating to business acquisitions in the six months ended June 30, 2006 and 2005, was $5.0 million and $24.2 million, respectively.

Note 7. New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 calendar year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN 48 to have a material impact on its financial condition, results of operations or cash flows.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Under the regulations promulgated by the Securities and Exchange Commission, the Company is applying SFAS No. 123R as of January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. The modified prospective method requires compensation cost to be recognized beginning January 1, 2006 based on the requirements of SFAS No. 123R for all share-based payments granted after December 31, 2005 and based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company adopted SFAS No. 123R using the modified prospective method. Refer to Note 4 for a description of the impact to the Company’s financial position, results of operations and liquidity relating to the adoption of SFAS 123R.

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

On February 1, 2006, Congress passed the Deficit Reduction Act of 2005 (“DRA”). DRA contains provisions that will impact reimbursement for oxygen equipment and DME in 2007 and beyond. DRA changes the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment (including portable oxygen equipment) may not extend over a period of continuous use of longer than 36 months. On the first day that begins after the 36th continuous month during which payment is made for the oxygen equipment, the supplier would transfer title of the equipment to the beneficiary. Separate payments for oxygen contents would continue to be made for the period of medical need beyond the 36th month. According to the legislation, additional payments for maintenance and service of the oxygen equipment would be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use begins on January 1, 2006. Accordingly, the first month in which the new payment methodology will impact our financial results is January 2009.

On July 27, 2006, the Centers for Medicare and Medicaid Services (“CMS”) issued proposed rule CMS-1304-P, describing proposed changes in Medicare regulations, as interpreted by CMS, required to implement the DRA oxygen provisions. The proposed rule seeks to codify the new payment methodology and related provisions with respect to oxygen, including, but not limited to, defining the 36-month capped rental period of continuous use, transfer of title, payment for oxygen contents for beneficiary-owned oxygen equipment, payment for maintenance and servicing of oxygen equipment and procedures for replacement of beneficiary-owned equipment. A copy of the proposed rule can be located at http://www.cms.hhs.gov/HomeHealthPPS/downloads/CMS1304Pdisplay.pdf. Comments to the proposed rule must be submitted to CMS by September 25, 2006. Until CMS issues a final rule implementing the DRA provisions, we will be unable to determine the impact that these provisions will have on our financial condition or results of operations. The President’s 2007 budget proposes a reduction in the maximum continuous oxygen rental period from 36 months to 13 months. No further information on this proposal is available and we can not predict whether or not the proposal will be included in the final budget approved by Congress.

Included in proposed rule CMS-1304-P are planned regulatory changes to the Medicare payment rates for oxygen and oxygen equipment which, if implemented, would take effect on January 1, 2007. CMS is exercising its authority under the Social Security Act (the “Act”) to establish separate classes and monthly payment rates for items of oxygen and oxygen equipment. In summary, CMS proposes to establish new payment classes for oxygen contents for beneficiary-owned stationary equipment, oxygen contents for beneficiary-owned portable equipment, and oxygen generating portable equipment. Payments for oxygen contents for beneficiary-owned portable equipment and oxygen generating portable equipment would exceed what is currently paid for these items to ensure access to portable oxygen regardless of the type of equipment used. In order to achieve budget neutrality as required by the Act for the new classes of oxygen and increase payment amounts for furnishing portable oxygen contents, CMS proposes to reduce other Medicare oxygen payment rates. Specifically, CMS proposes to reduce the current monthly payment amounts for stationary oxygen equipment and oxygen contents made during the rental period. CMS proposes to eliminate the current statewide monthly payment amounts and establish new national monthly payment rates as follows: (1) Stationary Payment, $177 (statewide rates currently average $199), (2) Portable Add-On, $32 (currently average $32), (3) Oxygen Generating Portable Equipment Add-On (portable concentrators or transfilling systems), $64 (currently average $32), (4) Stationary Contents Delivery (for beneficiary-owned stationary equipment), $101, and (5) Portable Contents Delivery (for beneficiary-owned portable equipment, $55 (the stationary and portable contents delivery fees when both systems are beneficiary-owned would effectively remain at the statewide average of $156). There is no assurance that the proposal will achieve budget neutrality since CMS factors into its calculations an expected increase in the prevalence of more expensive oxygen generating portable oxygen equipment. Until CMS issues a final rule implementing the separate classes and monthly payment rates for items of oxygen and oxygen equipment, we will be unable to determine the impact that these changes will have on our financial condition or results of operations.

DRA also changes the reimbursement methodology for items of DME in the capped rental payment category, including but not limited to such items as continuous positive airway pressure (“CPAP”) devices, certain respiratory assist devices, nebulizers, hospital beds and wheelchairs. For such items of DME, payment may not extend over a period of continuous use of longer than 13 months. The option for a supplier to retain ownership of the item after a 15-month rental period and receive semi-annual maintenance and service payments would be eliminated. On the first day that begins after the 13th continuous month during which payment is made for the item, the supplier would transfer title of the item to the beneficiary. According to the legislation, additional payments for maintenance and service of the item would be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The DME capped rental provisions contained in DRA apply to items furnished for which the first rental month occurs on or after January 1, 2006. Accordingly, the first month in which the new payment methodology will impact our financial results is February 2007. Included in proposed rule CMS-1304-P is a discussion of the changes in Medicare regulations, as interpreted by CMS, necessary to implement the DME capped rental changes contained in the DRA. Until CMS issues a final rule implementing the DRA provisions, we can not predict the impact that these provisions will have on our financial condition or results of operations.

On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) was signed into law. The legislation, among other things, provides expanded Medicare prescription drug coverage, modifies payments to Medicare providers and institutes administrative reforms intended to improve Medicare program operations. MMA includes sweeping changes that impact a broad spectrum of health care industry participants, including physicians, pharmacies, manufacturers and pharmacy benefit managers, as well as other Medicare suppliers and providers including Lincare.

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

On April 24, 2006, CMS issued its proposed rule, CMS-1270-P, which would implement the DME competitive bidding program. Comments on the proposed rule were due to CMS by June 30, 2006. We will evaluate the final regulation once it is issued by CMS. We can not predict the effect of the competitive acquisition program or the Medicare payment rates that will be in effect in 2007 and beyond for the items ultimately subjected to competitive bidding.

(4) Implements quality standards and accreditation requirements for DME suppliers. MMA instructs the Secretary to establish and implement quality standards for DME suppliers to be monitored by recognized independent accreditation organizations. Suppliers will be required to comply with these standards in order to receive payment for furnishing any covered item of DME to a Medicare beneficiary and to receive or retain a supplier number used to submit claims for reimbursement. CMS has indicated that it expects to issue final quality standards pursuant to a program instruction memorandum by the end of this year. We can not predict the nature or extent of the final quality standards to be implemented by CMS or the effect such standards would have on our ability to continue to provide products to Medicare beneficiaries.

On January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices will cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date will count toward the 13-month cap. Accordingly, the first month in which the new payment methodology will impact our financial results is May 2007. RADs with a backup rate feature accounted for approximately $4.0 million of our net revenues in the three months ended June 30, 2006.

In January 2006, pursuant to the contracting reform provisions of MMA, CMS announced the selection of four specialty carriers, or DME Medicare Administrative Contractors (the “DME MACs”), which will soon be responsible for the processing and payment of claims for DME items provided to Medicare Part B beneficiaries. The DME MACs will replace the four Durable Medical Equipment Regional Carriers (the “DMERCs”) pursuant to a transition schedule beginning July 1, 2006, with two of the four DME MACs not expected to transition until October 1, 2006. The transition of claims processing from the DMERCs to the DME MACs may cause disruptions in the payment of DME claims and could thereby have a negative impact on the timing of collections of our accounts receivable. In addition, the DRA mandated that a brief hold will be placed on Medicare payments for all claims for the last nine days of the federal fiscal year (i.e., September 22, 2006 through September 30, 2006). This payment hold is expected to significantly reduce our cash provided by operating activities in the third quarter and significantly increase our accounts receivable balances as of September 30, 2006. This impact is expected to reverse in the fourth quarter upon the release of Medicare payments on October 2, 2006.

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

On March 24, 2006, the Durable Medical Equipment Program Safeguard Contractors (“DME PSCs”), entities contracted with CMS for purposes of developing and updating medical policies applicable to processing and reviewing Medicare claims for DME items, proposed certain revisions to Medicare’s Local Coverage Determination policy for nebulizers (the “Nebulizer LCD”). These revisions include significant changes that would, if implemented, adversely effect reimbursement for two commonly prescribed inhalation drugs, levalbuterol and DuoNeb, and eliminate Medicare coverage for certain other respiratory medications.

Specifically, the Nebulizer LCD proposes, among other things, to reduce the payment amount for levalbuterol to the allowance for albuterol and the payment amount for DuoNeb to the allowance for separate unit dose vials of albuterol and ipratropium. These changes would result in reimbursement reductions for levalbuterol and DuoNeb of approximately 95% and 73%, respectively. The DME PSCs are soliciting comments on the proposed changes from physicians, manufacturers, suppliers and other professionals involved in the treatment of Medicare beneficiaries with chronic lung disease. Written comments on the proposal were due by May 8, 2006, and the DME PSCs also held public meetings to receive comments on the draft policy. We can not determine whether the proposed Nebulizer LCD will be implemented in its current form and what impact the policy might have on our financial position or operating results and our ability to provide these inhalation drugs to Medicare beneficiaries.

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

Operating Results

The following table sets forth for the periods indicated a summary of the Company’s net revenues by source:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Oxygen and other respiratory therapy	$322,223	$286,136	$627,586	$561,851
Home medical equipment and other	27,904	29,045	56,132	58,507

Total	$350,127	$315,181	$683,718	$620,358

Net revenues for the three months ended June 30, 2006, increased by $34.9 million (or 11.1%) compared with the three months ended June 30, 2005, and for the six months ended June 30, 2006, increased $63.4 million (or 10.2%) compared with the six months ended June 30, 2005. The 11.1% increase in net revenues in the three-month period was comprised of 11.7% internal growth and 2.6% acquisition growth partially offset by a 3.3% revenue reduction from lower Medicare payment rates (see “Medicare Reimbursement”). The 10.2% increase in net revenues in the six-month period was comprised of 13.3% internal growth and 3.0% acquisition growth partially offset by a 6.1% revenue reduction from lower Medicare payment rates. Net revenues for the three and six months ended June 30, 2006 were negatively impacted by $10.3 million (or 3.3%) and $37.6 million (or 6.1%), respectively, as a result of the Medicare reimbursement reductions. The internal growth in net revenues, excluding price reductions, is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions. During the first half of 2006, we completed the acquisition of six companies with aggregate annual revenues of approximately $14.4 million.

The contribution of oxygen and other respiratory therapy products to our net revenues was 92.0% and 91.8%, respectively, during the three and six months ended June 30, 2006. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of goods and services as a percentage of net revenues increased to 22.2% and 22.3%, respectively, for the three and six months ended June 30, 2006, compared with 21.4% and 20.0% for the comparable prior year periods. The relationships of costs to net revenues during the periods were impacted by the Medicare price reductions discussed above (see also “Medicare Reimbursement”). The increase in costs of goods and services in 2006 is attributable primarily to increased drug shipment volumes and an increase in drug purchasing costs due to a product mix shift to higher cost branded products in our inhalation drug business over the past year. We also experienced significant growth in our sleep therapy product lines during the first six months of 2006, which generally carry a lower gross margin than other products we provide.

Operating expenses as a percentage of net revenues for the three months ended June 30, 2006, remained stable at 23.4% compared to the prior year period. Operating expenses for the six months ended June 30, 2006 increased to 23.5% compared to 23.2% for the comparable prior year period. The relationships of expenses to net revenues during the period were impacted by the Medicare price reductions discussed above (see also “Medicare Reimbursement”). Operating expenses for the three and six months ended June 30, 2006 increased by $7.9 million, or 10.7% and $17.0 million, or 11.8%, respectively, when compared with the prior year periods. The increase in operating expenses for the quarter and year to date periods compares favorably to the increase in net revenues from internal growth (11.7% and 13.3%, respectively) and acquisitions (2.6% and 3.0%, respectively) before considering the effect of the Medicare price reductions. Gains in productivity at our operating centers and modest growth in office rent and related facility expenses helped to offset higher freight charges due to gains in customer shipment volumes in our drug and sleep accessory product lines and significant vehicle related cost increases attributable to higher fuel prices and vehicle lease expenses.

Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues were 21.0% and 21.1% for the three and six months ended June 30, 2006, compared with 20.0% and 20.1% for the comparable prior year periods. The relationships of expenses to net revenues during the period were impacted by the Medicare price reductions discussed above (see also “Medicare Reimbursement”). SG&A expenses for the three and six months ended June 30, 2006 increased by $10.6 million, or 16.9%, and $19.6 million, or 15.7%, respectively, compared with the prior year periods. SG&A expenses in 2006 were impacted by the adoption of SFAS No. 123R (see Notes 4 and 7 to the condensed consolidated financial statements) effective January 1, 2006, resulting in the recognition of $5.2 million and $9.5 million of stock-based compensation expense during the second quarter and year to date, respectively. Contributing to the increase in SG&A expenses in 2006 were higher payroll costs included in selling expenses and higher legal expenses partially offset by cost controls at our field overhead and billing office locations.

Included in depreciation expense in the three and six months ended June 30, 2006 is depreciation of patient service equipment of $17.0 million and $33.2 million, respectively and depreciation of other property and equipment of $7.7 million and $16.0 million, respectively. Included in depreciation expense in the three and six months ended June 30, 2005 is depreciation of patient service equipment of $16.3 million and $31.8 million, respectively and depreciation of other property and equipment of $6.5 million and $13.1 million, respectively. The growth in depreciation expense in the 2006 periods compared with the 2005 periods is attributed to increased purchases of medical equipment necessary to support the growth in the Company’s customer base during 2006.

Operating income for the three and six months ended June 30, 2006, was $86.5 million (24.7% of net revenues) and $166.2 million (24.3% of net revenues), respectively, compared with $82.8 million (26.3% of net revenues) and $172.8 million (27.9%) for the comparable three and six months of the prior year. The increases in operating income in the second quarter and first half of 2006 are attributable primarily to revenue growth from increases in customer volumes which more than offset reduced Medicare payment rates for respiratory medications and related dispensing fees that took effect on January 1, 2006 and the reduction of Medicare reimbursement rates for oxygen equipment that took effect on April 1, 2005. We estimate that the reductions in Medicare reimbursement rates reduced net revenues and operating income by approximately $10.3 million and $37.6 million, respectively, in the three and six month periods ended June 30, 2006. Costs and expenses were favorably impacted by gains in labor productivity during the periods and adversely affected by the implementation of SFAS 123(R) effective January 1, 2006, increased costs of purchased inhalation drugs, higher fuel costs and legal expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operational needs, capital expenditures, acquisitions, debt service and share repurchases.

Net cash provided by operating activities decreased by 19.1% to $147.7 million for the six months ended June 30, 2006, compared with $182.5 million for the six months ended June 30, 2005. The decrease in net cash from operating activities was due primarily to a decrease in net income attributable to the reductions in Medicare reimbursement for respiratory medications and related dispensing fees that took effect on January 1, 2006 and the reduction in Medicare reimbursements for oxygen equipment that took effect on April 1, 2005, and to decreases in accounts payable, accrued expenses and income taxes payable.

Net cash used in investing and financing activities was $153.7 million for the six months ended June 30, 2006. Activity during the six-month period ended June 30, 2006 included our investment of $19.4 million in business acquisitions, net investment in capital equipment of $52.8 million, payments of principal on debt of $7.5 million and repurchases of our common stock of $78.2 million.

As of June 30, 2006, our principal sources of liquidity consisted of $124.3 million of working capital and up to $200.0 million available under our revolving bank credit facility.

On October 24, 2005, the Board of Directors authorized a plan to repurchase up to $100.0 million of the Company’s common stock. As of March 31, 2006, we had repurchased all amounts authorized under this plan, including 683,748 shares repurchased for $28.1 million in the quarter ended March 31, 2006. On February 14, 2006, the Board authorized a new share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. During the quarter ended June 30, 2006, the Company repurchased an additional 1,318,845 shares for $50.1 million and retired 33.6 million shares held in treasury.

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

	Fiscal Years
	(remaining 6 months) 2006	2007	2008	2009	2010	Thereafter	Total
Short-term debt	$4,287	$2,880	$0	$0	$0	$0	$7,167
Long-term debt (1)	0	0	275,000	0	0	0	275,000
Capital lease commitments	34	436	0	0	0	0	470
Interest expense	4,355	8,367	4,125	0	0	0	16,847
Operating leases	17,956	28,709	17,960	8,098	2,198	8	74,929
Employment agreements	683	1,821	1,821	1,821	0	0	6,146

Total	$27,315	$42,213	$298,906	$9,919	$2,198	$8	$380,559

(1)	Amounts represent Debentures due 2033. The Debentures are redeemable by us on or after June 15, 2008 and may be put to us for repurchase on June 15, 2008, 2010, 2013, or 2018.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 calendar year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN 48 to have a material impact on its financial condition, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Share-Based Compensation,” and supersedes APB Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Under the regulations promulgated by the Securities and Exchange Commission, the Company is applying SFAS No. 123R as of January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. The modified prospective method requires compensation cost to be recognized beginning January 1, 2006 based on the requirements of SFAS No. 123R for all share-based payments granted after December 31, 2005 and based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company adopted SFAS No. 123R using the modified prospective method. Refer to Note 4 for a description of the impact to the Company’s financial position, results of operations and liquidity relating to the adoption of SFAS 123R.

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

DRA changes the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment (including portable oxygen equipment) may not extend over a period of continuous use of longer than 36 months. On the first day that begins after the 36th continuous month during which payment is made for the oxygen equipment, the supplier would transfer title of the equipment to the beneficiary. Separate payments for oxygen contents would continue to be made for the period of medical need beyond the 36th month. According to the legislation, additional payments for maintenance and service of the oxygen equipment would be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use begins on January 1, 2006. Accordingly, the first month in which the new payment methodology will impact our financial results is January 2009.

On July 27, 2006, the Centers for Medicare and Medicaid Services (“CMS”) issued proposed rule CMS-1304-P, describing proposed changes in Medicare regulations, as interpreted by CMS, required to implement the DRA oxygen provisions. The proposed rule seeks to codify the new payment methodology and related provisions with respect to oxygen, including, but not limited to, defining the 36-month capped rental period of continuous use, transfer of title, payment for oxygen contents for beneficiary-owned oxygen equipment, payment for maintenance and servicing of oxygen equipment and procedures for replacement of beneficiary-owned equipment. A copy of the proposed rule can be located at http://www.cms.hhs.gov/HomeHealthPPS/downloads/CMS1304Pdisplay.pdf. Comments to the proposed rule must be submitted to CMS by September 25, 2006. Until CMS issues a final rule implementing the DRA provisions, we will be unable to determine the impact that these provisions will have on our financial condition or results of operations. The President’s 2007 budget proposes a reduction in the maximum continuous oxygen rental period from 36 months to 13 months. No further information on this proposal is available and we can not predict whether or not the proposal will be included in the final budget approved by Congress.

Included in proposed rule CMS-1304-P are planned regulatory changes to the Medicare payment rates for oxygen and oxygen equipment which, if implemented, would take effect on January 1, 2007. CMS is exercising its authority under the Social Security Act (the “Act”) to establish separate classes and monthly payment rates for items of oxygen and oxygen equipment. In summary, CMS proposes to establish new payment classes for oxygen contents for beneficiary-owned stationary equipment, oxygen contents for beneficiary-owned portable equipment, and oxygen generating portable equipment. Payments for oxygen contents for beneficiary-owned portable equipment and oxygen generating portable equipment would exceed what is currently paid for these items to ensure access to portable oxygen regardless of the type of equipment used. In order to achieve budget neutrality as required by the Act for the new classes of oxygen and increase payment amounts for furnishing portable oxygen contents, CMS proposes to reduce other Medicare oxygen payment rates. Specifically, CMS proposes to reduce the current monthly payment amounts for stationary oxygen equipment and oxygen contents made during the rental period. CMS proposes to eliminate the current statewide monthly payment amounts and establish new national monthly payment rates as follows: (1) Stationary Payment, $177 (statewide rates currently average $199), (2) Portable Add-On, $32 (currently average $32), (3) Oxygen Generating Portable Equipment Add-On (portable concentrators or transfilling systems), $64 (currently average $32), (4) Stationary Contents Delivery (for beneficiary-owned stationary equipment), $101, and (5) Portable Contents Delivery (for beneficiary-owned portable equipment, $55 (the stationary and portable contents delivery fees when both systems are beneficiary-owned would effectively remain at the statewide average of $156). There is no assurance that the proposal will achieve budget neutrality since CMS factors into its calculations an expected increase in the prevalence of more expensive oxygen generating portable oxygen equipment. Until CMS issues a final rule implementing the separate classes and monthly payment rates for items of oxygen and oxygen equipment, we will be unable to determine the impact that these changes will have on our financial condition or results of operations.

DRA also changes the reimbursement methodology for items of DME in the capped rental payment category, including but not limited to such items as continuous positive airway pressure (“CPAP”) devices, certain respiratory assist devices, nebulizers, hospital beds and wheelchairs. For such items of DME, payment may not extend over a period of continuous use of longer than 13 months. The option for a supplier to retain ownership of the item after a 15-month rental period and receive semi-annual maintenance and service payments would be eliminated. On the first day that begins after the 13th continuous month during which payment is made for the item, the supplier would transfer title of the item to the beneficiary. According to the legislation, additional payments for maintenance and service of the item would be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The DME capped rental provisions contained in DRA apply to items furnished for which the first rental month occurs on or after January 1, 2006. Accordingly, the first month in which the new payment methodology will impact our financial results is February 2007. Included in proposed rule CMS-1304-P is a discussion of the changes in Medicare regulations, as interpreted by CMS, necessary to implement the DME capped rental changes contained in the DRA. Until CMS issues a final rule implementing the DRA provisions, we can not predict the impact that these provisions will have on our financial condition or results of operations.

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

On March 24, 2006, the Durable Medical Equipment Program Safeguard Contractors (DME PSCs) proposed certain revisions to Medicare’s Local Coverage Determination policy for nebulizers (the “Nebulizer LCD”) which include significant changes that would, if implemented, adversely affect reimbursement for two commonly prescribed inhalation drugs, levalbuterol and DuoNeb, and eliminate Medicare coverage for certain other respiratory medications. Specifically, the Nebulizer LCD proposes, among other things, to reduce the payment amount for levalbuterol to the allowance for albuterol and the payment amount for DuoNeb to the allowance for separate unit dose vials of albuterol and ipratropium. These changes would result in reimbursement reductions for levalbuterol and DuoNeb of approximately 95% and 73%, respectively. The DME PSCs are soliciting comments on the proposed changes from physicians, manufacturers, suppliers and other professional involved in the treatment of Medicare beneficiaries with chronic lung disease. Written comments on the proposal were due by May 8, 2006, and the DME PSCs also held public meetings to receive comments on the draft policy. We can not determine whether the proposed Nebulizer LCD will be implemented in its current form and what impact the policy might have on our financial position or operating results and our ability to provide these inhalation drugs to Medicare beneficiaries.

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

On January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices will cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date will count toward the 13-month cap. Accordingly, the first month is which the new payment methodology will impact our financial results is May 2007. RADs with a backup rate feature accounted for approximately $4.0 million of our net revenues in the three months ended June 30, 2006.

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

On April 24, 2006, CMS issued its proposed rule, CMS-1270-P, which would implement the DME competitive bidding program. Comments on the proposed rule were due to CMS by June 30, 2006. We will evaluate the final regulation once it is issued by CMS. We can not predict the effect of the competitive acquisition program or the Medicare payment rates that will be in effect in 2007 and beyond for the items ultimately subjected to competitive bidding. Competitive bidding, when implemented, could have a material adverse effect on our financial position and operating results.

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

The following table sets forth the estimated fair value of our long-term obligations and our estimate of the impact from a 10% decrease in interest rates on the fair value of our long-term obligations and the associated change in annual interest expense. We had no derivative securities as of June 30, 2006.

Market Risk Sensitive Instruments—Interest Rate Sensitivity

			(Assuming 10% Decrease in Interest Rates)
(dollars in thousands)	Face Amount	Carrying Amount	Fair Value	Hypothetical Change in Fair Value
As of June 30, 2006:
Convertible debt	$275,000	$275,000	$269,143	$1,861
Deferred obligations	7,167	7,167	7,167	0
Capital lease obligations	470	470	470	0
Revolving bank credit facility	0	0	0	0

As of December 31, 2005:
Convertible debt	$275,000	$275,000	$276,375	$1,786
Deferred obligations	13,357	13,357	13,357	0
Capital lease obligations	784	784	784	0
Revolving bank credit facility	0	0	0	0

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) occurred during the fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Private litigants may also make claims against health care providers for violations of health care laws in actions known as qui tam suits. In these cases, the government has the opportunity to intervene in, and take control of, the litigation. We are a defendant in certain qui tam proceedings. The government has declined to intervene for purposes other than dismissal in all unsealed qui tam actions of which we are aware and we are vigorously defending these suits.

Our operating centers are also subject to federal and/or state laws regulating, among other things, interstate motor-carrier transportation, repackaging of oxygen, distribution of medical equipment, certain types of home health activities, pharmacy operations, nursing services and respiratory services and apply to those locations involved in such activities. Certain of our employees are subject to state laws and regulations governing the ethics and professional practice of respiratory therapy, pharmacy and nursing. From time to time, the Company receives inquiries and complaints from various government agencies related to its operations or personnel. It has been the Company’s policy to cooperate with all such inquiries and vigorously defend any administrative complaints. The Company can provide no assurances as to the duration or outcome of these inquiries and/or complaints.

We are also involved in certain other claims and legal actions arising in the ordinary course of our business. The ultimate disposition of all such matters is not currently expected to have a material adverse impact on our financial position, results of operations or liquidity.

In May, the Company resolved several ongoing investigations by the Office of Inspector General and/or the U.S. Department of Justice. The combined settlements provide for the Company to pay a total of $12,026,000 to the government, without any admission of wrongdoing by the Company. The first investigation was the Florida investigation previously disclosed by the Company in June 2000. The investigation focused on the Company’s relationships with certain physicians and other referral sources during the period from January 1993 through December 2000. The Office of Inspector General of the U.S. Department of Health and Human Services had contended that certain items of value were improperly provided to physicians and others in violation of federal law. The remaining three investigations were separate investigations conducted in Massachusetts, Tennessee and Idaho and involved allegations that the Company had inappropriately sought reimbursement under Medicare and other government healthcare programs or otherwise violated federal healthcare laws. The periods covered by these investigations varied, ranging from January 1995 through March 2004. As a part of the above four settlements, the Company has entered into a corporate integrity agreement with the Office of Inspector General.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2006, the Company repurchased approximately 1.3 million shares of its common stock in the open market at a cost of approximately $50.1 million under a previously announced repurchase program approved by its Board of Directors.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
April 1, 2006 to April 30, 2006	0	—	0	$169,700,000
May 1, 2006 to May 31, 2006	854,371	$38.23	854,371	$144,779,000
June 1, 2006 to June 30, 2006	464,474	37.54	464,474	$120,900,000

Total	1,318,845	$37.99	1,318,845

No further purchases are anticipated under the approved repurchase program dated October 24, 2005. On February 14, 2006, the Board authorized a new share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. As of June 30, 2006, $120.9 million of common stock was eligible for repurchase in accordance with the formula.

Item 3. Defaults Upon Senior Securities—Not Applicable

Item 4. Submission of Matters to a Vote of the Security Holders

Our Annual Meeting of Shareholders was held on May 15, 2006. The following matters were voted on at the Annual Meeting, with the number of votes cast for, against or withheld, number of abstentions and broker non-votes, as applicable in each case, indicated next to such matter.

	For	Withheld	Abstain	Broker Non-Vote
1. Election of Directors
J. P. Byrnes	86,030,964	2,303,699	0	0
S. H. Altman, Ph.D.	86,465,601	1,869,062	0	0
C. B. Black	83,107,200	5,227,463	0	0
F. D. Byrne, M.D.	85,796,309	2,538,354	0	0
W. F. Miller, III	83,145,164	5,189,499	0	0

Item 5. Other Information—Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits included or incorporated herein: See Exhibit Index.

(b) Furnished April 25, 2006: Announcement of the financial results for the quarter ended March 31, 2006.

(c) Filed May 15, 2006: Announced resolution of several ongoing investigations by the Office of Inspector General and/or the Department of Justice.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.
Registrant

/S/ PAUL G. GABOS
Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer

August 9, 2006

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