Form 10-Q
period 2006-09-30
LINCARE HOLDINGS INC
filed 2006-11-09
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006

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

Large accelerated filer   ☒    Accelerated filer   ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $0.01 par value	92,588,791

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$38,777	$8,544
Short-term investments	10,000	38,425
Restricted cash	0	49
Accounts receivable, net	183,669	144,130
Inventories	7,058	4,613
Prepaid and other current assets	2,509	2,920

Total current assets	242,013	198,681

Property and equipment	774,248	732,775
Accumulated depreciation	(457,870)	(422,639)

Net property and equipment	316,378	310,136

Other assets:
Goodwill	1,177,900	1,148,292
Covenants not-to-compete, net	787	1,885
Other	7,374	7,879

Total other assets	1,186,061	1,158,056

Total assets	$1,744,452	$1,666,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments on long-term obligations	$7,833	$13,705
Accounts payable	40,145	40,957
Accrued expenses:
Compensation and benefits	23,916	16,609
Liability insurance	12,617	11,886
Other current liabilities	8,796	3,843
Income taxes payable	1,856	6,811

Total current liabilities	95,163	93,811

Long-term obligations, excluding current installments	275,000	275,436
Deferred income taxes	177,029	159,750

Total liabilities	547,192	528,997

Commitments and contingencies:
Stockholders’ equity:
Common stock	934	1,277
Additional paid-in capital	370,759	357,511
Unearned compensation	0	(3,322)
Retained earnings	825,567	1,629,300
Treasury stock	0	(846,890)

Total stockholders’ equity	1,197,260	1,137,876

Total liabilities and stockholders’ equity	$1,744,452	$1,666,873

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net revenues	$358,013	$320,121	$1,041,731	$940,479

Costs and expenses:
Cost of goods and services	80,648	65,388	232,941	189,493
Operating expenses	84,416	75,156	245,327	219,061
Selling, general and administrative expenses	73,301	62,550	217,354	187,034
Bad debt expense	5,370	4,802	15,626	14,107
Depreciation expense	24,736	23,731	73,899	68,626
Amortization expense	422	415	1,263	1,265

	268,893	232,042	786,410	679,586

Operating income	89,120	88,079	255,321	260,893

Other income (expense):
Interest income	707	1,071	1,965	3,017
Interest expense	(2,381)	(3,168)	(7,185)	(10,060)
Net gain on disposal of property and equipment	18	26	54	74

	(1,656)	(2,071)	(5,166)	(6,969)

Income before income taxes	87,464	86,008	250,155	253,924
Income tax expense	31,242	32,136	94,142	95,323

Net income	$56,222	$53,872	$156,013	$158,601

Basic earnings per common share	$0.60	$0.55	$1.64	$1.59

Diluted earnings per common share	$0.57	$0.52	$1.57	$1.52

Weighted average number of common shares outstanding	93,795	98,294	94,867	99,605

Weighted average number of common shares and common share equivalents outstanding	100,258	105,506	101,756	107,102

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$156,013	$158,601
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	15,626	14,107
Depreciation expense	73,899	68,626
Net gain on disposal of property and equipment	(54)	(74)
Amortization expense	1,263	1,265
Amortization of debt issuance costs	570	549
Stock-based compensation expense	15,124	2,003
Deferred income tax	14,430	7,708
Excess tax benefit from stock-based compensation	(392)	0
Minority interest in net earnings of subsidiary	0	79
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts receivable	(55,856)	(22,283)
(Increase) decrease in inventories	(2,381)	238
Decrease in prepaid and other assets	353	1,174
(Decrease) increase in accounts payable	(812)	8,406
Increase in accrued expenses	11,906	6,976
(Decrease) increase in income taxes payable	(3,651)	37,113

Net cash provided by operating activities	226,038	284,488

Cash flows from investing activities:
Proceeds from sale of property and equipment	112	204
Capital expenditures	(79,143)	(73,906)
Purchases of short-term investments	(177,780)	(307,000)
Sales and maturities of short-term investments	206,205	474,445
Business acquisitions, net of cash acquired and purchase price adjustments	(26,878)	(81,945)
Cash restricted for future payments	23	12

Net cash (used in) provided by investing activities	(77,461)	11,810

Cash flows from financing activities:
Proceeds from issuance of debt	1,000	915
Payments of principal on debt	(9,520)	(72,955)
Change in minority interest	0	(783)
Payments of debt issuance costs	(7)	(266)
Proceeds from exercise of stock options and issuance of common shares	4,812	44,953
Excess tax benefit from stock-based compensation	392	0
Payments to acquire treasury stock	(115,021)	(220,831)

Net cash used in financing activities	(118,344)	(248,967)

Net increase in cash and cash equivalents	30,233	47,331
Cash and cash equivalents, beginning of period	8,544	33,614

Cash and cash equivalents, end of period	$38,777	$80,945

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,567	$8,653

Cash paid for income taxes	$83,363	$49,487

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital lease	$0	$815

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

Concentration of Credit Risk: The Company’s revenues are generated through locations in 47 states. The Company generally does not require collateral or other security in extending credit to customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 66% of net revenues for the nine months ended September 30, 2006 and 2005. The exclusion of the Company from participating in federally funded programs would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

Cost of Goods and Services: Cost of goods and services includes the cost of equipment (excluding depreciation), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $12.0 million, $37.2 million, $12.3 million and $37.7 million for the three and nine month periods of 2006 and 2005, respectively. Included in cost of goods and services in the three and nine months ended September 30, 2006 are salary and related expenses of pharmacists and pharmacy technicians of $2.5 million and $7.3 million, respectively. Such salary and related expenses for the three and nine months ended September 30, 2005 were $2.4 million and $7.2 million, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Operating Expenses: The Company manages over 900 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable and discretionary clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (branch manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.) vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the interim periods of 2006 and 2005 within these major categories were as follows:

Operating Expenses ( in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Salary and related	$52,803	$46,666	$153,204	$138,420
Facilities	12,806	12,836	38,457	37,036
Vehicles	11,017	9,111	30,621	25,381
General supplies/miscellaneous	7,790	6,543	23,045	18,224

Total	$84,416	$75,156	$245,327	$219,061

Included in operating expenses during the three and nine months ended September 30, 2006 are salary and related expenses for Service Reps in the amount of $22.6 million and $66.2 million, respectively. Such salary and related expenses for the three and nine months ended September 30, 2005 were $21.4 million and $61.0 million, respectively.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and nine months ended September 30, 2006 are salary and related expenses of $53.6 million and $153.1 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $13.7 million and $40.1 million during the respective periods in 2006. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors that do not employ respiratory therapists. Included in SG&A during the three and nine months ended September 30, 2005 are salary and related expenses of $44.2 million and $127.8 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $12.4 million and $35.9 million during the respective periods in 2005.

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

During the nine months ended September 30, 2006, the Company acquired certain assets of eight companies in separate transactions. Each acquisition was accounted for as a purchase of a business. The results of the acquired businesses are included in the accompanying condensed consolidated statements of operations since their respective dates of acquisition.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate cost of the acquisitions completed through the nine months ended September 30, 2006 was as follows:

(In thousands)
Cash	$26,878
Deferred acquisition obligations	6,267
Assumption of liabilities	97

$33,242

The aggregate purchase price was allocated as follows:

Current assets	$1,168
Property and equipment	1,056
Intangible assets	165
Goodwill	30,853

$33,242

Payments in the aggregate amounts of $6.3 million and $29.9 million were made on the deferred acquisition obligations during the nine month periods ended September 30, 2006 and September 30, 2005, respectively. These disbursements relate to the Company’s scheduled future payments to sellers based on the terms of the applicable asset purchase agreements.

Unaudited pro forma supplemental information on the results of operations for the nine months ended September 30, 2006 and September 30, 2005, is provided below and reflects the acquisitions as if they had been completed at the beginning of each period.

	For The Nine Months Ended September 30,
	2006	2005
	(In thousands, except per share data)
Net revenues	$1,050,791	$955,255

Net income	$158,032	$161,897

Income per common share:
Basic	$1.67	$1.63

Diluted	$1.59	$1.55

The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective preceding periods or of future results of operations of the combined companies.

Note 3. Accounts Receivable

Accounts receivable consist of:

	September 30, 2006	December 31, 2005
	(In thousands)
Trade accounts receivable	$204,225	$159,808
Less allowance for uncollectible accounts	(20,556)	(15,678)

	$183,669	$144,130

Note 4. Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

potential dilution of securities that could share in the Company’s earnings, including securities that may be issued upon conversion of convertible debentures and exercise of outstanding stock options. When the exercise of stock options would be anti-dilutive, they are excluded from the income per common share calculation. For the three and nine months ended September 30, 2006, the number of excluded shares underlying anti-dilutive stock options was 194,102 and 31,734, respectively. There were no such shares excluded in 2005.

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

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Basic – Income available to common stockholders	$56,222	$53,872	$156,013	$158,601
Adjustment for assumed dilution:
Interest on convertible debt, net of tax	1,326	1,292	3,857	3,865

Diluted – Income available to common stockholders and holders of dilutive securities	$57,548	$55,164	$159,870	$162,466

Denominator:
Weighted average shares	93,795	98,294	94,867	99,605
Effect of dilutive securities:
Incremental shares under stock compensation plans	1,306	2,055	1,732	2,340
Incremental shares from assumed conversion of convertible debt	5,157	5,157	5,157	5,157

Adjusted weighted average shares	100,258	105,506	101,756	107,102

Per share amount:

Basic	$0.60	$0.55	$1.64	$1.59

Diluted (1)	$0.57	$0.52	$1.57	$1.52

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF No. 04-8, effective for reporting periods ending after December 15, 2004.

Note 5. Stock Plans

The Company issues stock options and other stock-based awards to key employees and directors under stock-based compensation plans. The Company also sponsors an employee stock purchase plan.

Through December 31, 2005, the Company accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and, accordingly, recognized no compensation expense related to stock options and employee stock purchases. For grants of restricted stock, other than those awarded under long-term incentive agreements, the fair value of the shares at the date of grant was amortized to compensation expense over the award’s vesting period. The Company has historically reported pro forma results under the disclosure-only provisions of SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Prior to adopting SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The total tax benefit of stock-based awards recognized for the nine months ended September 30, 2006 was $1.3 million. As a result of adopting SFAS No. 123R, $0.4 million of excess tax benefits for the nine months ended September 30, 2006 have been classified as a financing cash inflow as well as an operating cash outflow. Additionally, $0.9 million has been included in the change in income taxes payable as an operating cash inflow.

For the three months ended September 30, 2006 and 2005, the Company recognized total stock-based compensation costs of $5.7 million and $0.9 million, respectively, as well as related tax benefits of $1.9 million and $0.1 million, respectively. For the nine months ended September 30, 2006 and 2005, the Company recognized total stock-based compensation costs of $15.1 million and $2.0 million, respectively, as well as related tax benefits of $5.0 million and $0.2 million, respectively. All stock-based compensation costs are classified within selling, general and administrative expenses on the attached condensed consolidated statements of operations. As a result of the adoption of SFAS No. 123R effective January 1, 2006, the Company’s income before income taxes and net income for the three months ended September 30, 2006 were $4.9 million and $3.2 million lower, respectively, than if the Company had continued to account for the stock-based compensation programs under APB 25. The Company’s income before income taxes and net income for the nine months ended September 30, 2006 were $12.9 million and $8.3 million lower, respectively, than if the Company had continued to account for the stock-based compensation programs under APB 25. Accordingly, the reported basic and diluted earnings per share for the three months ended September 30, 2006 were $0.03 lower, and the reported basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.09 and $0.08 lower, respectively, than had the Company not adopted SFAS No. 123R effective January 1, 2006.

Stock Options

The Company has six outstanding stock option plans that provide for the grant of options and other stock-based awards to officers, employees and directors. To date, stock options have been granted with an exercise price equal to the fair value of the stock at the date of grant. Stock options generally have eight to ten year expiration terms and generally vest over one to five years depending on the particular grant.

The Company believes that the Black-Scholes valuation model provides a reasonable estimate of the fair value of the Company’s stock options, particularly in view of the absence of any market-based or performance-based vesting conditions attached to those stock options. The Black-Scholes option pricing model requires, among other things, an estimate of expected share price volatility. The Company considered the use of both historical and implied volatility assumptions in calculating the fair value of stock options issued in 2005 and 2006. In years prior to 2005, the Company had used only historical volatility in calculating the fair value of its stock options. In estimating the fair value of stock options granted during 2005 and 2006, the Company used implied volatility derived from its publicly-traded options as the volatility input in the option valuation model. In using implied volatility, the Company considered SFAS No. 123R and the guidance provided in Staff Accounting Bulletin No. 107, Share-Based Payment, and determined that implied volatility provides the most reliable estimate of expected volatility. Expected dividend yield is 0% as the Company has not paid any cash dividends on its capital stock and does not anticipate it will pay cash dividends in the foreseeable future. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Following are the specific valuation assumptions, where applicable, used for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected dividend yield	N/A	0.00%	0.00%	0.00%
Risk-free interest rate	N/A	4.15%	5.03%	4.15%
Weighted-average expected volatility	N/A	24.40%	26.21%	24.40%
Expected life	N/A	5 years	5 years	5 years

During the nine months ended September 30, 2006, the Company granted 874,400 stock options. During the nine months ended September 30, 2005, the Company granted 2,176,100 stock options. As of September 30, 2006, approximately 1.0 million shares are available for future grant under the Company’s shareholder-approved stock plans.

Stock option activity for the nine months ended September 30, 2006 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	9,446,685	$29.31
Options granted in 2006	874,400	—
Exercised in 2006	(159,200)	22.36
Forfeited in 2006	(123,400)	39.31
Expired in 2006	(4,600)	27.66

Outstanding at September 30, 2006	10,033,885	$30.10	4.44	$64,916,076

Vested or expected to vest as of September 30, 2006	9,635,938	$29.66	4.34	$64,819,486

Exercisable at September 30, 2006	6,389,807	$24.82	3.08	$62,766,414

The intrinsic value of options exercised during the three months ended September 30, 2006 and 2005, amounted to $1.6 million and $6.2 million, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 amounted to $2.7 million and $61.5 million, respectively.

A summary of unvested stock option transactions is as follows for the nine months ended September 30, 2006:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at January 1, 2006	3,191,495	$13.62
Granted	874,400	$11.94
Vested	(300,167)	$15.85
Forfeited	(121,650)	$13.24

Unvested at September 30, 2006	3,644,078	$13.05

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock

Under the 2004 Stock Plan, certain key employees may be granted restricted stock at nominal cost to them. Restricted stock is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as compensation expense ratably over the corresponding employee’s specified service period. Restricted stock vests upon the employees’ fulfillment of specified performance and service-based conditions. On July 1, 2004, the Company granted 260,000 shares of restricted stock to certain key employees. These shares were issued at the fair value of the stock on the grant date. The restrictions lapse in three equal annual installments. Prior to the adoption of SFAS No. 123R, unearned compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of stockholders’ equity and subsequently amortized to compensation expense over the vesting period of the awards. All unamortized unearned compensation at January 1, 2006 was reclassified to additional paid-in capital. During the three months ended September 30, 2006 and September 30, 2005, the Company recognized $0.7 million and $0.9 million, respectively, of stock-based compensation expense related to restricted stock. During the nine months ended September 30, 2006 and September 30, 2005, the Company recognized $2.2 million and $2.0 million, respectively, of stock-based compensation expense related to restricted stock.

A summary of the status of unvested restricted stock as of September 30, 2006 and changes during the nine month period ended is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at January 1, 2006	173,333	$31.72
Granted	0	—
Vested	(86,667)	31.72
Forfeited	0	—

Unvested at September 30, 2006	86,666	$31.72

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

During the three months ended September 30, 2006, 11,017 shares of common stock were purchased under the Stock Purchase Plan resulting in compensation cost of $0.1 million. During the nine months ended September 30, 2006, 32,558 shares of common stock were purchased under the Stock Purchase Plan resulting in compensation cost of $0.3 million.

Total Stock-Based Compensation

SFAS No. 123R requires the disclosure of pro forma information for periods prior to the adoption. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 as if the Company had recognized compensation expense for all stock-based payments to employees based on their fair values:

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	For The Period Ended September 30, 2005
	Three Months	Nine Months
	(In thousands, except per share data)
Net income:
As reported	$53,872	$158,601
Add: Stock-based employee compensation expense included in net income, net of related tax effects	537	1,251
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,502)	(6,624)

Pro forma	$51,907	$153,228

Earnings per common share:
Basic—as reported	$0.55	$1.59

Diluted—as reported (1)	$0.52	$1.52

Basic—pro forma	$0.53	$1.54

Diluted—pro forma (1)	$0.50	$1.47

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF Issue No. 04-8, effective for reporting periods ending after December 15, 2004.

The following weighted-average per share fair values were determined for stock-based compensation grants or purchases occurring within the three and nine months ended September 30, 2006 and 2005:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
Options granted	N/A	$12.46	$11.94	$12.46

Restricted stock and stock awards granted	N/A	N/A	N/A	N/A

Employee stock purchases	$6.82	$8.91	$7.83	$8.76

During the three months ended September 30, 2006 and 2005, the Company received cash of $2.0 million and $3.3 million, respectively, from employee stock purchases and exercises of stock options, and recognized related tax benefits of $0.6 million and $2.3 million, respectively. During the nine months ended September 30, 2006 and 2005, the Company received cash of $4.8 million and $45.0 million, respectively, from employee stock purchases and exercises of stock options, and recognized related tax benefits of $1.0 million and $22.4 million, respectively. There were no stock options settled for cash during the nine months ended September 30, 2006 and 2005.

As of September 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock amounted to $25.8 million and $1.1 million, respectively, which will be amortized over the weighted-average remaining requisite service period of 2 years and 5 months, respectively.

The Company issues new shares of common stock to satisfy stock-based awards upon exercise.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Comprehensive Income

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

The Company had no unrealized gains or losses on short-term investments available-for-sale for the three and nine months ended September 30, 2006 and September 30, 2005.

Note 7. Noncash Financing and Investing Activities

In the normal course of business, the Company obtains seller financing on business acquisitions and also makes adjustments to seller financing from business acquisitions obtained in prior periods based on terms of the original purchase agreements. Terms of the financing are typically principal only. Seller financing relating to business acquisitions in the nine months ended September 30, 2006 and 2005, was $6.3 million and $26.0 million, respectively.

Note 8. New Accounting Standards

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the 2008 calendar year. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements”, which requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact from this standard on its financial condition, results of operations and cash flows.

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 calendar year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is evaluating the impact that the adoption of FIN 48 will have on its financial condition, results of operations and cash flows.

In May 2005, FASB issued SFAS No. 154 “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the accounting for, and the reporting of, a change in accounting principle. The statement also defines and requires retrospective application of a change in accounting principle to prior periods’ financial statements unless impracticable. If retrospective application is impracticable, the new accounting principle must be applied to the asset and liability balances as of the beginning of the earliest period practicable and a corresponding adjustment to the opening balance of retained earnings for the same period, rather than being reported in the income

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

statement. Additionally, SFAS No. 154 addresses a change in accounting for estimates affected by a change in accounting principle and redefines restatement as a revision to reflect the correction of an error. Lincare’s adoption of SFAS No. 154 on January 1, 2006 did not have a material effect on the company’s consolidated financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Share-Based Compensation,” and supersedes APB Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. Under the regulations promulgated by the Securities and Exchange Commission, the Company is applying SFAS No. 123R as of January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. The modified prospective method requires compensation cost to be recognized beginning January 1, 2006 based on the requirements of SFAS No. 123R for all share-based payments granted or modified after December 31, 2005 and based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company adopted SFAS No. 123R using the modified prospective method. Refer to Note 5 for a description of the impact to the Company’s financial position, results of operations and liquidity relating to the adoption of SFAS 123R.

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

On November 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) issued rule CMS-1304-F, describing the Medicare regulations, as interpreted by CMS, required to implement the DRA oxygen provisions. The rule codifies the new payment methodology and related provisions with respect to oxygen, including, but not limited to, defining the 36-month capped rental period of continuous use, transfer of title, payment for oxygen contents for beneficiary-owned oxygen equipment, payment for maintenance and servicing of oxygen equipment and procedures for replacement of beneficiary-owned equipment. A copy of the rule can be located at http://www.cms.hhs.gov/HomeHealth PPS/downloads/CMS1304Fdisplay.pdf. The DRA oxygen provisions and related regulations represent a fundamental change in the Medicare payment system for oxygen. These provisions are complex, and are expected to result in profound changes in the provider-customer relationship for oxygen equipment and related services. The Company is evaluating the potential impact of the DRA oxygen provisions on its business and believes that the 36-month rental cap will have a material adverse impact on the Company’s net revenues, operating income, cash flows and financial position when it takes effect in 2009 and beyond. Additionally, the President’s 2007 budget proposes a reduction in the maximum continuous oxygen rental period from 36 months to 13 months. No further information on this proposal is available and we can not predict whether or not the proposal will be included in the final budget approved by Congress.

Included in rule CMS-1304-F are changes to the Medicare payment rates for oxygen and oxygen equipment that will take effect on January 1, 2007. CMS is exercising its authority under the Balanced Budget Act of 1997 (“BBA”) to establish separate classes and monthly payment rates for oxygen. The rule establishes a new class and monthly payment amount for oxygen-generating portable equipment (“OGPE”), which includes oxygen transfilling equipment and portable oxygen concentrators. An OGPE add-on payment, applicable during the 36-month rental period, will be made for these systems in the amount of $51.63. Payments for the new OGPE add-on will begin on January 1, 2007 for new and existing oxygen users. CMS is also increasing the monthly payment amounts for portable oxygen contents for beneficiary-owned liquid or gaseous oxygen equipment from approximately $20.77 to $77.45. Payments for the increased portable oxygen contents will be effective on January 1, 2007 for new and existing oxygen users. The BBA requires these changes to be budget neutral, and accordingly, CMS will reduce other Medicare oxygen payment rates beginning in 2007. As a result, the monthly payment amount for stationary oxygen equipment will decrease each year in order to offset the anticipated increase in Medicare spending for OGPE and oxygen contents. For 2007 and 2008, the payment rate for stationary oxygen equipment will be $198.40. The projected rates for 2009 and 2010 are $193.21 and $189.39, respectively. Budget neutrality requires that Medicare’s total spending for all modalities of oxygen equipment, including contents, be the same under the proposed changes as it would be without the changes. CMS’ budget neutral calculations were based on an assumption that five percent of oxygen users will shift to OGPE equipment. CMS will revise payment rates in future years through program instruction under the methodology specified in the rule based on actual OGPE use and updated data on the distribution of beneficiaries using oxygen equipment. To the extent that the Company’s distribution of oxygen equipment and oxygen contents in future years mirrors that of the overall Medicare market, these changes would not be expected to affect the overall level of reimbursement for the Company’s oxygen business.

DRA also changes the reimbursement methodology for items of DME in the capped rental payment category, including but not limited to such items as continuous positive airway pressure (“CPAP”) devices, certain respiratory assist devices, nebulizers, hospital beds and wheelchairs. For such items of DME, payment may not extend over a period of continuous use of longer than 13 months. The option for a supplier to retain ownership of the item after a 15-month rental period and receive semi-annual maintenance and service payments will be eliminated. On the first day that begins after the 13th continuous month during which payment is made for the item, the supplier will transfer title of the item to the beneficiary. Additional payments for maintenance and service of the item will be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The DME capped rental provisions contained in DRA apply to items furnished for which the first rental month occurs on or after January 1, 2006. Accordingly, the first month in which the new payment methodology will impact our financial results is February 2007. Included in rule CMS-1304-F is a discussion of the Medicare regulations, as interpreted by CMS, necessary to implement the DME capped rental changes contained in the DRA. The Company estimates that the DME changes will reduce the Company’s net revenues and operating income by approximately $8.0 million in 2007 and by approximately $17.0 million in 2008.

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

In accordance with the provisions of MMA, on November 2, 2005, CMS issued rule CMS-1502-FC, establishing the dispensing fee amount for inhalation drugs for 2006. The final rule establishes a dispensing fee of $57.00 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and a reduced fee of $33.00 for a 30-day supply of inhalation drugs for all other months. We estimate that the reduction in the dispensing fee to $33.00 will reduce net revenues by approximately $40.0 million in 2006. Additionally, fluctuations in the payment rates for inhalation drugs established by CMS during each quarter of 2006 (based on available manufacturer ASP data) may result in further reductions in our net revenues in 2006.

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

(4)	Implements quality standards and accreditation requirements for DME suppliers. MMA instructs the Secretary to establish and implement quality standards for DME suppliers to be monitored by recognized independent accreditation organizations. Suppliers will be required to comply with these standards in order to receive payment for furnishing any covered item of DME to a Medicare beneficiary and to receive or retain a supplier number used to submit claims for reimbursement. CMS has published the new quality standards and expects to implement them pursuant to a program instruction memorandum by the end of this year. We believe we will be in compliance with the new quality standards at the time they become effective.

On January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices will cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date will count toward the 13-month cap. Accordingly, the first month in which the new payment methodology will impact our financial results is May 2007. RADs with a backup rate feature accounted for approximately $3.2 million of our net revenues in the three months ended September 30, 2006.

In January 2006, pursuant to the contracting reform provisions of MMA, CMS announced the selection of four specialty carriers, or DME Medicare Administrative Contractors (the “DME MACs”), that will be responsible for the processing and payment of claims for DME items provided to Medicare Part B beneficiaries. The DME MACs are replacing the four Durable Medical Equipment Regional Carriers (the “DMERCs”) pursuant to a transition schedule that began on July 1, 2006, with the final DME MAC not expected to transition until April 1, 2007. The transition of claims processing from the DMERCs to the DME MACs may cause disruptions in the payment of DME claims and could thereby have a negative impact on the timing of collections of our accounts receivable. In addition, the DRA mandated that a brief hold be placed on Medicare payments for all claims for the last nine days of the federal fiscal year (i.e., September 22, 2006 through September 30, 2006). This payment hold is estimated to have reduced our cash provided by operating activities in the third quarter and to have increased our accounts receivable balances as of September 30, 2006 by approximately $19.8 million. These held payments were subsequently released to us during the first week of October, 2006.

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

On March 24, 2006, the Durable Medical Equipment Program Safeguard Contractors (“DME PSCs”), entities contracted with CMS for purposes of developing and updating medical policies applicable to processing and reviewing Medicare claims for DME items, proposed certain revisions to Medicare’s Local Coverage Determination policy for nebulizers (the “Nebulizer LCD”). These revisions include significant changes that would, if implemented, adversely affect reimbursement for two commonly prescribed inhalation drugs, Xopenex®1 and DuoNeb®2, and eliminate Medicare coverage for certain other respiratory medications. Specifically, the Nebulizer LCD proposes, among other things, to reduce the payment amount for Xopenex® to the allowance for albuterol and the payment amount for DuoNeb® to the allowance for separate unit dose vials of albuterol and ipratropium. These changes would result in reimbursement reductions for Xopenex® and DuoNeb® of approximately 95% and 73%, respectively. The DME PSCs have solicited comments on the proposed changes from physicians, manufacturers, suppliers and other professionals involved in the treatment of Medicare beneficiaries with chronic lung disease. Written comments on the proposal were due by May 8, 2006, and the DME PSCs also held public meetings to receive comments on the draft policy. We can not determine whether the proposed Nebulizer LCD will be implemented in its current form and what impact the policy might have on our financial position or operating results and our ability to provide these inhalation drugs to Medicare beneficiaries.

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

[1]	Xopenex® is a registered trademark of Sepracor, Inc.
[2]	DuoNeb® is a registered trademark of Dey L.P.

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

Operating Results

The following table sets forth for the periods indicated a summary of the Company’s net revenues by source:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Oxygen and other respiratory therapy	$329,730	$292,926	$957,316	$854,777
Home medical equipment and other	28,283	27,195	84,415	85,702

Total	$358,013	$320,121	$1,041,731	$940,479

Net revenues for the three months ended September 30, 2006, increased by $37.9 million (or 11.8%) compared with the three months ended September 30, 2005, and for the nine months ended September 30, 2006, increased $101.3 million (or 10.8%) compared with the nine months ended September 30, 2005. The 11.8% increase in net revenues in the three-month period was comprised of 13.4% internal growth and 1.6% acquisition growth partially offset by a 3.2% revenue reduction from lower Medicare payment rates (see “Medicare Reimbursement”). The 10.8% increase in net revenues in the nine-month period was comprised of 13.3% internal growth and 2.5% acquisition growth partially offset by a 5.1% revenue reduction from lower Medicare payment rates. Net revenues for the three and nine months ended September 30, 2006 were negatively impacted by $10.1 million (or 3.2%) and $47.8 million (or 5.1%), respectively, as a result of the Medicare reimbursement reductions. The internal growth in net revenues, excluding price reductions, is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions. During the nine months of 2006, we completed the acquisition of eight companies with aggregate annual revenues of approximately $19.7 million.

The contribution of oxygen and other respiratory therapy products to our net revenues was 92.1% and 91.9%, respectively, during the three and nine months ended September 30, 2006. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of goods and services as a percentage of net revenues increased to 22.5% and 22.4%, respectively, for the three and nine months ended September 30, 2006, compared with 20.4% and 20.1% for the comparable prior year periods. The relationships of costs to net revenues during the periods were impacted by the Medicare price reductions discussed above (see also “Medicare Reimbursement”). The increase in costs of goods and services in 2006 is attributable primarily to increased drug shipment volumes and an increase in drug purchasing costs due to a product mix shift to higher cost branded products in our inhalation drug business over the past year. We also experienced significant growth in our sleep therapy product lines during the first nine months of 2006, which generally carry a lower gross margin than other products we provide.

Cost of goods and services includes the cost of equipment (excluding depreciation), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $12.0 million, $37.2 million, $12.3 million and $37.7 million for the three and nine month periods of 2006 and 2005, respectively. Included in cost of goods and services in the three and nine months ended September 30, 2006 are salary and related expenses of pharmacists and pharmacy technicians of $2.5 million and $7.3 million, respectively. Such salary and related expenses for the three and nine months ended September 30, 2005 were $2.4 million and $7.2 million, respectively.

Operating expenses as a percentage of net revenues were 23.6% and 23.5%, respectively, for the three and nine months ended September 30, 2006, compared with 23.5% and 23.3%, respectively, for the comparable prior year periods. The relationships of expenses to net revenues during the period were impacted by the Medicare price reductions discussed above (see also “Medicare Reimbursement”). Operating expenses for the three and nine months ended September 30, 2006 increased by $9.3 million, or 12.3% and $26.3 million, or 12.0%, respectively, when compared with the prior year periods. The increase in operating expenses for the quarter and year to date periods compares favorably to the increase in net revenues from internal growth (13.4% and 13.3%, respectively) and acquisitions (1.6% and 2.5%, respectively) before considering the effect of the Medicare price reductions. Gains in productivity at our operating centers and modest growth in office rent and related facility expenses helped to offset higher freight charges due to gains in customer shipment volumes in our drug and sleep accessory product lines and significant vehicle related cost increases attributable to higher fuel prices and vehicle lease expenses.

The Company manages over 900 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable and discretionary clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (branch manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.) vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the interim periods of 2006 and 2005 within these major categories were as follows:

Operating Expenses ( in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Salary and related	$52,803	$46,666	$153,204	$138,420
Facilities	12,806	12,836	38,457	37,036
Vehicles	11,017	9,111	30,621	25,381
General supplies/miscellaneous	7,790	6,543	23,045	18,224

Total	$84,416	$75,156	$245,327	$219,061

Included in operating expenses during the three and nine months ended September 30, 2006 are salary and related expenses for Service Reps in the amount of $22.6 million and $66.2 million, respectively. Such salary and related expenses for the three and nine months ended September 30, 2005 were $21.4 million and $61.0 million, respectively.

Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues were 20.5% and 20.9% for the three and nine months ended September 30, 2006, compared with 19.5% and 19.9% for the comparable prior year periods. The relationships of expenses to net revenues during the period were impacted by the Medicare price reductions discussed above (see also “Medicare Reimbursement”). SG&A expenses for the three and nine months ended September 30, 2006 increased by $10.7 million, or 17.2%, and $30.3 million, or 16.2%, respectively, compared with the prior year periods. SG&A expenses in 2006 were impacted by the adoption of SFAS No. 123R (see Notes 5 and 8 to the condensed consolidated financial statements) effective January 1, 2006, resulting in the recognition of $5.7 million and $15.1 million of stock-based compensation expense during the third quarter and year to date periods, respectively. Contributing to the increase in SG&A expenses in 2006 were higher payroll costs included in selling expenses and higher legal expenses, partially offset by cost controls at our administrative, field overhead and billing office locations.

Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and nine months ended September 30, 2006 are salary and related expenses of $53.6 million and $153.1 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $13.7 million and $40.1 million during the respective periods in 2006. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors that do not employ respiratory therapists. Included in SG&A during the three and nine months ended September 30, 2005 are salary and related expenses of $44.2 million and $127.8 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $12.4 million and $35.9 million during the respective periods in 2005.

Included in depreciation expense in the three and nine months ended September 30, 2006 is depreciation of patient service equipment of $17.2 million and $50.4 million, respectively, and depreciation of other property and equipment of $7.5 million and $23.5 million, respectively. Included in depreciation expense in the three and nine months ended September 30, 2005 is depreciation of patient service equipment of $16.5 million and $48.3 million, respectively, and depreciation of other property and equipment of $7.2 million and $20.3 million, respectively. The growth in depreciation expense in the 2006 periods compared with the 2005 periods is attributed to increased purchases of medical and other equipment necessary to support the growth in the Company’s customer base during 2006.

Operating income for the three and nine months ended September 30, 2006, was $89.1 million (24.9% of net revenues) and $255.3 million (24.5% of net revenues), respectively, compared with $88.1 million (27.5% of net revenues) and $260.9 million (27.7%) for the comparable three and nine months of the prior year. The increases in operating income in the third quarter and first nine months of 2006 are attributable primarily to revenue growth from increases in customer volumes which more than offset reduced Medicare payment rates for respiratory medications and related dispensing fees that took effect on January 1, 2006 and the reduction of Medicare reimbursement rates for oxygen equipment that took effect on April 1, 2005. We estimate that the reductions in Medicare reimbursement rates reduced net revenues by approximately $10.1 million and $47.8 million, respectively, in the three and nine month periods ended September 30, 2006. Costs and expenses were favorably impacted by gains in labor productivity during the periods and adversely affected by the implementation of SFAS 123(R) effective January 1, 2006, increased costs of purchased inhalation drugs, higher fuel costs and legal expenses.

Liquidity and Capital Resources

Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operational needs, capital expenditures, acquisitions, debt service and share repurchases.

Net cash provided by operating activities decreased by 20.5% to $226.0 million for the nine months ended September 30, 2006, compared with $284.5 million for the nine months ended September 30, 2005. The decrease in net cash from operating activities was due primarily to a decrease in net income attributable to the reductions in Medicare reimbursement for respiratory medications and related dispensing fees that took effect on January 1, 2006 and the reduction in Medicare reimbursements for oxygen equipment that took effect on April 1, 2005, and to an increase in accounts receivable. Our cash receipts and related accounts receivable were negatively impacted by approximately $19.8 million due to a federally mandated hold on all payments to Medicare providers from September 22, 2006 through September 30, 2006. These held payments were subsequently released to us during the first week of October, 2006.

Net cash used in investing and financing activities was $195.8 million for the nine months ended September 30, 2006. Activity during the nine-month period ended September 30, 2006 included our investment of $26.9 million in business acquisitions, net investment in capital equipment of $79.0 million, payments of principal on debt of $9.5 million and repurchases of our common stock of $115.0 million.

As of September 30, 2006, our principal sources of liquidity consisted of $146.9 million of working capital and up to $200.0 million available under our revolving bank credit facility.

On October 24, 2005, the Board of Directors authorized a plan to repurchase up to $100.0 million of the Company’s common stock. As of March 31, 2006, we had repurchased all amounts authorized under this plan, including 683,748 shares repurchased for $28.1 million in the quarter ended March 31, 2006. On February 14, 2006, the Board authorized a new share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. During the quarter ended September 30, 2006, the Company repurchased and retired an additional 1,020,855 shares for $36.9 million.

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

Accounts Receivable: The Company maintains payor-specific price tables in its billing system that reflect the fee schedule amounts statutorily in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. Due to the nature of the health care industry and the reimbursement environment in which Lincare operates, situations can occur where expected payment amounts are not established by fee schedules or contracted rates, and estimates are required to record revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that revenues and accounts receivable will have to be revised or updated as additional information becomes available. Contractual adjustments to revenues and accounts receivable can result from price differences between allowed charges and amounts initially recognized as revenue due to incorrect price tables or subsequently negotiated payment rates. These differences are typically identified and ultimately recorded at the point of cash application or account review. Historically, such contractual adjustments have not been significant.

The Company’s payor mix is highly concentrated among Medicare, Medicaid and other government third-party payors and contracted private insurance or commercial payors. Government payment rates are determined according to published fee schedules established pursuant to statute, law or other regulatory processes and commercial payment rates are based on contractual line item pricing as reflected in the respective contracts. Fee schedule updates have historically occurred on a prospective basis and have been made available to the Company in advance of the effective date of a change in reimbursement rates. The Company’s proprietary billing system has features that allow the Company to timely update payor price tables within the system as changes occur in order to accurately record revenues and accounts receivable at their expected realizable values. Additional systems and manual controls and processes are used by management to evaluate the accuracy of these recorded amounts. Based on the Company’s experience, it is unlikely that a change in estimate of unsettled amounts from third party payors would have a material adverse impact on its financial position or results of operations.

Accounts receivable balance concentrations by major payor category as of September 30, 2006 and December 31, 2005 were as follows:

Percentage of Accounts Receivable Outstanding:

	September 30, 2006	December 31, 2005
Medicare	44.5%	42.1%
Medicaid/Other Government	11.4%	12.8%
Private Insurance	35.5%	35.9%
Self-Pay	8.6%	9.2%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of September 30, 2006 and December 31, 2005 were as follows:

Percentage of Accounts Aged in Days:

	September 30, 2006
	0-60	61-120	Over 120
Medicare	86.0%	8.7%	5.3%
Medicaid/Other Government	62.4%	20.0%	17.6%
Private Insurance	60.4%	15.8%	23.8%
Self-Pay	48.9%	22.1%	29.0%
All Payors	71.1%	13.7%	15.2%

Percentage of Accounts Aged in Days:

	December 31, 2005
	0-60	61-120	Over 120
Medicare	86.6%	9.5%	3.9%
Medicaid/Other Government	64.5%	16.6%	18.9%
Private Insurance	62.9%	13.9%	23.2%
Self-Pay	47.0%	21.8%	31.2%
All Payors	71.6%	13.2%	15.2%

The Company operates 35 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of September 30, 2006, there were 1,194 full-time employees in the RBCOs. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within the Company’s proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that the Company can access to determine the status of individual claims. The Company has benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 68% of all payments received. The Company believes that its collection procedures contribute to its accounts receivable days sales outstanding (“DSO”) and bad debt expense being among the lowest in its industry, according to published industry data and public filings of some of its competitors.

The ultimate collection of accounts receivable may not be known for several months. We record bad debt expense based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses including current and historical cash collections, bad debt write-offs, aged accounts receivable and consideration of any payor-specific concerns. The ultimate write-off of an accounts receivable occurs once collection procedures are determined to have been exhausted by the collector and after appropriate review of the specific account and approval by supervisory and/or management employees within the RBCOs. Management and RBCO supervisory and management employees also review accounts receivable write-off reports, correspondence from payors and individual account information to evaluate and correct processes that might have contributed to an unsuccessful collection effort.

The Company does not use an aging threshold for account receivable write-offs. However, the age of an account balance may provide an indication that collection procedures have been exhausted, and would be considered in the review and approval of an account balance write-off.

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

	Fiscal Years
	(remaining 3 months) 2006	2007	2008	2009	2010	Thereafter	Total
Short-term debt	$3,197	$4,180	$0	$0	$0	$0	$7,377
Long-term debt (1)	0	0	275,000	0	0	0	275,000
Capital lease commitments	20	436	0	0	0	0	456
Interest expense	2,174	8,370	4,125	0	0	0	14,669
Operating leases	9,626	32,336	20,776	10,194	3,386	68	76,386
Employment agreements	342	1,821	1,821	1,821	0	0	5,805

Total	$15,359	$47,143	$301,722	$12,015	$3,386	$68	$379,693

(1)	Amounts represent Debentures due 2033. The Debentures are redeemable by us on or after June 15, 2008 and may be put to us for repurchase on June 15, 2008, 2010, 2013, or 2018.

New Accounting Standards

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the 2008 calendar year. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements”, which requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact from this standard on its financial condition, results of operations and cash flows.

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 calendar year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is evaluating the impact that the adoption of FIN 48 will have on its financial condition, results of operations and cash flows.

In May 2005, FASB issued SFAS No. 154 “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the accounting for, and the reporting of, a change in accounting principle. The statement also defines and requires retrospective application of a change in accounting principle to prior periods’ financial statements unless impracticable. If retrospective application is impracticable, the new accounting principle must be applied to the asset and liability balances as of the beginning of the earliest period practicable and a corresponding adjustment to the opening balance of retained earnings for the same period, rather than being reported in the income statement. Additionally, SFAS No. 154 addresses a change in accounting for estimates affected by a change in accounting principle and redefines restatement as a revision to reflect the correction of an error. Lincare’s adoption of SFAS No. 154 on January 1, 2006 did not have a material effect on the company’s consolidated financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Share-Based Compensation,” and supersedes APB Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. Under the regulations promulgated by the Securities and Exchange Commission, the Company is applying SFAS No. 123R as of January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. The modified prospective method requires compensation cost to be recognized beginning January 1, 2006 based on the requirements of SFAS No. 123R for all share-based payments granted or modified after December 31, 2005 and based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company adopted SFAS No. 123R using the modified prospective method. Refer to Note 5 for a description of the impact to the Company’s financial position, results of operations and liquidity relating to the adoption of SFAS 123R.

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

On November 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) issued rule CMS-1304-F, describing the Medicare regulations, as interpreted by CMS, required to implement the DRA oxygen provisions. The rule codifies the new payment methodology and related provisions with respect to oxygen, including, but not limited to, defining the 36-month capped rental period of continuous use, transfer of title, payment for oxygen contents for beneficiary-owned oxygen equipment, payment for maintenance and servicing of oxygen equipment and procedures for replacement of beneficiary-owned equipment. A copy of the rule can be located at http://www.cms.hhs.gov/HomeHealth PPS/downloads/CMS1304Fdisplay.pdf. The DRA oxygen provisions and related regulations represent a fundamental change in the Medicare payment system for oxygen. These provisions are complex, and are expected to result in profound changes in the provider-customer relationship for oxygen equipment and related services. The Company is evaluating the potential impact of the DRA oxygen provisions on its business and believes that the 36-month rental cap will have a material adverse impact on the Company’s net revenues, operating income, cash flows and financial position when it takes effect in 2009 and beyond. Additionally, the President’s 2007 budget proposes a reduction in the maximum continuous oxygen rental period from 36 months to 13 months. No further information on this proposal is available and we can not predict whether or not the proposal will be included in the final budget approved by Congress.

Included in rule CMS-1304-F are changes to the Medicare payment rates for oxygen and oxygen equipment that will take effect on January 1, 2007. CMS is exercising its authority under the Balanced Budget Act of 1997 (“BBA”) to establish separate classes and monthly payment rates for oxygen. The rule establishes a new class and monthly payment amount for oxygen-generating portable equipment (“OGPE”), which includes oxygen transfilling equipment and portable oxygen concentrators. An OGPE add-on payment, applicable during the 36-month rental period, will be made for these systems in the amount of $51.63. Payments for the new OGPE add-on will begin on January 1, 2007 for new and existing oxygen users. CMS is also increasing the monthly payment amounts for portable oxygen contents for beneficiary-owned liquid or gaseous oxygen equipment from approximately $20.77 to $77.45. Payments for the increased portable oxygen contents will be effective on January 1, 2007 for new and existing oxygen users. The BBA requires these changes to be budget neutral, and accordingly, CMS will reduce other Medicare oxygen payment rates beginning in 2007. As a result, the monthly payment amount for stationary oxygen equipment will decrease each year in order to offset the anticipated increase in Medicare spending for OGPE and oxygen contents. For 2007 and 2008, the payment rate for stationary oxygen equipment will be $198.40. The projected rates for 2009 and 2010 are $193.21 and $189.39, respectively. Budget neutrality requires that Medicare’s total spending for all modalities of oxygen equipment, including contents, be the same under the proposed changes as it would be without the changes. CMS’ budget neutral calculations were based on an assumption that five percent of oxygen users will shift to OGPE equipment. CMS will revise payment rates in future years through program instruction under the methodology specified in the rule based on actual OGPE use and updated data on the distribution of beneficiaries using oxygen equipment. To the extent that the Company’s distribution of oxygen equipment and oxygen contents in future years mirrors that of the overall Medicare market, these changes would not be expected to affect the overall level of reimbursement for the Company’s oxygen business.

DRA also changes the reimbursement methodology for items of DME in the capped rental payment category, including but not limited to such items as continuous positive airway pressure (“CPAP”) devices, certain respiratory assist devices, nebulizers, hospital beds and wheelchairs. For such items of DME, payment may not extend over a period of continuous use of longer than 13 months. The option for a supplier to retain ownership of the item after a 15-month rental period and receive semi-annual maintenance and service payments will be eliminated. On the first day that begins after the 13th continuous month during which payment is made for the item, the supplier will transfer title of the item to the beneficiary. Additional payments for maintenance and service of the item will be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The DME capped rental provisions contained in DRA apply to items furnished for which the first rental month occurs on or after January 1, 2006. Accordingly, the first month in which the new payment methodology will impact our financial results is February 2007. Included in rule CMS-1304-F is a discussion of the Medicare regulations, as interpreted by CMS, necessary to implement the DME capped rental changes contained in the DRA. The Company estimates that the DME changes will reduce the Company’s net revenues and operating income by approximately $8.0 million in 2007 and by approximately $17.0 million in 2008.

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

On November 2, 2005, CMS issued rule CMS-1502-FC, establishing the dispensing fee amount for inhalation drugs for 2006. The final rule establishes a dispensing fee of $57.00 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and a reduced fee of $33.00 for a 30-day supply of inhalation drugs for all other months. We estimate that the reduction in the dispensing fee to $33.00 will reduce net revenues by approximately $40.0 million in 2006. Additionally, fluctuations in the payment rates for inhalation drugs established by CMS during each quarter of 2006 (based on available manufacturer ASP data) may result in further reductions in our net revenues in 2006.

On March 24, 2006, the Durable Medical Equipment Program Safeguard Contractors (DME PSCs) proposed certain revisions to Medicare’s Local Coverage Determination policy for nebulizers (the “Nebulizer LCD”) which include significant changes that would, if implemented, adversely affect reimbursement for two commonly prescribed inhalation drugs, Xopenex®3 and DuoNeb®4, and eliminate Medicare coverage for certain other respiratory medications. Specifically, the Nebulizer LCD proposes, among other things, to reduce the payment amount for Xopenex® to the allowance for albuterol and the payment amount for DuoNeb® to the allowance for separate unit dose vials of albuterol and ipratropium. These changes would result in reimbursement reductions for Xopenex® and DuoNeb® of approximately 95% and 73%, respectively. The DME PSCs have solicited comments on the proposed changes from physicians, manufacturers, suppliers and other professional involved in the treatment of Medicare beneficiaries with chronic lung disease. Written comments on the proposal were due by May 8, 2006, and the DME PSCs also held public meetings to receive comments on the draft policy. We can not determine whether the proposed Nebulizer LCD will be implemented in its current form and what impact the policy might have on our financial position or operating results and our ability to provide these inhalation drugs to Medicare beneficiaries.

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

On January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices will cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date will count toward the 13-month cap. Accordingly, the first month is which the new payment methodology will impact our financial results is May 2007. RADs with a backup rate feature accounted for approximately $3.2 million of our net revenues in the three months ended September 30, 2006.

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

[3]	Xopenex® is a registered trademark of Sepracor, Inc.
[4]	DuoNeb® is a registered trademark of Dey L.P.

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

The following table sets forth the estimated fair value of our long-term obligations and our estimate of the impact from a 10% decrease in interest rates on the fair value of our long-term obligations and the associated change in annual interest expense. We had no derivative securities as of September 30, 2006.

Market Risk Sensitive Instruments – Interest Rate Sensitivity

			(Assuming 10% Decrease in Interest Rates)
(dollars in thousands)	Face Amount	Carrying Amount	Fair Value	Hypothetical Change in Fair Value
As of September 30, 2006:
Convertible debt	$275,000	$275,000	$267,437	$1,989
Deferred obligations	7,377	7,377	7,377	0
Capital lease obligations	456	456	456	0
Revolving bank credit facility	0	0	0	0

As of December 31, 2005:
Convertible debt	$275,000	$275,000	$276,375	$1,786
Deferred obligations	13,357	13,357	13,357	0
Capital lease obligations	784	784	784	0
Revolving bank credit facility	0	0	0	0

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Securities and Exchange Act of 1934, as amended) occurred during the fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May of 2006, the Company resolved several ongoing investigations by the Office of Inspector General and/or the U.S. Department of Justice. The combined settlements provide for the Company to pay a total of $12,026,000 to the government, without any admission of wrongdoing by the Company. The first investigation was the Florida investigation previously disclosed by the Company in June 2000. The investigation focused on the Company’s relationships with certain physicians and other referral sources during the period from January 1993 through December 2000. The Office of Inspector General of the U.S. Department of Health and Human Services had contended that certain items of value were improperly provided to physicians and others in violation of federal law. The remaining three investigations were separate investigations conducted in Massachusetts, Tennessee and Idaho and involved allegations that the Company had inappropriately sought reimbursement under Medicare and other government healthcare programs or otherwise violated federal healthcare laws. The periods covered by these investigations varied, ranging from January 1995 through March 2004. As a part of the above four settlements, the Company has entered into a corporate integrity agreement with the Office of Inspector General.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2006, the Company repurchased approximately 1.0 million shares of its common stock in the open market at a cost of approximately $36.9 million under a previously announced repurchase program approved by its Board of Directors.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
July 1, 2006 to July 31, 2006	657,560	$36.67	657,560	$133,965,000
August 1, 2006 to August 31, 2006	0	—	0	$154,690,000
September 1, 2006 to September 30, 2006	363,295	35.09	363,295	$129,777,000

Total	1,020,855	$36.11	1,020,855

On February 14, 2006, the Board authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. As of September 30, 2006, $129.8 million of common stock was eligible for repurchase in accordance with the formula.

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of the Security Holders - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits

(a)	Exhibits included or incorporated herein: See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.
Registrant

/s/ PAUL G. GABOS
Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer

November 9, 2006

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