Form 10-K
period 2006-12-31
LINCARE HOLDINGS INC
filed 2007-03-02
CIK 882235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K
___________

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM ____________ TO _____________

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
Common Stock, $.01 par value per share _____________

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

     The aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant, based on a $37.84 closing sale price of the common stock on June 30, 2006, as reported on the NASDAQ National Market System, was approximately $3,556,575,810.

     As of January 31, 2007, there were 87,545,265 outstanding shares of the registrant’s common stock, par value $.01, which is the only class of capital stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders of Lincare Holdings Inc. which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

Table of Contents

LINCARE HOLDINGS INC. AND SUBSIDIARIES
FORM 10-K
For The Year Ended December 31, 2006
INDEX

PART I

Item 1. Business

General

     Lincare Holdings Inc., together with its subsidiaries (“Lincare,” the “Company,” “we” or “our”), is one of the nation’s largest providers of oxygen and other respiratory therapy services to patients in the home. Our customers typically suffer from chronic obstructive pulmonary disease (“COPD”), such as emphysema, chronic bronchitis or asthma, and require supplemental oxygen or other respiratory therapy services in order to alleviate the symptoms and discomfort of respiratory dysfunction. Lincare currently serves approximately 670,000 customers in 47 states through 978 operating centers. Lincare Holdings Inc. is a Delaware corporation.

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

Business Strategy

     Our strategy is to increase our market share through internal growth and strategic business acquisitions. Lincare achieves internal growth in existing geographic markets through the addition of new customers and referral sources to our network of local operating centers. In addition, we expand into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when we believe such expansion will enhance our business. In 2006, Lincare acquired 10 local and regional companies with operations in multiple states. These acquisitions expanded our presence in states where we had existing locations.

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

     We will continue our focus on providing oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our primary business. In 2006, oxygen and other respiratory therapy services accounted for approximately 92% of Lincare’s net revenues.

Products and Services of Lincare

     Lincare primarily provides oxygen and other respiratory therapy services to patients in the home. We also provide a variety of durable medical equipment (“DME”) and home infusion therapies in certain geographic markets. When a physician, hospital discharge planner, or other source refers a patient to one of our operating centers, our customer representative obtains the necessary medical and insurance coverage information, assignment of benefits to Lincare, and coordinates the delivery of patient care. The prescribed therapy is delivered by one of our service representatives or clinicians at the customer’s home, where instruction and training are provided to the customer and the customer’s family regarding appropriate equipment use and maintenance and compliance with the prescribed therapy. Following the initial setup, our service representatives and/or clinicians make periodic visits to the customer’s home, the frequency of which is dictated by the type of therapy prescribed and physician orders. All services and equipment provided by Lincare are coordinated with the prescribing physician. During the period that we provide services and equipment for a customer, the customer remains under the physician’s care and medical supervision. We employ respiratory therapists, nurses and other qualified clinicians to perform certain training and other functions in connection with our services. Clinicians are licensed where required by applicable law.

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

     Each of our 978 operating centers is managed by a center manager who is responsible and accountable for the operating and financial performance of the center. Service and marketing functions are performed at the local operating level, while strategic development, financial control and operating policies are administered at the corporate level. Reporting mechanisms are in place at the operating center level to monitor performance and ensure field accountability.

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

     Our billing system has both manual and computerized functions and processes that are designed to maintain the integrity of revenue and accounts receivable. Third-party payors, such as Medicare, that can accommodate electronic claims submission are billed electronically on a daily basis from our central computer system. Paper claims and invoices are generated and billed to various state Medicaid agencies, commercial payors and individual customers when electronic billing is unavailable. Electronic billing expedites the billing process and generally allows us to receive payment more quickly. The medical billing process requires the collection of various paper documents from customers and referral sources. Information such as customer demographics, insurance coverage and verification, prescriptions from physicians, delivery receipts, billing authorizations and assignments of benefits to Lincare, is gathered at the local operating centers and forwarded to our regional billing offices for review and manual input into our billing system. Item codes within the system representing specific products supplied to customers are matched against the Healthcare Common Procedure Coding System (“HCPCS”) for verification and accuracy of billing codes. Price tables within the system containing expected allowable payment amounts are manually input into the system and updated by the regional billing offices based on published Medicare and Medicaid fee schedules and bulletins, as well as contracts and supplier notifications from private insurance companies.

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

	Year Ended December 31,
Payors	2006	2005	2004
Medicare and Medicaid programs	67%	67%	67%
Private insurance	26	26	26
Direct payment	7	7	7
	100%	100%	100%

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

     Lincare’s referral sources recognize our reputation for providing high-quality equipment and service and have historically provided a steady flow of customers. While we view our referral sources as fundamental to our business, no single referral source accounts for more than one percent of our revenues. Lincare has approximately 670,000 active customers, and the loss of any single referral source, customer or group of customers would not materially impact our business.

     Lincare has received accreditation from the Community Health Accreditation Program. Accreditation by a national accrediting body represents a marketing benefit to our operating centers and provides for a recognized quality assurance program. Provisions contained in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 will, once implemented, require home medical equipment providers to be accredited or licensed by independent agencies in order to participate in Medicare. Many private payors already require such accreditation.

Acquisitions

     In 2006, we acquired, in unrelated acquisitions, certain operating assets of 10 local and regional companies with operations in multiple states resulting in the addition of 48 new operating centers.

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

Suppliers

     We purchase oxygen and other respiratory equipment from a variety of suppliers. We are not dependent upon any single supplier and believe that our product needs can be met by an adequate number of various manufacturers.

Competition

     The home respiratory market is a fragmented and highly competitive industry that is served by Lincare, other national providers, and by our estimates, over 2,000 regional and local providers.

     Home respiratory companies compete primarily on the basis of service, not pricing, since reimbursement levels are established by fee schedules promulgated by Medicare, Medicaid or by the individual determinations of private insurance companies. Furthermore, marketing efforts by home respiratory companies are typically directed toward referral sources, which generally do not share financial responsibility for the payment of services provided to customers. The relationships between a home respiratory company and its customers and referral sources are highly personal. There is no compelling incentive for either physicians or the patients to alter the relationship so long as the home respiratory company is providing responsive, professional and high-quality service.

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

     On February 1, 2006, Congress passed the Deficit Reduction Act of 2005 (“DRA”). DRA contains provisions that will impact reimbursement for oxygen equipment and DME in 2007 and beyond. DRA changes the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment (including portable oxygen equipment) may not extend over a period of continuous use of longer than 36 months. On the first day that begins after the 36th continuous month during which payment is made for the oxygen equipment, the supplier would transfer title of the equipment to the beneficiary. Separate payments for oxygen contents would continue to be made for the period of medical need beyond the 36th month. According to the legislation, additional payments for maintenance and service of the oxygen equipment would be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use begins on January 1, 2006. Accordingly, the first month in which the new payment methodology will impact our net revenues is January 2009.

     On November 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) issued rule CMS-1304-F, describing the Medicare regulations, as interpreted by CMS, required to implement the DRA oxygen provisions. The rule codifies the new payment methodology and related provisions with respect to oxygen, including, but not limited to, defining the 36-month capped rental period of continuous use, transfer of title, payment for oxygen contents for beneficiary-owned oxygen equipment, payment for maintenance and servicing of oxygen equipment and procedures for replacement of beneficiary-owned equipment. The DRA oxygen provisions and related regulations represent a fundamental change in the Medicare payment system for oxygen. These provisions are complex, and are expected to result in profound changes in the provider-customer relationship for oxygen equipment and related services. The Company is evaluating the potential impact of the DRA oxygen provisions on its business and believes that the 36-month rental cap will have a material adverse impact on the Company’s net revenues, operating income, cash flows and financial position when it takes effect in 2009 and beyond. Additionally, the President’s 2008 budget proposes a reduction in the maximum continuous oxygen rental period from 36 months to 13 months. No further information on this proposal is available at this time and we can not predict whether or not the proposal will be included in the final budget approved by Congress.

     Included in rule CMS-1304-F are changes to the Medicare payment rates for oxygen and oxygen equipment that will take effect on January 1, 2007. CMS is exercising its authority under the Balanced Budget Act of 1997 (“BBA”) to establish separate classes and monthly payment rates for oxygen. The rule establishes a new class and monthly payment amount for oxygen-generating portable equipment (“OGPE”), which includes oxygen transfilling equipment and portable oxygen concentrators. An OGPE add-on payment, applicable during the 36-month rental period, will be made for these systems in the amount of $51.63. Payments for the new OGPE add-on began on January 1, 2007 for new and existing oxygen users. CMS is also increasing the monthly payment amounts for portable oxygen contents for beneficiary-owned liquid or gaseous oxygen equipment from approximately

$20.77 to $77.45. Payments for the increased portable oxygen contents became effective on January 1, 2007 for new and existing oxygen users. The BBA requires these changes to be budget neutral, and accordingly, CMS will reduce other Medicare oxygen payment rates beginning in 2007. As a result, the monthly payment amount for stationary oxygen equipment will decrease each year in order to offset the anticipated increase in Medicare spending for OGPE and oxygen contents. For 2007 and 2008, the payment rate for stationary oxygen equipment will be $198.40, which is expected to reduce our net revenues and operating income by approximately $6.0 million annually. According to CMS, the projected rates for 2009 and 2010 are $193.21 and $189.39, respectively. Budget neutrality requires that Medicare’s total spending for all modalities of oxygen equipment, including contents, be the same under the proposed changes as it would be without the changes. CMS’ budget neutral calculations were based on an assumption that five percent of oxygen users will shift to OGPE equipment. CMS will revise payment rates in future years under the methodology specified in the rule based on actual OGPE use and updated data on the distribution of beneficiaries using oxygen equipment. To the extent that the Company’s distribution of oxygen equipment and oxygen contents in future years mirrors that of the overall Medicare market, these changes would not be expected to have a significant effect on the overall level of reimbursement for the Company’s oxygen business.

     DRA also changes the reimbursement methodology for items of DME in the capped rental payment category, including but not limited to such items as continuous positive airway pressure (“CPAP”) devices, certain respiratory assist devices, nebulizers, hospital beds and wheelchairs. For such items of DME, payment may not extend over a period of continuous use of longer than 13 months. The option for a supplier to retain ownership of the item after a 15-month rental period and receive semi-annual maintenance and service payments will be eliminated. On the first day that begins after the 13th continuous month during which payment is made for the item, the supplier will transfer title of the item to the beneficiary. Additional payments for maintenance and service of the item will be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The DME capped rental provisions contained in DRA apply to items furnished for which the first rental month occurs on or after January 1, 2006. Accordingly, the first month in which the new payment methodology will impact our net revenues is February 2007. Included in rule CMS-1304-F is a discussion of the Medicare regulations, as interpreted by CMS, necessary to implement the DME capped rental changes contained in the DRA. In addition, on January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices will cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date count toward the 13-month cap. Accordingly, the first month in which the new payment methodology will impact our net revenues is May 2007. The Company estimates that the capped rental changes to DME and RADs will reduce the Company’s net revenues and operating income by approximately $12.0 million in 2007 and by approximately $24.0 million in 2008. In addition, the transfer of ownership provisions affecting Medicare capped rental equipment resulted in a change in estimates of the useful lives of such equipment beginning in 2006. The change in estimates resulted in the Company recording an additional $2.2 million of depreciation expense in 2006 and is expected to result in a $6.7 million increase in depreciation expense in 2007. The Company will continue to evaluate its estimates of useful lives based on its experience with ownership transfers of capped rental equipment in future periods, which may result in further increases in depreciation expense in 2007 and beyond.

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

In accordance with the provisions of MMA, on November 2, 2005, CMS issued rule CMS-1502-FC, establishing the dispensing fee amount for inhalation drugs for 2006. The final rule establishes a dispensing fee of $57.00 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and a reduced fee of $33.00 for a 30-day supply of inhalation drugs for all other months. We estimate that the reduction in the dispensing fee to $33.00 reduced our net revenues by approximately $39.1 million in 2006. Additionally, changes in the payment rates for inhalation drugs established by CMS during 2006 (based on available manufacturer ASP data) are estimated to have reduced the Company’s net revenues in 2006 by approximately $2.0 million and are expected to result in further reductions in our net revenues in 2007. The Company estimates that further reductions in inhalation drug payment rates will reduce our net revenues in 2007 by approximately $18.0 million.

We continue to evaluate the impact of the reduced Medicare payment rates on our business. We can not determine the outcome of any future rulemaking by CMS nor the impact that such rulemaking might have on our ability to continue to provide inhalation drugs to Medicare beneficiaries. Further, we can not determine whether quarterly updates in ASP pricing data submitted by drug manufacturers and adopted by CMS will result in ongoing reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on our financial position and results of operations in 2007 and beyond.

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

(3)

Establishes a competitive acquisition program for DME beginning in 2007. MMA instructs CMS to establish and implement programs under which competitive acquisition areas are established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. The program will be implemented in phases such that competition under the program occurs in 10 of the largest metropolitan statistical areas (“MSAs”) in 2007, 80 of the largest MSAs in 2009, and additional areas after 2009. Items selected for competitive acquisition may be phased in first among the highest cost and highest volume items and services or those items and services that CMS determines have the largest savings potential. In carrying out such programs, CMS may exempt rural areas and areas with low-population density within urban areas that are not competitive, unless there is a significant national market through mail order for a particular item or service.

For each competitive acquisition area, CMS will conduct a competition under which providers will submit bids to supply certain covered items of DME. Successful bidders will be expected to meet certain program quality standards in order to be awarded a contract and only successful bidders can supply the covered items to Medicare beneficiaries in the acquisition area. The applicable contract award prices are expected to be less than would be paid under current Medicare fee schedules and contracts will be re-bid at least every three years. CMS will be required to award contracts to multiple entities submitting bids in each area for an item or service, but will have the authority to limit the number of contractors in a competitive acquisition area to the number needed to meet projected demand. CMS may use competitive bid pricing information to adjust the payment amount otherwise in effect for an area that is not a competitive acquisition area.

On April 24, 2006, CMS issued its proposed rule, CMS-1270-P, which would implement the DME competitive bidding program. Comments on the proposed rule were due to CMS by June 30, 2006. The final rule was not issued by CMS as of December 31, 2006 and we will evaluate the impact of the final regulation on our business once it is issued. We can not predict the effect of the competitive acquisition program or the Medicare payment rates that will be in effect in 2007 and beyond for the items ultimately subjected to competitive bidding.

(4)

Implements quality standards and accreditation requirements for DME suppliers. MMA instructs the Secretary to establish and implement quality standards for DME suppliers to be applied by recognized independent accreditation organizations. Suppliers must comply with these standards in order to receive payment for furnishing any covered item of DME to a Medicare beneficiary and to receive or retain a supplier number used to submit claims for reimbursement. CMS has published the new quality standards and expects to implement them pursuant to a program instruction memorandum. We believe we will be in compliance with the new quality standards at the time they become effective.

     In January 2006, pursuant to the contracting reform provisions of MMA, CMS announced the selection of four specialty carriers, or DME Medicare Administrative Contractors (the “DME MACs”), that will be responsible for the processing and payment of claims for DME items provided to Medicare Part B beneficiaries. The DME MACs are replacing the four Durable Medical Equipment Regional Carriers (the “DMERCs”) pursuant to a transition schedule that began on July 1, 2006, with the final DME MAC not expected to transition until April 1, 2007. The transition of claims processing from the DMERCs to the DME MACs is causing disruptions in the payment of DME claims and is having a negative impact on the timing of collections of our accounts receivable. In addition, the DRA mandated that a brief hold be placed on Medicare payments for all claims for the last nine days of the federal fiscal year (i.e., September 22, 2006 through September 30, 2006). This payment hold is estimated to have reduced our cash provided by operating activities in the third quarter and to have increased our accounts receivable balances as of September 30, 2006 by approximately $19.8 million. These held payments were subsequently released to us during the first week of October, 2006.

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

     On March 24, 2006, the Durable Medical Equipment Program Safeguard Contractors (“DME PSCs”), entities contracted with CMS for purposes of developing and updating medical policies applicable to processing and reviewing Medicare claims for DME items, proposed certain revisions to Medicare’s Local Coverage Determination policy for nebulizers (the “Nebulizer LCD”). These revisions include significant changes that would, if implemented, adversely affect reimbursement for two commonly prescribed inhalation drugs, Xopenex®1 and DuoNeb®2, and eliminate Medicare coverage for certain other respiratory medications. Specifically, the Nebulizer LCD proposes, among other things, to reduce the payment amount for Xopenex® to the allowance for albuterol and the payment amount for DuoNeb® to the allowance for separate unit dose vials of albuterol and ipratropium. These changes would result in reimbursement reductions for Xopenex® and DuoNeb® of approximately 95% and 73%, respectively. The DME PSCs have solicited comments on the proposed changes from physicians, manufacturers, suppliers and other professionals involved in the treatment of Medicare beneficiaries with chronic lung disease. Written comments on the proposal were due by May 8, 2006, and the DME PSCs also held public meetings to receive comments on the draft policy. Furthermore, on December 21, 2006, CMS announced it was undertaking a national coverage decision review on the use of Xopenex® to determine whether it is reasonable and necessary for Medicare beneficiaries with chronic obstructive pulmonary disease. CMS accepted comments until January 19, 2007 and plans to issue a proposed national coverage decision by June 20, 2007 and then a formal national coverage policy by September 18, 2007. We can not determine whether the proposed Nebulizer LCD will be implemented in its current form nor the outcome of CMS’ national coverage decision and what impact the final policy might have on our financial position or operating results and our ability to provide these inhalation drugs to Medicare beneficiaries.

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

1 Xopenex® is a registered trademark of Sepracor, Inc.
2 DuoNeb® is a registered trademark of Dey L.P.

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

Employees

     As of December 31, 2006, we had 9,070 employees. None of our employees are covered by collective bargaining agreements. We believe that the relations between our management and employees are good.

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

     DRA changes the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment (including portable oxygen equipment) may not extend over a period of continuous use of longer than 36 months. On the first day that begins after the 36th continuous month during which payment is made for the oxygen equipment, the supplier would transfer title of the equipment to the beneficiary. Separate payments for oxygen contents would continue to be made for the period of medical need beyond the 36th month. According to the legislation, additional payments for maintenance and service of the oxygen equipment would be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use begins on January 1, 2006. Accordingly, the first month in which the new payment methodology will impact our net revenues is January 2009.

     On November 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) issued rule CMS-1304-F, describing the Medicare regulations, as interpreted by CMS, required to implement the DRA oxygen provisions. The rule codifies the new payment methodology and related provisions with respect to oxygen, including, but not limited to, defining the 36-month capped rental period of continuous use, transfer of title, payment for oxygen contents for beneficiary-owned oxygen equipment, payment for maintenance and servicing of oxygen equipment and procedures for replacement of beneficiary-owned equipment. The DRA oxygen provisions and related regulations represent a fundamental change in the Medicare payment system for oxygen. These provisions are complex, and are expected to result in profound changes in the provider-customer relationship for oxygen equipment and related services. The Company is evaluating the potential impact of the DRA oxygen provisions on its business and believes that the 36-month rental cap will have a material adverse impact on the Company’s net revenues, operating income, cash flows and financial position when it takes effect in 2009 and beyond. Additionally, the President’s 2008 budget proposes a reduction in the maximum continuous oxygen rental period from 36 months to 13 months. No further information on this proposal is available at this time and we can not predict whether or not the proposal will be included in the final budget approved by Congress.

     Included in rule CMS-1304-F are changes to the Medicare payment rates for oxygen and oxygen equipment that will take effect on January 1, 2007. CMS is exercising its authority under the Balanced Budget Act of 1997 (“BBA”) to establish separate classes and monthly payment rates for oxygen. The rule establishes a new class and monthly payment amount for oxygen-generating portable equipment (“OGPE”), which includes oxygen transfilling equipment and portable oxygen concentrators. An OGPE add-on payment, applicable during the 36-month rental period, will be made for these systems in the amount of $51.63. Payments for the new OGPE add-on began on January 1, 2007 for new and existing oxygen users. CMS is also increasing the monthly payment amounts for portable oxygen contents for beneficiary-owned liquid or gaseous oxygen equipment from approximately $20.77 to $77.45. Payments for the increased portable oxygen contents became effective on January 1, 2007 for new and existing oxygen users. The BBA requires these changes to be budget neutral, and accordingly, CMS will reduce other Medicare oxygen payment rates beginning in 2007. As a result, the monthly payment amount for stationary oxygen equipment will decrease each year in order to offset the anticipated increase in Medicare spending for OGPE and oxygen contents. For 2007 and 2008, the payment rate for stationary oxygen equipment will be $198.40, which is expected to reduce our net revenues and operating income by approximately $6.0 million annually. According to CMS, the projected rates for 2009 and 2010 are $193.21 and $189.39, respectively. Budget neutrality requires that Medicare’s total spending for all modalities of oxygen equipment, including contents, be the same under the proposed changes as it would be without the changes. CMS’ budget neutral calculations were based on an assumption that five percent of oxygen users will shift to OGPE equipment. CMS will revise payment rates in future years under the methodology specified in the rule based on actual OGPE use and updated data on the distribution of beneficiaries using oxygen equipment. To the extent that the Company’s distribution of oxygen equipment and oxygen contents in future years mirrors that of the overall Medicare market, these changes would not be expected to have a significant effect on the overall level of reimbursement for the Company’s oxygen business.

     DRA also changes the reimbursement methodology for items of DME in the capped rental payment category, including but not limited to such items as continuous positive airway pressure (“CPAP”) devices, certain respiratory assist devices, nebulizers, hospital beds and wheelchairs. For such items of DME, payment may not extend over a period of continuous use of longer than 13 months. The option for a supplier to retain ownership of the item after a 15-month rental period and receive semi-annual maintenance and service payments will be eliminated. On the first day that begins after the 13th continuous month during which payment is made for the item, the supplier will transfer title of the item to the beneficiary. Additional payments for maintenance and service of the item will be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The DME capped rental provisions contained in DRA apply to items furnished for which the first rental month occurs on or after January 1, 2006. Accordingly, the first month in which the new payment methodology will impact our net revenues is February 2007. Included in rule CMS-1304-F is a discussion of the Medicare regulations, as interpreted by CMS, necessary to implement the DME capped rental changes contained in the DRA. In addition, on January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices will cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date count toward the 13-month cap. Accordingly, the first month is which the new payment methodology will impact our net revenues is May 2007. The Company estimates that the capped rental changes to DME and RADs will reduce the Company’s net revenues and operating income by approximately $12.0 million in 2007 and by approximately $24.0 million in 2008. In addition, the transfer of ownership provisions affecting Medicare capped rental equipment resulted in a change in estimates of the useful lives of such equipment beginning in 2006. The change in estimates resulted in the Company recording an additional $2.2 million of depreciation expense in 2006 and is expected to result in a $6.7 million increase in depreciation expense in 2007. The Company will continue to evaluate its estimates of useful lives based on its experience with ownership transfers of capped rental equipment in future periods, which may result in further increases in depreciation expense in 2007 and beyond.

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

     On November 2, 2005, CMS issued rule CMS-1502-FC, establishing the dispensing fee amount for inhalation drugs for 2006. The final rule establishes a dispensing fee of $57.00 for the first 30-day period in which a Medicare beneficiary uses inhalation drugs and a reduced fee of $33.00 for a 30-day supply of inhalation drugs for all other months. We estimate that the reduction in the dispensing fee to $33.00 reduced our net revenues by approximately $39.1 million in 2006. Additionally, changes in the payment rates for inhalation drugs established by CMS during 2006 (based on available manufacturer ASP data) are estimated to have reduced our net revenues in 2006 by approximately $2.0 million and are expected to result in further reductions in our net revenues in 2007. The Company estimates that further reductions in inhalation drug payment rates will reduce our net revenues in 2007 by approximately $18.0 million.

     On March 24, 2006, the Durable Medical Equipment Program Safeguard Contractors (DME PSCs) proposed certain revisions to Medicare’s Local Coverage Determination policy for nebulizers (the “Nebulizer LCD”) which include significant changes that would, if implemented, adversely affect reimbursement for two commonly prescribed inhalation drugs, Xopenex®3 and DuoNeb®4, and eliminate Medicare coverage for certain other respiratory medications. Specifically, the Nebulizer LCD proposes, among other things, to reduce the payment amount for Xopenex® to the allowance for albuterol and the payment amount for DuoNeb® to the allowance for separate unit dose vials of albuterol and ipratropium. These changes would result in reimbursement reductions for Xopenex® and DuoNeb® of approximately 95% and 73%, respectively. The DME PSCs have solicited comments on the proposed changes from physicians, manufacturers, suppliers and other professional involved in the treatment of Medicare beneficiaries with chronic lung disease. Written comments on the proposal were due by May 8, 2006, and the DME PSCs also held public meetings to receive comments on the draft policy. Furthermore, on December 21, 2006, CMS announced it was undertaking a national coverage decision review on the use of Xopenex® to determine whether it is reasonable and necessary for Medicare beneficiaries with chronic obstructive pulmonary disease. CMS accepted comments until January 19, 2007 and plans to issue a proposed national coverage decision by June 20, 2007 and then a formal national coverage policy by September 18, 2007. We can not determine whether the proposed Nebulizer LCD will be implemented in its current form nor the outcome of CMS’ national coverage decision and what impact the final policy might have on our financial position or operating results and our ability to provide these inhalation drugs to Medicare beneficiaries.

     We continue to evaluate the impact of the reduced Medicare payment rates on our business. We can not determine the outcome of any future rulemaking by CMS nor the impact that such rulemaking might have on our ability to continue to provide inhalation drugs to Medicare beneficiaries. Further, we can not determine whether quarterly updates in ASP pricing data submitted by drug manufacturers and adopted by CMS will continue to result in ongoing reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on Lincare in 2007 and beyond. Such payment adjustments could have a material adverse effect on our financial position and operating results.

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

3 Xopenex® is a registered trademark of Sepracor, Inc.
4 DuoNeb® is a registered trademark of Dey L.P.

RECENT LEGISLATION ESTABLISHING A COMPETITIVE BIDDING PROCESS UNDER MEDICARE COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

     Recent legislation (See “MEDICARE REIMBURSEMENT”) instructs CMS to establish and implement programs under which competitive acquisition areas are established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. The program would be implemented in phases such that competition under the program occurs in 10 of the largest MSAs in 2007, 80 of the largest MSAs in 2009, and additional areas after 2009. Items selected for competitive acquisition may be phased in first among the highest cost and highest volume items and services or those items and services that CMS determines have the largest savings potential. In carrying out such programs, CMS may exempt rural areas and areas with low-population density within urban areas that are not competitive, unless there is a significant national market through mail order for a particular item or service.

     For each competitive acquisition area, CMS would conduct a competition under which providers would submit bids to supply certain covered items of DME. Successful bidders would be expected to meet certain program quality standards in order to be awarded a contract and only successful bidders could supply the covered items to Medicare beneficiaries in the acquisition area. The applicable contract award prices are expected to be less than would be paid under current Medicare fee schedules, and contracts would be re-bid at least every three years. CMS will be required to award contracts to multiple entities submitting bids in each area for an item or service, but would have the authority to limit the number of contractors in a competitive acquisition area to the number needed to meet projected demand. CMS may use competitive bid pricing information to adjust the payment amount otherwise in effect for an area that is not a competitive acquisition area.

     On April 24, 2006, CMS issued its proposed rule, CMS-1270-P, which would implement the DME competitive bidding program. Comments on the proposed rule were due to CMS by June 30, 2006. The final rule was not issued by CMS as of December 31, 2006, and we will evaluate the impact of the final regulation on our business once it is issued. We can not predict the effect of the competitive acquisition program or the Medicare payment rates that will be in effect in 2007 and beyond for the items ultimately subjected to competitive bidding. Competitive bidding, when implemented, could have a material adverse effect on our financial position and operating results.

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

     We derive a significant majority of our revenues from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Approximately 56% of our revenues are derived from Medicare, 26% from private insurance carriers, 10% from Medicaid and the balance directly from individual customers and commercial entities.

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

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     Lincare owns its headquarters facility located in Clearwater, Florida and two of our 978 operating center locations. Lincare’s other 976 operating center locations are leased from unrelated third parties. Each operating center is a combination warehouse and office, with warehouse space generally comprising approximately 50 percent of the facility. Warehouse space is used for storage of adequate supplies of equipment necessary to conduct our business. We also lease 31 separate billing centers from unrelated third parties.

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

     No matters were submitted to a vote of our stockholders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock is traded on the NASDAQ National Market System under the symbol LNCR. The following table sets forth the high and low sales prices as reported by NASDAQ for the periods indicated.

	High	Low
2006
First quarter	$44.08	$38.00
Second quarter	40.74	36.40
Third quarter	39.20	33.49
Fourth quarter	40.80	31.95
2005
First quarter	$44.55	$38.51
Second quarter	46.00	40.65
Third quarter	44.16	37.89
Fourth quarter	44.76	37.80

     As of January 31, 2007, there were approximately 161 holders of record of the 87,545,265 outstanding shares of Lincare common stock. The closing price of Lincare common stock on January 31, 2007, was $39.35 per share, as reported on the NASDAQ National Market System.

     We have not paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. It is the present intention of our Board of Directors to retain all earnings in order to support the future growth of our business and, from time to time, when authorized by our Board of Directors, to repurchase our common stock on the open market.

     During the year ended December 31, 2006, the Company repurchased approximately 6.5 million shares of its common stock in the open market at a cost of approximately $246.7 million under two publicly announced repurchase programs approved by its Board of Directors. The following table sets forth the purchases of our common stock during the fourth quarter of 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
			Total Number	Shares that May
			of Shares	Yet Be
			Purchased as	Purchased
	Total Number		Part of the	Under the
	of Shares	Average Price	Repurchase	Repurchase
Period	Purchased	Paid Per Share	Programs	Programs
October 1, 2006 to October 31, 2006	808,015	$ 34.47	808,015	$149,958,000
November 1, 2006 to November 30, 2006	0	—	0	$152,174,000
December 1, 2006 to December 31, 2006	2,648,116	$ 39.20	2,648,116	$236,075,000
Total	3,456,131	$ 38.10	3,456,131

     On February 14, 2006, the Board authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. As of December 31, 2006, $236.1 million of common stock was eligible for repurchase in accordance with the formula. On January 23, 2007, the Board approved a modification to the formula to increase the ratio of net debt to cash flow available to fund share repurchases. Had the new formula been effective as of December 31, 2006, it would not have affected the dollar amount of shares eligible for repurchase.

     The following table sets forth information as of the end of fiscal year 2006 with respect to compensation plans under which equity securities are authorized for issuance.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities
remaining
	Number of		available for
	securities to		future issuance
	be issued		under equity
	upon	Weighted-average	compensation
	exercise of	exercise price of	plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column (a)
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	9,656,910	$30.38	1,026,700
Equity compensation plans not
approved by security holders	None	N/A	None
Total	9,656,910	$30.38	1,026,700

Item 6. Selected Financial Data

     The selected consolidated financial data presented below the caption “Statements of Operations Data” for the years ended December 31, 2006, 2005, 2004, 2003, and 2002, and the caption “Balance Sheet Data” as of December 31, 2006, 2005, 2004, 2003 and 2002 are derived from our consolidated financial statements audited by KPMG LLP, an independent registered public accounting firm.

     The data set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and accompanying notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Certain Risk Factors Relating to the Company’s Business included in this report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$1,409,795	$1,266,627	$1,268,531	$1,147,356	$960,904
Cost of goods and services	316,103	253,260	184,398	171,658	144,525
Operating expenses	331,960	295,420	264,447	253,341	215,724
Selling, general and administrative expenses	291,623	251,839	257,019	239,656	201,468
Bad debt expense	21,147	18,999	19,028	17,210	14,414
Depreciation expense	100,499	93,260	86,615	75,007	63,299
Amortization expense	1,467	1,682	1,537	1,587	1,664
Operating income	346,996	352,167	455,487	388,897	319,810
Interest income	2,719	3,718	2,151	226	164
Interest expense	9,935	12,432	17,055	17,431	14,165
Net (gain) loss on disposal of property and
equipment	(63)	387	180	428	147
Income before income taxes	339,843	343,066	440,403	371,264	305,662
Income tax expense	126,862	129,370	166,975	139,153	115,234
Net income	$212,981	$213,696	$273,428	$232,111	$190,428
Income per common share:
Basic	$2.26	$2.16	$2.74	$2.28	$1.78
Diluted (1)	$2.16	$2.06	$2.60	$2.19	$1.73
Weighted average number of common shares
outstanding	94,209	98,913	99,681	101,671	106,942
Weighted average number of common shares and
common share equivalents
outstanding (1)	101,106	106,306	107,223	107,414	109,770

(1)	Figures in 2006, 2005 and 2004 reflect the application of the “if converted” method of accounting for our outstanding convertible debentures in accordance with EITF Issue No. 04-8, effective for reporting periods ending after December 15, 2004. Figures in 2003 have been restated for comparative purposes in accordance with the requirements of EITF No. 04-8. Restatement of periods prior to 2003 was not necessary since no applicable convertible securities were outstanding in those periods.

	At December 31,
	2006	2005	2004	2003	2002
			(In thousands)
Balance Sheet Data:
Total assets	$1,775,310	$1,681,236	$1,721,064	$1,431,660	$1,198,601
Long-term obligations, including current
installments	346,047	289,141	343,230	386,753	209,243
Stockholders’ equity	1,110,577	1,137,876	1,166,325	848,247	856,290

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     We continue to pursue a strategy of increasing market share in existing and surrounding geographic markets through internal growth and selective acquisition of local and regional companies. In addition, we will continue to expand into new geographic markets on a selective basis, either through acquisition or by opening new operating centers, when we believe it will enhance our business. Our focus remains primarily on oxygen and other respiratory therapy services, which represent approximately 92% of our revenues.

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

     Revenue Recognition

     Our revenues are recognized on an accrual basis in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payors. Insurance benefits are assigned to the Company and, accordingly, the Company bills on behalf of its customers. The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. The Company has established an allowance to account for sales adjustments that result from differences between the payment amount received and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to the Company’s collection procedures. We report revenues in our financial statements net of such adjustments.

     Certain items provided by the Company are reimbursed under rental arrangements that generally provide for fixed monthly payments established by fee schedules for as long as the patient is using the equipment and medical necessity continues (subject to capped rental arrangements which limit the rental payment periods in some instances and which may result in a transfer of title to the equipment at the end of the rental payment period). Once initial delivery of rental equipment is made to the patient, a monthly billing cycle is established based on the initial date of delivery. The Company recognizes rental arrangement revenues ratably over the monthly service period and defers revenue for the portion of the monthly bill which is unearned. No separate payment is earned from the initial equipment delivery and setup process. During the rental period we are responsible for servicing the equipment and providing routine maintenance, if necessary.

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

     Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. Included in accounts receivable are earned but unbilled receivables. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of equipment and supplies to customers, we perform certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable are recorded at net amounts expected to be paid by customers and third-party payors. Billing delays, ranging from several weeks to several months, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payor does not accept the claim for payment, the customer is ultimately responsible.

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

     Bad Debt Expense, Sales Adjustments and Related Allowances for Uncollectible Accounts Receivable

     Accounts receivable are reported net of allowances for sales adjustments and uncollectible accounts. The majority of our accounts receivable are due from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Third-party reimbursement is a complicated process that involves submission of claims to multiple payors, each having its own claims requirements. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payor’s inability or refusal to pay. The Company has established an allowance to account for sales adjustments that result from differences between the payment amounts received from customers and third-party payors and the expected realizable amounts. Actual adjustments that result from such differences are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to the Company’s collection procedures. We report revenues in our financial statements net of such adjustments. We record bad debt expense based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods including current and historical cash collections, bad debt write-offs, and aging of accounts receivable. Our proprietary management information systems are utilized to provide this data in order to assess bad debts. In the event that collection results of existing accounts receivable are not consistent with historical experience, there may be a need to establish an additional allowance for doubtful accounts, which may materially impact our financial position or results of operations.

     Business Acquisition Accounting and Amortization Expense

     The Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” provide guidance on the application of generally accepted accounting principles for business acquisitions. We apply the purchase method of accounting for business acquisitions, and use available cash from operations, borrowings under our revolving credit agreement and the assumption of certain liabilities as the consideration for business acquisitions. We allocate the purchase price of our business acquisitions based on the fair market value of identifiable tangible and intangible assets. The difference between the total cost of the acquisition and the sum of the fair values of acquired tangible and identifiable intangible assets less liabilities is recorded as goodwill. Until the end of 2001, goodwill was amortized over a period of 40 years. The assignment of a 40-year life was based on each acquisition’s ability to generate sufficient operating results to support the recorded goodwill balance. On January 1, 2002, we adopted SFAS No. 142 which required that goodwill and certain intangible assets with indefinite lives no longer be amortized and instead be tested annually for impairment. Accordingly, no amortization expense related to goodwill has been recorded in the financial statements since 2001.

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

Net Revenues

     The following table sets forth for the periods indicated a summary of our net revenues by product category:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)
Oxygen and other respiratory therapy	$1,295,983	$1,154,268	$1,156,676
Home medical equipment and other	113,812	112,359	111,855
Total	$1,409,795	$1,266,627	$1,268,531

     Net revenues for the year ended December 31, 2006 increased by $143.1 million, an increase of 11.3% above net revenues for 2005. The 11.3% increase in net revenues in 2006 was comprised of 13.3% internal growth and 2.6% acquisition growth partially offset by reductions in Medicare reimbursement of 4.6%. The Medicare reimbursement reductions for inhalation drugs and related dispensing fees and oxygen equipment that were effective in 2006 reduced net revenues in the year by approximately $57.8 million (see “Medicare Reimbursement”). Net revenues for the year ended December 31, 2005 decreased by $1.9 million, a decrease of 0.2% below net revenues for 2004. The 0.2% decrease in net revenues in 2005 was comprised of 10.0% internal growth and 4.7% acquisition growth offset by reductions in Medicare reimbursement of 14.8%. The Medicare reimbursement reductions for inhalation drugs, oxygen equipment and DME that were effective in 2005 reduced net revenues in 2005 by $188.2 million. The internal growth in net revenues is attributable to underlying growth in the market for our products (estimated at 6.0% annually) and increased market share resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is estimated based on the contribution to net revenues for the four quarters following such acquisitions. During 2006 and 2005, we completed the acquisition of 10 businesses with annual revenues of approximately $67.0 million and 15 businesses with annual revenues of approximately $68.0 million, respectively.

     The contribution of oxygen and other respiratory therapy products to our net revenues was 91.9%, 91.1% and 91.2%, respectively, for the years ended December 31, 2006, 2005 and 2004. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of Goods and Services

     Cost of goods and services as a percentage of net revenues was 22.4% for the year ended December 31, 2006, 20.0% for the year ended December 31, 2005 and 14.5% for the year ended December 31, 2004. The relationships of costs to net revenues during the periods were impacted by the Medicare price reductions discussed above (see “Net Revenues”). The increase in cost of goods and services in 2006 and 2005 is attributable primarily to increased patient and drug shipment volumes and an increase in drug purchasing costs due to a product mix shift to higher cost branded products in our inhalation drug product line. We also experienced significant growth in our sleep therapy product lines during 2006, which generally carry a lower gross margin than other products we provide.

     Cost of goods and services includes the cost of equipment (excluding depreciation), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $49.2 million, $50.0 million and $48.7 million in 2006, 2005 and 2004, respectively. Included in cost of goods and services for the year ended December 31, 2006 are salary and related expenses of pharmacists and pharmacy technicians of $10.3 million. Such salary and related expenses for the years ended December 31, 2005 and 2004 were $10.2 million and $9.7 million, respectively.

Operating and Other Expenses

     Operating expenses as a percentage of net revenues for the years ended December 31, 2006, 2005 and 2004 were 23.5%, 23.3% and 20.8%, respectively. The relationships of expenses to net revenues during the periods were impacted by the Medicare price reductions discussed above (see “Net Revenues”). Operating expenses in 2006 and 2005 increased by $36.5 million, or 12.4%, and $31.0 million, or 11.7%, respectively, when compared with the prior year periods. The increases in operating expenses during the periods compare favorably to the increases in net revenues from internal growth (13.3% and 10.0%, respectively) and acquisitions (2.6% and 4.7%, respectively) before considering the effects of the Medicare price reductions. Gains in productivity at our operating centers and modest growth in office rent and related facility expenses helped to offset higher freight charges due to gains in customer shipment volumes in our drug and sleep accessory product lines and significant vehicle related cost increases attributable to higher fuel prices and vehicle lease expenses.

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

     The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (branch manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.) vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the years ended December 31, 2006, 2005 and 2004 within these major categories were as follows:

Operating Expenses ( in thousands)	Year Ended December 31,
	2006	2005	2004
Salary and related	$208,994	$185,435	$167,468
Facilities	51,914	49,451	44,771
Vehicles	40,598	34,982	29,309
General supplies/miscellaneous	30,454	25,552	22,899
Total	$331,960	$295,420	$264,447

     Included in operating expenses during the year ended December 31, 2006 are salary and related expenses for Service Reps in the amount of $91.2 million. Such salary and related expenses for the years ended December 31, 2005 and 2004 were $80.7 million and $72.6 million, respectively.

     Selling, general and administrative expenses (“SG&A”) as a percentage of net revenues for the years ended December 31, 2006, 2005 and 2004, were 20.7%, 19.9%, and 20.3% respectively. The relationships of expenses to net revenues during the periods were impacted by the Medicare price reductions discussed above (see “Net Revenues”). SG&A expenses in 2006 increased by $39.8 million, or 15.8%, compared with the prior year period. SG&A expenses in 2006 were impacted by the adoption of SFAS No. 123R (see Notes 1 and 11 to the consolidated financial statements) effective January 1, 2006, resulting in the recognition of $20.3 million of stock-based compensation expense during the year. Contributing to the increase in SG&A expenses in 2006 were higher payroll costs included in selling expenses and higher legal expenses, partially offset by cost controls at our administrative, field overhead and billing office locations. SG&A expenses in 2005 decreased by $5.2 million, or 2.0%, compared with the prior year period. The reduction in SG&A in 2005 resulted from cost controls and productivity gains at our overhead locations and lower advertising expenses.

      SG&A expenses include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the year ended December 31, 2006 are salary and related expenses of $207.9 million. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $54.0 million during 2006. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors that do not employ respiratory therapists. Included in SG&A during the years ended December 31, 2005 and 2004 are salary and related expenses of $168.6 million and $165.3 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $45.9 million and $43.5 million during the respective years.

     Bad debt expense as a percentage of net revenues was 1.5% for the years ended December 31, 2006, 2005 and 2004. Days sales outstanding (“DSO”) were 42 days at December 31, 2006, up from 40 days and 38 days at December 31, 2005 and 2004, respectively. The increase in DSO in 2006 is attributable primarily to disruptions caused by a transition in the contractors that process Medicare claims (see “Medicare Reimbursement”), an increase in acquired accounts receivable balances from business acquisitions and growth in our sleep therapy product line, which generally has a higher mix of managed care and commercial insurance payors than our traditional Medicare business. Our net accounts receivable balance as of December 31, 2006 was also impacted by the adoption by the Company of the provisions of Staff Accounting Bulletin No. 108 during the fourth quarter of 2006 which resulted in the Company recording an allowance for sales adjustments of $10.7 million (see “New Accounting Standards” and Note 9 of the Notes to Consolidated Financial Statements). While we have achieved consistent results in managing bad debt expense over the past three years, continued growth in the pace of our acquisition program may contribute to an increase in our bad debt expense in the future. The integration of acquired companies into our regional billing and collections offices may temporarily disrupt collections, increasing the amount of accounts receivable written off as uncollectible.

     Depreciation expense as a percentage of net revenues was 7.1% for the year ended December 31, 2006 compared with 7.4% and 6.8% for the years ended December 31, 2005 and 2004, respectively. Included in depreciation expense in the year ended December 31, 2006 is depreciation of medical equipment of $68.6 million and depreciation of other property and equipment of $31.9 million. Included in depreciation expense in the years ended December 31, 2005 and 2004 is depreciation of medical equipment of $62.3 million and $31.0 million, respectively, and depreciation of other property and equipment of $56.7 million and $29.9 million, respectively. The growth in depreciation expense in 2006 compared with 2005 is attributed to increased purchases of medical and other equipment necessary to support the growth in the Company’s customer base during 2006. Approximately $2.2 million of the increase in depreciation expense in 2006 is attributable to a reduction in the estimated useful lives of certain DME equipment attributable to provisions contained in the Deficit Reduction Act of 2005 that change the Medicare reimbursement methodology for items of DME in the capped rental payment category (see “Medicare Reimbursement”).

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

     During 2006, we amortized $1.5 million of intangible assets compared with $1.7 million in 2005 and $1.5 million in 2004. Our net intangible assets were $1.2 billion as of December 31, 2006. Of this total, $0.6 million (consisting of various covenants not-to-compete) is being amortized over periods of one to seven years.

Operating Income

     As shown in the table below, operating income for the year ended December 31, 2006 decreased $5.2 million when compared to the prior year. The decrease in operating income in 2006 is attributable to several factors, including the $57.8 million negative impact on our net revenues resulting from reduced Medicare payment rates for inhalation drugs and related dispensing fees that took effect on January 1, 2006 and the reduction of Medicare reimbursement rates for oxygen equipment that took effect on April 1, 2005, and higher reported SG&A expenses due to the required adoption of SFAS No. 123R and the resulting recognition of $20.3 million of stock-based compensation expense during the year. The decrease in operating income in 2005 is attributable primarily to the reduction of Medicare reimbursement rates for inhalation drugs and certain items of DME effective January 1, 2005, decreased reimbursement rates for oxygen equipment that took effect on April 1, 2005 and increased costs of purchased inhalation drugs, partially offset by customer volume growth, gains in labor productivity and control over operating costs. We estimate that the reductions in Medicare reimbursement rates reduced net revenues and operating income in 2005 by approximately $188.2 million.

	Year Ended December 31,
	2006	2005	2004
		(In thousands)
Operating income	$346,996	$352,167	$455,487
Percentage of net revenues	24.6%	27.8%	35.9%

Interest Expense

     Interest expense for the year ended December 31, 2006 was $9.9 million, compared to $12.4 million and $17.1 million for the years ended December 31, 2005 and 2004, respectively. Interest expense in 2006 was lower than the prior year due to the full year effect of the repayment of $45.0 million of 9.11% Senior Secured Notes in September of 2005. Interest expense in 2005 was reduced as a result of the repayment of $45.0 million of 9.11% Senior Secured Notes in September of 2005 and the full year effect of the repayment of $50.0 million of 9.01% Senior Secured Notes in September of 2004.

Income Taxes

     Our effective income tax rate was 37.3% for the year ended December 31, 2006 compared with 37.7% and 37.9% for the years ended December 31, 2005 and 2004, respectively.

Acquisitions

     In 2006, the Company acquired, in unrelated acquisitions, certain operating assets of 10 local and regional companies resulting in the addition of 48 new operating centers. The aggregate cost of these acquisitions was $72.5 million and was allocated to acquired assets as follows: $8.7 million to current assets, $5.6 million to property and equipment, $0.2 million to separately identifiable intangible assets, and $58.0 million to goodwill.

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

Liquidity and Capital Resources

     Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operating costs, capital expenditures, acquisitions and debt service.

     At December 31, 2006, our working capital was $52.8 million, as compared to $119.2 million at December 31, 2005. The decline in working capital is primarily attributable to our use of $246.7 million to repurchase shares of our common stock in 2006.

     Net cash provided by operating activities was $328.7 million for the year ended December 31, 2006, compared with $370.0 million for the year ended December 31, 2005 and $419.3 million for the year ended December 31, 2004. A significant portion of our assets consists of accounts receivable from third party payors that are responsible for payment for the equipment and services we provide. Our DSO was 42 days as of December 31, 2006 and 40 days as of December 31, 2005. We measure our DSO by dividing our net accounts receivable at the balance sheet date by the product of our latest quarterly net revenues times four, multiplied by 360 days.

     Net cash used in investing and financing activities was $312.2 million, $395.0 million and $395.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Activity in the year ended December 31, 2006 included our investment of $60.1 million in business acquisitions, net investment in capital equipment of $106.0 million, payments of debt of $12.2 million, proceeds of $13.2 million from exercise of stock options and issuance of common shares and $246.7 million in payments to acquire treasury stock.

     As of December 31, 2006, our principal sources of liquidity consisted of approximately $25.1 million of cash and cash equivalents and $311.0 million available under our revolving credit agreement. The revolving credit agreement, dated December 1, 2006, makes available to us up to $390.0 million over a five-year period, subject to certain terms and conditions set forth in the agreement. The $390.0 million revolving credit agreement replaced the Company’s $200.0 million credit facility that was due to expire in April of 2007. As of December 31, 2006, there was $60.0 million of borrowings and $19.0 million of standby letters of credit issued under the new credit facility.

     On October 24, 2005, the Board of Directors authorized a plan to repurchase up to $100.0 million of the Company’s common stock. As of December 31, 2005, the Company had repurchased $71.9 million of its common stock pursuant to the plan. Total common stock held in treasury (at cost) was $846.9 million at December 31, 2005. During the second fiscal quarter of 2006, the Company retired all of its common shares held in treasury and has subsequently retired all common shares upon repurchase on the open market. On February 14, 2006, the Board authorized a new share repurchase plan whereby the Company may repurchase, from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. On January 23, 2007, the Board approved a modification to the formula to increase the ratio of net debt to cash flow available to fund share repurchases.

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

      Accounts Receivable: The Company maintains payor-specific price tables in its billing system that reflect the fee schedule amounts statutorily in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. Due to the nature of the health care industry and the reimbursement environment in which Lincare operates, situations can occur where expected payment amounts are not established by fee schedules or contracted rates, and estimates are required to record revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that revenues and accounts receivable will have to be revised or updated as additional information becomes available. Contractual adjustments to revenues and accounts receivable can result from price differences between allowed charges and amounts initially recognized as revenue due to incorrect price tables or subsequently negotiated payment rates. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or account review. Historically, such sales adjustments have not been significant and we report revenues in our financial statements net of such adjustments. Accounts receivable are reported net of allowances for sales adjustments and uncollectible accounts. Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payor’s inability or refusal to pay.

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

     Accounts receivable balance concentrations by major payor category as of December 31, 2006 and December 31, 2005 were as follows:

Percentage of Accounts Receivable Outstanding:	December 31,	December 31,
	2006	2005
Medicare	40.1%	42.1%
Medicaid/Other Government	12.5%	12.8%
Private Insurance	38.1%	35.9%
Self-Pay	9.3%	9.2%
Total	100.0%	100.0%

     Aged accounts receivable balances by major payor category as of December 31, 2006 and December 31, 2005 were as follows:

Percentage of Accounts Aged in Days:	December 31, 2006
	0-60	61-120	Over 120
Medicare	80.3%	10.1%	9.6%
Medicaid/Other Government	65.6%	18.3%	16.1%
Private Insurance	61.6%	15.0%	23.4%
Self-Pay	53.8%	21.5%	24.7%
All Payors	68.9%	14.0%	17.1%

Percentage of Accounts Aged in Days:	December 31, 2005
	0-60	61-120	Over 120
Medicare	86.6%	9.5%	3.9%
Medicaid/Other Government	64.5%	16.6%	18.9%
Private Insurance	62.9%	13.9%	23.2%
Self-Pay	47.0%	21.8%	31.2%
All Payors	71.6%	13.2%	15.2%

     The Company operates 36 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of December 31, 2006 and 2005, there were 1,262 and 1,218 full-time employees in the RBCOs. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within the Company’s proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that the Company can access to determine the status of individual claims. The Company has benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 68% of all payments received. The Company believes that its collection procedures contribute to its accounts receivable days sales outstanding (“DSO”) and bad debt expense being among the lowest in its industry, according to published industry data and public filings of some of its competitors.

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

	Fiscal Years
	2007	2008	2009	2010	2011	Thereafter	Total
Short-term debt	$70,611	$—	$—	$—	$—	$—	$70,611
Capital lease commitments	436	—	—	—	—	—	436
Long-term debt (1)	—	275,000	—	—	—	—	275,000
Interest expense	9,041	4,613	488	488	447	—	15,077
Operating leases	36,827	24,106	13,018	4,727	452	5	79,135
Employment Agreements	1,867	1,867	1,867	—	—	—	5,601
Total	$118,782	$305,586	$15,373	$5,215	$899	$5	$445,860

(1)	Amounts represent Debentures due 2033. The Debentures are redeemable by us on or after June 15, 2008 and may be put to us for repurchase on June 15, 2008, 2010, 2013, or 2018. The Debentures are shown in the table as scheduled for repurchase in 2008 as a result of the put feature.

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

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using both a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. During the fourth quarter of 2006, the Company adopted the provisions of SAB 108 effective January 1, 2006. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of the effect of the adoption of SAB 108 on the Company’s consolidated financial statements.

     In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated FIN 48 and determined that the impact is immaterial. The Company will adopt FIN 48 as of January 1, 2007 and anticipates some balance sheet reclassification and will continue to classify any related tax interest and penalty as income tax expense. The Company may experience greater volatility in the effective tax rate as a result of adopting FIN 48.

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

     In December 2004, FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Share-Based Compensation,” and supersedes APB Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. Under the regulations promulgated by the Securities and Exchange Commission, the Company is applying SFAS No. 123R as of January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. The modified prospective method requires compensation cost to be recognized beginning January 1, 2006 based on the requirements of SFAS No. 123R for all share-based payments granted or modified after December 31, 2005 and based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company adopted SFAS No. 123R using the modified prospective method. Refer to Note 11 to the Company’s consolidated financial statements for a description of the impact to the Company’s financial position, results of operations and liquidity relating to the adoption of SFAS No. 123R.

Inflation
     We have not experienced material increases in either the cost of supplies or operating expenses due to inflation, however, we estimate that increases in gasoline prices resulted in higher fuel costs of approximately $2.3 million in 2006 when compared with the prior year period. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation.

Segment Information
     We follow Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 utilizes the “management” approach for determining reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. We maintain a decentralized approach to management of our local business operations. Decentralization of managerial decision-making enables our operating centers to respond promptly and effectively to local market demands and opportunities. We provide home health care equipment and services through 978 operating centers in 47 states. We view each operating center as a distinct part of a single “operating segment,” as each operating center generally provides the same products to customers. As a result, all of our operating centers are aggregated into one reportable segment.

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

     The following table sets forth the estimated fair value of our long-term obligations (and current portions thereof) and our estimate of the impact from a 10 percent decrease in interest rates on the fair value of such obligations and the associated change in annual interest expense.

Market Risk Sensitive Instruments — Interest Rate Sensitivity

				(Assuming 10% Decrease in Interest Rates)
				Hypothetical	Hypothetical
	Face	Carrying		Change in	Change in Annual
(dollars in thousands)	Amount	Amount	Fair Value	Fair Value	Interest Expense
As of December 31, 2006:
Convertible debt	$275,000	$275,000	$271,563	$1,948	$—
Deferred acquisition obligations	10,611	10,611	10,611	—	—
Revolving bank credit facility	60,000	60,000	60,000	—	(351)
Capital lease obligations	436	436	436	—	—
As of December 31, 2005:
Convertible debt	$275,000	$275,000	$276,375	$1,786	$—
Deferred acquisition obligations	13,357	13,357	13,357	—	—
Revolving bank credit facility	0	0	0	—	—
Capital lease obligations.	784	784	784	—	—

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

     Lincare’s management, including Lincare’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal year covered by this Annual Report on Form 10-K. As described below under “Management’s Annual Report on Internal Control Over Financial Reporting,” the Company reported a material weakness in its internal control over financial reporting as of December 31, 2006. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were not effective as a result of the reported material weakness.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

     Lincare’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the underlying policies or procedures may deteriorate. Under the supervision and with the participation of management, including Lincare’s Chief Executive Officer and Chief Financial Officer, Lincare conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2006.

     In conducting Lincare’s evaluation of the effectiveness of its internal control over financial reporting, Lincare has excluded a business acquired from Pediatric Services of America, Inc. in November, 2006. This acquisition constituted approximately 2.0% of total assets as of December 31, 2006 and less than 1.0% of total revenues and net earnings for the year then ended.

     Based on Lincare’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 as a result of a material weakness in internal control over financial reporting as described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     As of December 31, 2006, management concluded that the controls related to the Company’s review and application of new accounting standards and pronouncements were not effective. Specifically, the Company did not have sufficient accounting personnel with adequate technical expertise to appropriately evaluate the application of new accounting standards. As a result, upon the adoption of SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company did not timely or fully identify all departures from U.S. generally accepted accounting principles to determine if these departures could cause a material misstatement to the Company’s consolidated financial statements. This control deficiency resulted in material misstatements in the Company’s preliminary 2006 consolidated financial statements. In addition, this control deficiency resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected. Accordingly, management concluded that this control deficiency constitutes a material weakness.

     The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in their report which appears in this Form 10-K under the heading, “Report of Independent Registered Public Accounting Firm.”

(c) Changes in Internal Control Over Financial Reporting

     There has been no change in Lincare’s internal control over financial reporting during the fourth fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, Lincare’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lincare Holdings Inc.:

     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)), that Lincare Holdings Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2006, management concluded that the controls related to the Company’s review and application of new accounting standards and pronouncements were not effective. Specifically, the Company did not have sufficient accounting personnel with adequate technical expertise to appropriately evaluate the application of new accounting standards. As a result, upon the adoption of SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company did not timely or fully identify all departures from U.S. generally accepted accounting principles to determine if these departures could cause a material misstatement to the Company’s consolidated financial statements. This control deficiency resulted in material misstatements in the Company’s preliminary 2006 consolidated financial statements. In addition, this control deficiency resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected. Accordingly, management concluded that this control deficiency constitutes a material weakness.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincare Holdings Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 1, 2007, which expressed an unqualified opinion on those consolidated financial statements.

     In our opinion, management’s assessment that Lincare Holdings Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Lincare Holdings Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting excluded the internal controls of the business acquired from Pediatric Services of America, Inc., which is included in the 2006 consolidated financial statements of the Company and constituted less than 2% of total assets as of December 31, 2006 and less than 1% of total revenues and net earnings for the year then ended. Our audit of internal control over financial reporting of Lincare Holdings Inc. also excluded an evaluation of the internal control over financial reporting of the business referred to above.

/s/ KPMG LLP

March 1, 2007
Tampa, Florida
Certified Public Accountants

Item 9B. Other Information

     None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons
     Information required to be furnished by Item 401 of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2007, and is herein incorporated by reference.

Audit Committee
     The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2007, and is herein incorporated by reference.

Audit Committee Financial Expert
     The Board of Directors has designated William F. Miller, III as the Audit Committee “Financial Expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and has determined that he is independent as defined in the listing standards applicable to the Company.

Compliance with Section 16(a) of the Exchange Act
     Information required to be furnished by Item 405 of Regulation S-K will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2007, and is herein incorporated by reference.

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

Nominating Committee
     Information required to be furnished by Item 407(c)(3) of Regulation S-K will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2007, and is herein incorporated by reference.

Item 11. Executive Compensation

     Information required to be furnished by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2007, and is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       Information required to be furnished by Item 201(d) of Regulation S-K and by Item 403 of Regulation S-K will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2007, and is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     Information required to be furnished by Item 404 of Regulation S-K and Item 407(a) of Regulation S-K will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2007, and is herein incorporated by reference.

Item 14. Principal Accountant Fees and Services

     Information required to be furnished by Item 9(e) of Schedule 14A will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2007, and is herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) (1) The following consolidated financial statements of Lincare Holdings Inc. and subsidiaries are filed as part of this Form 10-K starting at page F-1:

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets — December 31, 2006 and 2005

     Consolidated Statements of Operations — Years ended December 31, 2006, 2005 and 2004

     Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2006, 2005 and 2004

     Consolidated Statements of Cash Flows — Years ended December 31, 2006, 2005 and 2004

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

         (3) Exhibits included or incorporated herein: See Exhibit Index.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed effective March 1, 2007 on its behalf by the undersigned, thereunto duly authorized.

LINCARE HOLDINGS INC.

/s/ PAUL G. GABOS
Paul G. Gabos
Secretary, Chief Financial Officer and
Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Position	Date
/s/ JOHN P. BYRNES	Director, Chief	March 1, 2007
John P. Byrnes	Executive Officer and Principal
Executive Officer

/s/ PAUL G. GABOS	Secretary, Chief Financial Officer and	March 1, 2007
Paul G. Gabos	Principal Accounting Officer

*	Director	March 1, 2007
Chester B. Black

*	Director	March 1, 2007
William F. Miller, III

*	Director	March 1, 2007
Frank D. Byrne, M.D.

*	Director	March 1, 2007
Stuart H. Altman, Ph.D.

*By:	/s/ PAUL G. GABOS
Attorney in fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lincare Holdings Inc.:

     We have audited the accompanying consolidated balance sheets of Lincare Holdings Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule on page S-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincare Holdings Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Notes 1(u) and 11 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

     As discussed in Notes 1(w) and 9 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lincare Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

March 1, 2007
Tampa, Florida Certified Public Accountants

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
ASSETS	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$25,075	$8,544
Short-term investments	—	38,425
Restricted cash	—	49
Accounts receivable, net (note 3)	170,533	144,130
Income tax receivable	13,474	—
Inventories	8,354	4,613
Prepaid and other current assets	5,239	2,920
Deferred income taxes (note 7)	19,604	14,363
Total current assets	242,279	213,044
Property and equipment (note 4)	793,007	732,775
Accumulated depreciation	(471,682)	(422,639)
Net property and equipment	321,325	310,136
Other assets:
Goodwill	1,203,012	1,148,292
Covenants not-to-compete, less accumulated amortization of $21,283 in 2006
and $19,816 in 2005	607	1,885
Other	8,087	7,879
Total other assets	1,211,706	1,158,056
Total assets	$1,775,310	$1,681,236
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations (note 6)	$71,047	$13,705
Accounts payable	44,166	40,957
Accrued expenses:
Compensation and benefits	20,638	16,609
Liability insurance	12,757	11,886
Other current liabilities (note 8)	40,856	3,843
Income taxes payable	—	6,811
Total current liabilities	189,464	93,811
Long-term obligations, excluding current installments (note 6)	275,000	275,436
Deferred income taxes (note 7)	200,269	174,113
Total liabilities	664,733	543,360
Commitments and contingencies (notes 5, 6 and 15)
Stockholders’ equity (notes 6, 7, 9, 10 and 11):
Common stock, $.01 par value. Authorized 200,000,000 shares;
issued: 90,299,413 in 2006, 127,714,596 in 2005	903	1,277
Additional paid-in capital	386,201	357,511
Unearned compensation	—	(3,322)
Retained earnings	723,473	1,629,300
Less treasury stock, at cost: 0 shares in 2006 and 31,596,545 shares in 2005	—	(846,890)
Total stockholders’ equity	1,110,577	1,137,876
Total liabilities and stockholders’ equity	$1,775,310	$1,681,236
See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands, except per share data)

Net revenues (note 12)	$1,409,795	$1,266,627	$1,268,531
Costs and expenses:
Cost of goods and services	316,103	253,260	184,398
Operating expenses	331,960	295,420	264,447
Selling, general and administrative expenses	291,623	251,839	257,019
Bad debt expense	21,147	18,999	19,028
Depreciation expense	100,499	93,260	86,615
Amortization expense	1,467	1,682	1,537
	1,062,799	914,460	813,044
Operating income	346,996	352,167	455,487
Other income (expenses):
Interest income	2,719	3,718	2,151
Interest expense	(9,935)	(12,432)	(17,055)
Net gain (loss) on disposal of property and equipment	63	(387)	(180)
	(7,153)	(9,101)	(15,084)
Income before income taxes	339,843	343,066	440,403
Income tax expense (note 7)	126,862	129,370	166,975
Net income	$212,981	$213,696	$273,428
Income per common share (note 13):
Basic	$2.26	$2.16	$2.74
Diluted	$2.16	$2.06	$2.60
Weighted average number of common shares outstanding	94,209	98,913	99,681
Weighted average number of common shares and common share
equivalents outstanding	101,106	106,306	107,223

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004

	Shares of
	Common		Additional				Total
	Stock	Common	Paid-in	Unearned	Retained	Treasury	Stockholders’
	Issued	Stock	Capital	Compensation	Earnings	Stock	Equity
	(In thousands)
Balances at
December 31, 2003	122,842	$1,229	$229,111	$—	$1,142,176	$(524,269)	$848,247
Exercise of stock options
(note 11)	1,931	20	25,816	—	—	—	25,836
Issuance of restricted stock	127	1	8,246	(8,247)	—	—	—
Vesting of restricted stock	—	—	—	2,063	—	—	2,063
Tax benefit for exercise of
employee stock awards
(notes 7 and 11)	—	—	15,711	—	—	—	15,711
Net income	—	—	—	—	273,428	—	273,428
Treasury stock issued	—	—	—	—	—	1,040	1,040
Balances at
December 31, 2004	124,900	1,250	278,884	(6,184)	1,415, 604	(523,229)	1,166,325
Exercise of stock options
(note 11)	2,741	27	48,633	—	—	—	48,660
Shares issued through ESPP	52	—	1,723	—	—	—	1,723
Vesting of restricted stock	22	—	—	2,862	—	—	2,862
Treasury stock adjustment	—	—	1,751	—	—	(1,751)	—
Treasury stock acquired	—	—	—	—	—	(321,910)	(321,910)
Tax benefit for exercise of
employee stock awards
(notes 7 and 11)	—	—	26,520	—	—	—	26,520
Net income	—	—	—	—	213,696	—	213,696
Balances at
December 31, 2005	127,715	1,277	357,511	(3,322)	1,629,300	(846,890)	1,137,876
SAB 108 cumulative
adjustment (note 9)	—	—	—	—	(27,616)	—	(27,616)
Adjusted balances at
January 1, 2006	127,715	1,277	357,511	(3,322)	1,601,684	(846,890)	1,110,260
Exercise of stock options
(note 11)	529	5	11,826	—	—	—	11,831
Shares issued through ESPP	42	1	1,361	—	—	—	1,362
Vesting of restricted stock	90	1	(1)	—	—	—	—
Reclass stock compensation	—	—	(3,322)	3,322	—	—	—
Treasury stock acquired	—	—	—	—	—	(246,682)	(246,682)
Treasury stock retired	(38,077)	(381)	(1,999)	—	(1,091,192)	1,093,572	—
Stock-based compensation
expense	—	—	20,268	—	—	—	20,268
Tax benefit for exercise of
employee stock awards
(notes 7 and 11)	—	—	557	—	—	—	557
Net income	—	—	—	—	212,981	—	212,981
Balances at
December 31, 2006	90,299	$903	$386,201	$—	$723,473	$—	$1,110,577

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$212,981	$213,696	$273,428
Adjustments to reconcile net income to net cash provided by
operating activities:
Bad debt expense	21,147	18,999	19,028
Depreciation expense	100,499	93,260	86,615
Net (gain) loss on disposal of property and equipment	(63)	387	180
Amortization expense	1,467	1,682	1,537
Amortization of debt issuance costs	953	738	419
Stock-based compensation expense	20,268	2,862	2,063
Deferred income taxes	18,227	15,701	34,737
Excess tax benefit from stock-based compensation	(1,116)	—	—
Minority interest in net earnings of subsidiary	—	79	79
Change in assets and liabilities net of effects of acquired
businesses:
Increase in accounts receivable	(49,642)	(21,276)	(3,613)
(Increase) decrease in inventories	(3,596)	(1,809)	264
Increase in prepaid and other assets	(2,430)	(33)	(440)
Increase (decrease) in accounts payable	3,209	14,161	(8,517)
Increase (decrease) in accrued expenses	23,822	(5,933)	(9,218)
(Decrease) increase in income taxes payable	(17,039)	37,437	22,722
Net cash provided by operating activities	328,687	369,951	419,284
Cash flows from investing activities:
Proceeds from sale of property and equipment	154	7,052	146
Capital expenditures	(106,148)	(110,997)	(89,673)
Purchases of short-term investments	(272,130)	(360,950)	(291,575)
Sales and maturities of short-term investments	310,555	514,700	99,400
Business acquisitions, net of cash acquired and purchase price
adjustments (note 14)	(60,068)	(93,326)	(83,022)
Changes in cash restricted for future payments	49	10	(582)
Net cash used in investing activities	(127,588)	(43,511)	(365,306)
Cash flows from financing activities:
Proceeds from issuance of debt	61,000	112	292
Payments of principal on debt	(12,184)	(79,046)	(57,222)
Decrease in minority interest	—	(783)	(125)
Payments of debt issuance costs	(1,011)	(266)	—
Proceeds from exercise of stock options and issuance of
common shares	13,193	50,383	25,836
Excess tax benefit from stock-based compensation	1,116	—	—
Proceeds from issuance of treasury stock	—	—	1,040
Payments to acquire treasury stock	(246,682)	(321,910)	—
Net cash used in financing activities	(184,568)	(351,510)	(30,179)
Net increase (decrease) in cash and cash equivalents	16,531	(25,070)	23,799
Cash and cash equivalents, beginning of period	8,544	33,614	9,815
Cash and cash equivalents, end of period	$25,075	$8,544	$33,614
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,812	$13,004	$17,626
Cash paid for income taxes	$108,252	$75,914	$114,030
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital lease	$—	$815	$—

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

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

     Specifically in fiscal year 2005, $14.4 million of deferred income taxes have been reclassified from the Deferred Income Taxes liability to a current Deferred Income Taxes asset. The Deferred Income Taxes liability was previously presented net of such deferred tax assets in the consolidated balance sheet at December 31, 2005.

   (d) Revenue Recognition

     The Company’s revenues are recognized on an accrual basis in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payors. The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. The Company has established an allowance to account for sales adjustments that result from differences between the payment amount received and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to the Company’s collection procedures. The Company reports revenues in its financial statements net of such adjustments.

     Certain items provided by the Company are reimbursed under rental arrangements that generally provide for fixed monthly payments established by fee schedules for as long as the patient is using the equipment and medical necessity continues (subject to capped rental arrangements which limit the rental payment periods in some instances and which may result in a transfer of title to the equipment at the end of the rental payment period). Once initial delivery of rental equipment is made to the patient, a monthly billing cycle is established based on the initial date of delivery. The Company recognizes rental arrangement revenues ratably over the monthly service period and defers revenue for the portion of the monthly bill which is unearned. No separate payment is earned from the initial equipment delivery and setup process. During the rental period we are responsible for servicing the equipment and providing routine maintenance, if necessary.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

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

     Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded by the Company at the point of cash application, claim denial or account review. Included in accounts receivable are earned but unbilled accounts receivable from earned revenues. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured. Once the items are delivered, unbilled accounts receivable are recorded at net amounts expected to be paid by customers and third-party payors. Billing delays, ranging from several weeks to several months, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources as well as interim transactions occurring between cycle billing dates established for each customer within the billing system, and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payor does not accept the claim, the customer is ultimately responsible. Accounts receivable are reported net of allowances for sales adjustments and uncollectible accounts. Sales adjustments are recorded against revenues and result from differences between the payment amount received and the expected realizable amount. Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payor’s inability or refusal to pay.

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

   (e) Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of less than three months to be cash equivalents.

   (f) Short-term Investments

     The Company classifies its investments in marketable securities with readily determinable fair values as investments available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities consist of auction rate preferred securities not classified as trading securities or as securities to be held to maturity. The Company has classified all investments as available-for-sale. There were no unrealized holding gains and losses on available-for-sale securities in the periods presented.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

   (g) Restricted Cash

     Restricted cash was held in an interest-bearing investment account for the purposes of complying with and performing certain contractual payment obligations in connection with the May 2, 2003, purchase of health care related assets of Healthcare Solutions, Inc., an unrelated party. Payments and related interest to Healthcare Solutions, Inc. are included on the Statement of Cash Flows as payments of principal on debt and changes in cash restricted for future payments, respectively. Final distribution of the balance was made on June 30, 2006.

   (h) Financial Instruments

     The Company believes the book value of its cash equivalents, short-term investments, accounts receivable, income taxes receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature. The book value of the Company’s revolving credit agreement and deferred acquisition obligations approximate their fair value as the applicable interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company. The fair value of the Company’s 3.0% Convertible Senior Debentures due June 15, 2033, is estimated based on several standard market variables including the Company’s stock price, yield to put/call through conversion and yield to maturity. The estimated fair value of the debentures at December 31, 2006 and 2005 was $271,562,500 and $276,375,000, respectively.

   (i) Inventories

     Inventories, consisting of equipment, supplies and replacement parts, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. Inventories are charged to cost of goods and services in the period in which products and related services are provided to customers.

   (j) Property and Equipment

     Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as set forth in the table below.

Building and improvements	1 year to 39 years
Medical rental equipment	1 year to 11 years
Other equipment and furniture	3 years to 25 years

     Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or estimated useful life of the asset. Amortization of leasehold improvements is included with depreciation expense.

   (k) Goodwill and Covenants Not-to-Compete

     Goodwill results from the excess of cost over identifiable net assets of acquired businesses. Covenants not-to-compete are amortized on a straight-line basis over the life of the respective covenants, or one to seven years.

     On January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment may exist. As of the adoption date, amortization of outstanding goodwill and other indefinite-lived intangible assets ceased. As required by SFAS 142, the Company performs impairment tests annually. The Company has determined that it has one reporting unit under SFAS 142. The estimate of the fair value of the reporting unit is based on the fair value of the Company’s outstanding common stock and exceeds the book value of the goodwill at December 31, 2006.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

   (l) Other Assets

     Other assets principally include capitalized costs of borrowing which are being amortized over the term of the respective debt.

   (m) Impairment or Disposal of Long-Lived Assets

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

   (n) Income Taxes

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

   (o) Advertising Costs

     Advertising costs are charged to expense as incurred and are included in selling expenses.

   (p) Cost of Goods and Services

     Costs of goods and services includes the cost of equipment (excluding depreciation of $68.7 million, $62.3 million and $56.7 million in 2006, 2005 and 2004, respectively), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $49.2 million, $50.0 million and $48.7 million in 2006, 2005 and 2004, respectively. Included in cost of goods and services are salary and related expenses of pharmacists and pharmacy technicians of $10.3 million, $10.2 million and $9.7 million in 2006, 2005 and 2004, respectively.

   (q) Operating Expenses

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
December 31, 2006, 2005 and 2004

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

     The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (branch manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the years ended December 31, 2006, 2005 and 2004 within these major categories were as follows:

	Year Ended December 31,
Operating Expenses ( in thousands)	2006	2005	2004
Salary and related	$208,994	$185,435	$167,468
Facilities	51,914	49,451	44,771
Vehicles	40,598	34,982	29,309
General supplies/miscellaneous	30,454	25,552	22,899
Total	$331,960	$295,420	$264,447

     Included in operating expenses during the year ended December 31, 2006 are salary and related expenses for Service Reps in the amount of $91.2 million. Such salary and related expenses for the years ended December 31, 2005 and 2004 were $80.7 million and $72.6 million, respectively.

   (r) Lease Commitments

     The Company leases office space, vehicles and equipment under non-cancelable operating leases, which expire at various dates through 2012. The Company’s operating leases generally have one to six year terms with renewal options. Rent expense is recognized on a straight-line basis over the term of the lease and the Company does not negotiate rent holidays, rent concessions or leasehold improvements in its leases.

   (s) Selling, General and Administrative Expenses

     Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the years ended December 31, 2006, 2005 and 2004 are salary and related expenses of $207.9 million, $168.6 million and $165.3 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $54.0 million, $45.9 million and $43.5 million during the respective periods. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors that do not employ respiratory therapists.

   (t) Employee Benefit Plans

     The Company has a defined contribution plan covering substantially all employees subject to specific plan requirements. The Company also sponsors an employee stock purchase plan that enables eligible employees to purchase shares of the Company’s common stock at the lower of 85 percent of the fair market value of the Company’s stock price on: (i) the last day of the offering period; or (ii) the last day of the prior offering period. Employees may elect to have up to 10% of their base salary withheld on an after-tax basis. Under the employee stock purchase plan, 1.2 million shares have been authorized for issuance. To date, 442,868 shares have been issued under this authorization. During 2006, the Company issued 41,973 shares at an average price of $32.36; during 2005, the Company issued 51,939 shares at an average price of $33.18; and during 2004, the Company issued 39,061 shares at an average price of $26.63 per share. In years prior to 2005, the Company funded their employee stock purchase plan using treasury shares. In 2005, the Company began funding their employee stock purchase plan by issuing new common shares. See Note 11 to the Consolidated Financial Statements for a full description of the Company’s stock compensation expense.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

   (u) Stock Plans

     The Company has multiple stock-based employee compensation plans, which are described more fully in Note 11 below.

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

     SFAS No. 123R requires the disclosure of pro forma information for periods prior to the adoption. The following table illustrates the effect on net income and earnings per share for 2005 and 2004 as if the Company had recognized compensation expense for all stock-based payments to employees based on their fair values:

	Year Ended December 31,
	2005	2004
	(In thousands, except per share data)
Net income:
As reported	$ 213,696	$ 273,428
Add: Stock-based employee compensation expense
included in net income, net of related tax effects	1,783	1,275
Deduct: Total stock-based employee compensation
expense determined under fair value method for
all awards, net of related tax effects	(10,282)	(14,355)
Pro forma net income	$ 205,197	$ 260,348
Earnings per common share:
Basic — as reported	$ 2.16	$ 2.74
Diluted — as reported (1)	$ 2.06	$ 2.60
Basic — pro forma	$ 2.07	$ 2.61
Diluted — pro forma (1)	$ 1.98	$ 2.48

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF Issue No. 04-8, effective for reporting periods ending after December 15, 2004.

Refer to Note 11 – Stock Plans for additional disclosures regarding our stock compensation programs.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

   (v) Segment Information

     The Company follows Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 utilizes the “management” approach for determining reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company maintains a decentralized approach to management of its local business operations. Decentralization of managerial decision-making enables the Company’s operating centers to respond promptly and effectively to local market demands and opportunities. The Company provides home health care equipment and services through 978 operating centers in 47 states. The Company views each operating center as a distinct part of a single “operating segment,” as each operating center provides essentially the same products to customers. Management reporting and analysis occurs at an individual operating center level and senior management reviews statements of operation for each of the Company’s operating centers on a monthly basis. As a result, all of the Company’s operating centers are aggregated into one reportable segment.

   (w) New Accounting Standards

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

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using both a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. During the fourth quarter of 2006, the Company adopted the provisions of SAB 108 effective January 1, 2006. See Note 9 for further discussion of the effect of the adoption of SAB 108 on the Company’s consolidated financial statements.

     In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated FIN 48 and determined that the impact is immaterial. The Company will adopt FIN 48 as of January 1, 2007 and anticipates some balance sheet reclassification and will continue to classify any related tax interest and penalty as income tax expense. The Company may experience greater volatility in the effective tax rate as a result of adopting FIN 48.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

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

     In December 2004, FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Share-Based Compensation,” and supersedes APB Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. Under the regulations promulgated by the Securities and Exchange Commission, the Company is applying SFAS No. 123R as of January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. The modified prospective method requires compensation cost to be recognized beginning January 1, 2006 based on the requirements of SFAS No. 123R for all share-based payments granted or modified after December 31, 2005 and based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company adopted SFAS No. 123R using the modified prospective method. Refer to Note 11 for a description of the impact to the Company’s financial position, results of operations and liquidity relating to the adoption of SFAS 123R.

   (x) Contingencies

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

   (y) Concentration of Credit Risk

     The Company’s revenues are generated through locations in 47 states. The Company generally does not require collateral or other security in extending credit to its customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 67% of net revenues in 2006, 2005 and 2004.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(2) Short-Term Investments

     As of December 31, 2006, the Company did not hold any marketable securities. At December 31, 2005, the Company held $38.4 million of such securities consisting of auction rate preferred securities. These securities are considered available-for-sale and are carried at fair value based on quoted market prices. There were no unrealized holding gains and losses on available-for-sale securities during the periods presented.

     Auction rate preferred securities are preferred stock instruments for which the dividend is reset through a competitive auction process. Auctions are typically held every 7, 28 or 35 days and dividends are paid at the end of each auction period. These securities are classified within current assets because they are highly liquid and are actively traded in secondary markets.

(3) Accounts Receivable

     Accounts receivable at December 31, 2006 and 2005 consist of:

	2006	2005
	(In thousands)
Trade Accounts Receivable	$204,892	$159,808
Less allowance for sales adjustments and uncollectible accounts (1)	(34,359)	(15,678)
	$170,533	$144,130

(1)	The Company recorded an allowance for sales adjustments of $10.7 million in 2006 pursuant to SEC Staff Accounting Bulletin No. 108 (see Note 9).

(4) Property and Equipment

     Property and equipment at December 31, 2006 and 2005 consist of:

	2006	2005
	(In thousands)
Land and improvements	$3,111	$3,072
Building and improvements	21,023	20,397
Medical rental equipment	612,679	566,279
Equipment, furniture and other	156,194	143,027
	$793,007	$732,775

     Depreciation of medical rental equipment was approximately $68.7 million in 2006, $62.3 million in 2005 and $56.7 million in 2004.

(5) Leases

     The Company entered into a two-year capital lease in 2005 covering computer equipment with outstanding balances of $0.4 million at December 31, 2006 and $0.8 million at December 31, 2005, respectively. The book value of the underlying equipment is included in Property and Equipment as follows:

	2006	2005
	(In thousands)
Equipment and furniture	$815	$815
Less accumulated depreciation	(244)	(82)
	$571	$733

     Amortization of assets held under capital leases is included with depreciation expense.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(5) Leases (Continued)

     The Company has noncancelable lease obligations, primarily for buildings, office equipment and vehicles, that expire over the next six years and provide for renewal options for periods ranging from one year to five years and that require the Company to pay ancillary costs such as maintenance and insurance. Operating lease expense was approximately $47.7 million in 2006, $43.2 million in 2005 and $39.6 million in 2004. Future minimum lease payments under capital leases and noncancelable operating leases as of December 31, 2006, are as follows:

	Capital	Operating
	leases	leases
	(In thousands)
2007	$436	$36,827
2008	—	24,106
2009	—	13,018
2010	—	4,727
2011	—	452
Thereafter	—	5
Total minimum lease payments	$436	$79,135

(6) Long-Term Obligations

     Long-term obligations at December 31, 2006 and 2005 consist of:

	2006	2005
	(In thousands)
Convertible debt to mature in 2033, bearing fixed interest of 3.0%,
with a callable option in 2008	$275,000	$275,000
5.85% Eurodollar loans under five year revolving credit agreement bearing annual interest equal to the British Bankers Association LIBOR Rate
(“BBA LIBOR”) plus an applicable margin based on the Company’s consolidated
leverage ratio (consolidated funded indebtedness to consolidated EBITDA)	60,000	—
Capital lease obligations due through 2007	436	784
Unsecured, deferred acquisition obligations net of imputed interest,
payable in various installments through 2007	10,611	13,357
Total long-term obligations	346,047	289,141
Less: current installments	71,047	13,705
Long-term debt, excluding current installments	$275,000	$275,436

     The Company’s current revolving credit agreement with several lenders and Bank of America N.A. as agent, dated December 1, 2006, permits the Company to borrow amounts up to $390.0 million under a five-year revolving credit facility. The five-year revolving credit facility contains a $60.0 million letter of credit sub-facility, which reduces the principal amount available under the five-year revolving credit facility by the amount of outstanding letters of credit on the sub-facility. As of December 31, 2006, $60.0 million in borrowings were outstanding on the five-year credit facility at a 5.85% fixed interest rate and $19.0 million in standby letters of credit were issued. The revolving five-year credit agreement has a maturity date of December 1, 2011. Upon entering into the five-year credit agreement, origination and other upfront fees and expenses of $1.0 million were paid and are being amortized over five years. In addition to the upfront fees, the Company will pay an annual administration agency fee along with a quarterly facility fee. The facility fee is based on the Company’s consolidated leverage ratio and ranges between 0.10% and 0.175% annually. The leverage ratio will be calculated each quarter to determine the applicable interest rate on revolving loans, the letter of credit fee and the facility fee for the following quarter. The revolving credit agreement contains several financial and other negative and affirmative covenants customary in

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(6) Long-Term Obligations (Continued)

such agreements and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. The financial covenants in the Company’s credit agreement include interest coverage and leverage ratios, as defined in the agreement. The Company’s credit agreement requires compliance with all covenants set forth in the agreement and the Company was in compliance with all covenants during 2006. The credit agreement defines the occurrence of certain specified events as events of default which, if not waived by or cured to the satisfaction of the requisite lenders, allow the lenders to take actions against the Company, including termination of commitments under the agreement, acceleration of any unpaid principal and accrued interest in respect of outstanding borrowings, payment of additional cash collateral to be held in escrow for the benefit of the lenders and enforcement of any and all rights and interests created and existing under the credit agreement. Under certain conditions, an event of default may result in an increase in the interest rate (the “Default Rate”) payable by the Company on loans outstanding under the credit facility. The Default Rate is equal to the interest rate (including any applicable percentage as set forth in the agreement) otherwise applicable to such loans plus 2% per annum. In the case of a bankruptcy event (as defined in the credit agreement) all commitments automatically terminate and all amounts outstanding under the credit facility become immediately due and payable.

     On June 11, 2003, the Company completed the sale of $250.0 million aggregate principal amount of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) in a private placement. On June 23, 2003, the Company sold an additional $25.0 million principal amount of Debentures pursuant to the exercise in full of an over-allotment option granted to the initial purchasers of the Debentures. The Debentures are convertible into shares of Lincare common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. This is equivalent to a total of 5,156,663 shares at a conversion price of approximately $53.33 per share of common stock. The Debentures are convertible into common stock in any calendar quarter if, among other circumstances, the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the applicable conversion price per share ($64.00 per share) of Lincare common stock on such last trading day. Interest on the Debentures is payable at the rate of 3.0% per annum on June 15 and December 15 of each year. The Debentures are senior unsecured obligations and will mature on June 15, 2033. The Debentures are redeemable by the Company on or after June 15, 2008, and may be put to the Company for repurchase on June 15, 2008, 2010, 2013, or 2018. The Debentures are not secured by any assets of the Company or guaranteed by the Company or by those of its subsidiaries. As a result, the Debentures are effectively subordinated to the revolving bank credit facility.

     The aggregate maturities of long-term obligations for each of the five years subsequent to December 31, 2006 are as follows:

(In thousands)
2007	$71,047
2008	275,000
2009	—
2010	—
2011	—
$346,047

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(7) Income Taxes

     The tax effects of temporary differences that account for significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$8,700	$5,167
Accruals	6,679	8,744
Deferred revenue	3,458	—
Other	767	452
	19,604	14,363
Less: Valuation allowance	—	—
Total deferred tax assets	19,604	14,363
Deferred tax liabilities:
Tax over book intangible asset amortization	(136,895)	(104,782)
Tax over book depreciation	(45,854)	(49,837)
Convertible debt interest	(14,736)	(10,557)
Other	(2,784)	(8,937)
Total deferred tax liabilities	(200,269)	(174,113)
Net deferred tax liabilities	$(180,665)	$(159,750)

     There is no valuation allowance for deferred tax assets. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to allow for the utilization of its deferred tax assets.

     Income tax expense attributable to operations consists of:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Current:
Federal	$102,612	$104,002	$122,029
State	6,023	9,667	10,209
Total current	108,635	113,669	132,238
Deferred:
Federal	14,148	16,060	27,060
State	4,079	(359)	7,677
Total deferred	18,227	15,701	34,737
Total income tax expense	$126,862	$129,370	$166,975
Total income tax expense allocation:
Income from operations	$126,862	$129,370	$166,975
Tax benefit for exercise of employee stock options	(557)	(26,520)	(15,711)
	$126,305	$102,850	$151,264

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(7) Income Taxes (Continued)

     Total income tax expense differs from the amounts computed by applying a U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Computed “expected” tax expense	$118,945	$120,073	$154,141
State income taxes, net of federal income tax benefit	6,566	6,050	11,626
Other	1,351	3,247	1,208
Total income tax expense	$126,862	$129,370	$166,975

(8) Other Current Liabilities

     Other current liabilities at December 31, 2006 and 2005 consist of:

	2006	2005
	(In thousands)
Deferred revenue	$38,121	$0
Other current liabilities	2,735	3,843
	$40,856	$3,843

(9) Staff Accounting Bulletin No. 108 (SAB 108)

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.

     During the fourth quarter of 2006, the Company adopted the provisions of SAB 108 effective as of January 1, 2006. During 2006, the Company identified prior year misstatements related to recognition of deferred revenues associated with rental arrangements and the recording of an allowance for sales adjustments against accounts receivable. The Company assessed the materiality for each of the years impacted by these misstatements, using the permitted rollover method, and determined that the effect on the financial statements, taken as a whole, was not material. As allowed by SAB 108, the Company elected to not restate prior year financial statements and, instead, as permitted by SAB 108, recorded a cumulative adjustment on January 1, 2006 which increased deferred revenue and allowance for uncollectible accounts by $34.4 million and $10.7 million, respectively, and reduced retained earnings by $27.6 million. Tax adjustments totaling $17.5 million were also recorded as part of the cumulative adjustment.

(10) Stockholders’ Equity

     During the fourth quarter of 2006, the Company adopted the provisions of SAB 108 (see Note 9) effective as of January 1, 2006. The related impact to stockholders’ equity was a $27.6 million reduction to retained earnings in the 2006 opening balance sheet.

     The Company has 5,000,000 authorized shares of preferred stock, all of which are unissued. The Board of Directors has the authority to issue up to such number of shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications, limitations and restrictions thereof without any further vote or action by the stockholders but subject to restrictions imposed by the Company’s revolving credit agreement.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(11) Stock Plans

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

     Prior to adopting SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The total tax benefit of stock-based awards recognized for the year ended December 31, 2006 was $6.6 million. As a result of adopting SFAS No. 123R, $1.1 million of excess tax benefits for the year ended December 31, 2006 have been classified as a financing cash inflow as well as an operating cash outflow. Additionally, $3.5 million has been included in the change in income taxes payable as an operating cash inflow.

     For the years ended December 31, 2006, 2005 and 2004, the Company recognized total stock-based compensation costs of $20.3 million, $2.9 million and $2.1 million, respectively, as well as related tax benefits of $6.6 million, $0.3 million and $0.8 million, respectively. All stock-based compensation costs are classified within selling, general and administrative expenses on the attached condensed consolidated statements of operations. As a result of the adoption of SFAS No. 123R effective January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 were $17.4 million and $10.9 million lower, respectively, than if the Company had continued to account for the stock-based compensation programs under APB 25. Accordingly, the reported basic and diluted earnings per share for year ended December 31, 2006 were $0.12 and $0.11 lower, respectively, than had the Company not adopted SFAS No. 123R effective January 1, 2006.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(11) Stock Plans (Continued)

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

	Plan Year
	1991	1994	1996	1998	2000	2001	2004	Total
Reserved	6,400,000	2,000,000	4,000,000	3,000,000	2,000,000	6,500,000	4,000,000	27,900,000
Outstanding	5,000	—	280,000	1,226,500	535,510	4,886,900	2,723,000	9,656,910
Available for grant	—	—	—	—	500	17,200	1,009,000	1,026,700

     The following table summarizes information about stock options outstanding under the plans at December 31, 2006:

				Stock Options
	Stock Options Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Number	Life	Price	Number	Price
$12.25–$17.81	1,396,510	1.26 years	$14.50	1,396,510	$14.50
$24.45–$32.00	5,319,250	3.60 years	28.57	5,115,088	28.48
$32.00–$42.33	2,941,150	6.90 years	41.19	—	—
$12.25–$42.33	9,656,910	4.26 years	$30.38	6,511,598	$25.48

     The Company believes that the Black-Scholes valuation model provides a reasonable estimate of the fair value of the Company’s stock options, particularly in view of the absence of any market-based or performance-based vesting conditions attached to those stock options. The Black-Scholes option pricing model requires, among other things, an estimate of expected share price volatility. The Company considers the use of both historical and implied volatility assumptions in calculating the fair value of stock options issued. Prior to 2005, the Company used only historical volatility in calculating the fair value of its stock options. In estimating the fair value of stock options granted during 2005 and 2006, the Company used implied volatility derived from its publicly-traded options as the volatility input in the option valuation model. In using implied volatility, the Company considered SFAS No. 123R and the guidance provided in Staff Accounting Bulletin No. 107, Share-Based Payment, and determined that implied volatility provides the most reliable estimate of expected volatility. The expected dividend yield is 0% as the Company has not paid any cash dividends on its capital stock and does not anticipate it will pay cash dividends in the foreseeable future. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(11) Stock Plans (Continued)

     Following are the specific valuation assumptions for the stock options, where applicable, used for each respective period:

	Year Ended December 31,
	2006	2005	2004
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	5.03%	4.15%	2.84%
Weighted-average expected volatility	26.21%	24.40%	55.26%
Expected term	5 years	5 years	3 years

     During the year ended December 31, 2006, the Company granted 874,400 stock options. As of December 31, 2006, approximately 1.0 million shares are available for future grant under the Company’s shareholder-approved stock plans.

     Stock option activity for the years ended December 31, 2003 through 2006 is summarized below:

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise	Contractual Life	Aggregate
	Options	Price	(Years)	Intrinsic Value
Outstanding at December 31, 2003	11,087,450	$20.94	5.03	$102,851,237
Exercised in 2004	(1,930,500)	13.63
Cancelled in 2004	(67,850)	27.97
Options granted in 2004	959,000	31.72
Outstanding at December 31, 2004	10,048,100	23.32	4.59	$194,199,486
Exercised in 2005	(2,740,565)	17.65
Cancelled in 2005	(36,950)	32.82
Options granted in 2005	2,176,100	42.33
Outstanding at December 31, 2005	9,446,685	29.32	4.89	$119,939,146
Exercised in 2006	(521,925)	22.31
Cancelled in 2006	(142,250)	39.02
Options granted in 2006	874,400	38.51
Outstanding at December 31, 2006	9,656,910	$30.38	4.26	$96,515,984
Exercisable at December 31, 2006	6,511,598	$25.48	3.05	$93,486,136
Vested or expected to vest as of
December 31, 2006	9,305,598	$29.97	4.17	$96,305,899

     Stock options outstanding at December 31, 2006, were 9,656,910. Of those stock options outstanding at December 31, 2006, 6,511,598 are exercisable at December 31, 2006 and 3,145,312 are unvested. Of the total stock options outstanding as of December 31, 2006,  9,305,598 stock options are vested or expected to vest in the future net of expected cancellations and forfeitures of 351,312. The intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, amounted to $8.6 million, $68.7 million and $42.0 million, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(11) Stock Plans (Continued)

     A summary of unvested stock option transactions is as follows for the year ended December 31, 2006:

		Weighted-
		Average Grant
		Date Fair
		Value Per
	Shares	Share
Unvested at January 1, 2006	3,191,495	$13.62
Granted	874,400	$11.94
Vested	(785,033)	$15.72
Forfeited	(135,550)	$13.21
Unvested at December 31, 2006	3,145,312	$12.65

Restricted Stock

     Under the 2004 Stock Plan, certain key employees may be granted restricted stock at nominal cost to them. Restricted stock is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as compensation expense ratably over the corresponding employee’s specified service period. Restricted stock vests upon the employees’ fulfillment of specified performance and/or service-based conditions. On July 1, 2004, the Company granted 260,000 shares of restricted stock to certain key employees. On December 14, 2006, the Company granted 8,000 shares of restricted stock to certain employees. These shares were issued at the fair value of the stock on the grant date. The restrictions lapse in three equal annual installments. Prior to the adoption of SFAS No. 123R, unearned compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of stockholders’ equity and subsequently amortized to compensation expense over the vesting period of the awards. All unamortized unearned compensation at January 1, 2006 was reclassified to additional paid-in capital. During the years ended December 31, 2006, 2005 and 2004 the Company recognized $2.9 million, $2.9 million and $2.1 million, respectively, of stock-based compensation expense related to restricted stock.

     A summary of the status of unvested restricted stock as of December 31, 2006 and changes during the period ended is presented below:

		Weighted-
		Average Grant
		Date Fair
		Value Per
	Shares	Share
Unvested at January 1, 2006	173,333	$31.72
Granted	8,000	39.30
Vested	(86,667)	31.72
Forfeited	0	—
Unvested at December 31, 2006	94,666	$32.36

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(11) Stock Plans (Continued)

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

     During the year ended December 31, 2006, 41,973 shares of common stock were purchased under the Stock Purchase Plan resulting in compensation cost of $0.3 million.

Total Stock-Based Compensation

     SFAS No. 123R requires the disclosure of pro forma information for periods prior to the adoption. The following table illustrates the effect on net income and earnings per share for 2005 and 2004 as if the Company had recognized compensation expense for all stock-based payments to employees based on their fair values:

	Year Ended December 31,
	2005	2004
	(In thousands, except per share data)
Net income:
As reported	$ 213,696	$ 273,428
Add: Stock-based employee compensation expense included
in net income, net of related tax effects	1,783	1,275
Deduct: Total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects	(10,282)	(14,355)
Pro forma net income	$ 205,197	$ 260,348
Earnings per common share:
Basic — as reported	$ 2.16	$ 2.74
Diluted — as reported (1)	$ 2.06	$ 2.60
Basic — pro forma	$ 2.07	$ 2.61
Diluted — pro forma (1)	$ 1.98	$ 2.48

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF Issue No. 04-8, effective for reporting periods ending after December 15, 2004.

     The following weighted-average per share fair values were determined for stock-based compensation grants or purchases occurring during the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Options granted	$11.94	$12.46	$13.09
Restricted stock and stock awards granted	$39.30	n/a	$31.72
Employee stock purchases	$7.80	$8.69	$6.84

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(11) Stock Plans (Continued)

     During the years ended December 31, 2006, 2005 and 2004, the Company received cash of $13.2 million, $50.4 million and $26.9 million, respectively, from employee stock purchases and exercises of stock options, and recognized related tax benefits of $3.2 million, $25.1 and $15.5 million, respectively. There were no stock options settled for cash during the years ended December 31, 2006, 2005 and 2004.

     As of December 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock amounted to $21.8 million and $0.8 million, respectively, which will be amortized over the weighted-average remaining requisite service period of 2 years and 2 years, respectively.

     The total estimated fair value of stock options vested during 2006, 2005 and 2004 was $12.3 million, $20.5 million and $27.4 million, respectively. The total estimated fair value of restricted stock vested during 2006, 2005 and 2004 was $2.7 million, $2.7 million and $0, respectively.

     The Company issues new shares of common stock to satisfy stock-based awards upon exercise.

(12) Net Revenues

     Included in the Company’s net revenues is reimbursement from the federal government under Medicare, Medicaid and other federally funded programs, which aggregated approximately 67% of net revenues in each of years 2006, 2005 and 2004.

     The following table sets forth a summary of the Company’s net revenues by product category:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Oxygen and other respiratory therapy	$1,295,983	$1,154,268	$1,156,676
Home medical equipment and other	113,812	112,359	111,855
Total	$1,409,795	$1,266,627	$1,268,531

     Included in net revenues are rental and sale items that comprise approximately 69.6% and 30.4% of total revenues in 2006, approximately 71.4% and 28.6% in 2005, and approximately 66.4% and 33.6% in 2004, respectively.

(13) Income Per Common Share

     Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in earnings, including stock options. When the exercise of stock options is anti-dilutive, they are excluded from the calculation. For the year ended December 31, 2006, the number of excluded shares underlying anti-dilutive stock options was 35,020. There were no anti-dilutive stock options excluded from the calculation for the years ended December 31, 2005 and 2004.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(13) Income Per Common Share (Continued)

     A reconciliation of the numerators and the denominators of the basic and diluted income per common share computations is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Numerator:
Basic — Income available to common stockholders	$212,981	$213,696	$273,428
Adjustment for assumed dilution:
Interest on convertible debt, net of tax	5,170	5,139	5,124
Diluted — Income available to common stockholders and holders of
dilutive securities	$218,151	$218,835	$278,552
Denominator:
Weighted average shares	94,209	98,913	99,681
Effect of dilutive securities:
Stock options	1,740	2,236	2,385
Convertible debt	5,157	5,157	5,157
Adjusted weighted average shares	101,106	106,306	107,223
Per share amount:
Basic.	$2.26	$2.16	$2.74
Diluted (1)	$2.16	$2.06	$2.60

(1)	Figures in 2005 and 2004 reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF No. 04-8, effective for reporting periods ending after December 15, 2004.

(14) Business Combinations

     The Company’s strategy is to increase its market share through internal growth and strategic acquisitions. Lincare achieves internal growth in existing geographic markets through the addition of new customers through referral sources to its network of local operating centers. In addition, the Company expands into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when it believes such expansion will enhance its business.

     During 2006, the Company acquired certain assets of 10 businesses in separate transactions. During 2005, the Company acquired certain assets of 15 businesses in separate transactions and purchased the remaining equity interests in two companies in which we had previously acquired partial ownership. Consideration for the acquisitions generally included cash, deferred acquisition payments (unsecured non-interest bearing) and the assumption of certain liabilities.

     Of the acquisitions that closed during 2006, the largest was Lincare’s purchase of certain assets of Pediatric Services of America, Inc. in November, 2006. Pending receipt of additional valuation information, amounts preliminarily allocated to goodwill, other intangible assets, current assets and property and equipment were $23,207,000, $5,000, $7,554,000 and $4,482,000, respectively in 2006.

     Each acquisition during 2006 and 2005 was accounted for as a purchase. The results of operations of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition. Each of the acquired companies conducted operations similar to that of the Company. Pending receipt of additional valuation information, amounts preliminarily allocated to goodwill, other intangible assets,

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(14) Business Combinations (Continued)

current assets and property and equipment were $57,995,000, $190,000, $8,726,000 and $5,631,000, respectively in 2006. Amounts allocated in 2005 included $113,982,000 to goodwill, $225,000 to other intangible assets, $4,263,000 to current assets and $3,329,000 to property and equipment. These allocations are inclusive of amounts not yet paid.

     The total aggregate cost of the acquisitions described above was as follows:

	2006	2005
	(In thousands)
Cash	$60,068	$93,326
Deferred acquisition obligations	12,310	27,994
Assumption of liabilities	164	479
	$72,542	$121,799

     The total aggregate purchase price of the acquisitions described above was allocated as follows:

	2006	2005
	(In thousands)
Current assets	$8,726	$4,263
Property and equipment	5,631	3,329
Intangible assets	190	225
Goodwill	57,995	113,982
	$72,542	$121,799

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company adopted SFAS No. 141 on July 1, 2001 and adopted SFAS No. 142 in the first quarter of 2002 (see previous discussion in note (1)(j)). As of December 31, 2006, the Company estimates that $713.0 million of goodwill will be tax deductible in future periods.

     The following unaudited pro forma supplemental information on the results of operations for the years ended December 31, 2006 and 2005 includes the 2006 acquisitions as if they had been combined at the beginning of 2005.

	2006	2005
	(In thousands, except
	per share data)
Net revenues	$1,461,950	$1,333,628
Net income	$219,785	$222,619
Basic — income per common share	$2.33	$2.25
Diluted — income per common share	$2.22	$2.14

     This unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of 2005 or of future results of operations of the combined companies.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(15) Contingencies

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

(16) Quarterly Financial Data (Unaudited)

     The following is a summary of quarterly financial results for the years ended December 31, 2006 and 2005:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2006:
Net revenues	$333,591	$350,127	$358,013	$368,064
Operating income	$79,659	$86,542	$89,120	$91,675
Net Income	$47,886	$51,905	$56,222	$56,968
Income per common share:
Basic	$0.50	$0.55	$0.60	$0.62
Diluted	$0.48	$0.52	$0.57	$0.59
2005:
Net revenues	$305,177	$315,181	$320,121	$326,148
Operating income	$89,979	$82,835	$88,079	$91,274
Net income	$54,618	$50,111	$53,872	$55,095
Income per common share:
Basic	$0.54	$0.50	$0.55	$0.57
Diluted	$0.51	$0.48	$0.52	$0.54

     SCHEDULE

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to				Balance
	Beginning	Costs and	Other				at End of
Description	of Period	Expenses	Accounts		Deductions		Period
	(In thousands)
Year Ended December 31, 2006
Deducted from asset accounts:
Allowance for uncollectible accounts	$15,678	$21,147	$11,636	(1)(3)	$14,102	(2)	$34,359
Year Ended December 31, 2005
Deducted from asset accounts:
Allowance for uncollectible accounts	$15,468	$18,999	($268)	(1)	$18,521	(2)	$15,678
Year Ended December 31, 2004
Deducted from asset accounts:
Allowance for uncollectible accounts	$22,623	$19,028	($2,142)	(1)	$24,041	(2)	$15,468

(1)	To record allowance on business combinations.

(2)	To record write-offs, net of recoveries.

(3)	Includes SAB 108 adjustment to beginning balance of $10.7 million (see Note 9 within the Notes to Consolidated Financial Statements).

INDEX OF EXHIBITS

Exhibit Number		Exhibit
3.10	(C)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.
3.11	(C)	Certificate of Amendment to the Amended and Restated
Certificate of Incorporation of Lincare Holdings Inc.
3.20	(H)	Amended and Restated By-Laws of Lincare Holdings Inc.
4.1	(I)	Lincare Holdings Inc. Indenture dated as of June 11, 2003
4.2	(I)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003
10.20	(A)	Non-Qualified Stock Option Plan of Registrant
10.21	(A)	Lincare Holdings Inc. 1991 Stock Plan
10.22	(E)	Lincare Holdings Inc. 1994 Stock Plan
10.23	(E)	Lincare Holdings Inc. 1996 Stock Plan
10.24	(E)	Lincare Holdings Inc. 1998 Stock Plan
10.25	(E)	Lincare Holdings Inc. 2000 Stock Plan
10.27	(J)	Amended Lincare Holdings Inc. 2001 Stock Plan
10.28	(K)	Lincare Holdings Inc. 2004 Stock Plan
10.30	(G)	Lincare Inc. 401(k) Plan
10.31	(B)	Employee Stock Purchase Plan
10.34	(L)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and John P. Byrnes
10.35	(L)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and Paul G. Gabos
10.36	(L)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and Shawn S. Schabel
10.37	(L)	Restricted Stock Agreement between Lincare Holdings Inc. and John P. Byrnes
10.38	(L)	Restricted Stock Agreement between Lincare Holdings Inc. and Paul G. Gabos
10.39	(L)	Restricted Stock Agreement between Lincare Holdings Inc. and Shawn S. Schabel
10.40	(F)	Form of Executive Employment Agreement dated December 15, 2001
10.41	(M)	Executive Employment Agreements dated November 15, 2004
10.50	(B)	Form of Non-employment Director Stock Option Agreement
10.51	(B)	Form of Non-qualified Stock Option Agreement
10.60	(G)	Amended and Restated Credit Agreement dated as of April 25, 2002
10.63	(J)	First Amendment to Amended and Restated Credit Agreement dated June 4, 2003
10.64	(N)	Second Amendment to Amended and Restated Credit Agreement dated December 10, 2004
10.65	(O)	Third Amendment to Amended and Restated Credit Agreement dated April 26, 2005
10.66	(P)	Fourth Amendment to Amended and Restated Credit Agreement dated June 28, 2005
10.67		First Supplemental Indenture between Lincare Holdings and U.S. Bank Trust National
Association dated December 17, 2004
10.68	(Q)	Credit Agreement with Bank of America, N.A. as Agent and Calyon, New York Branch as
Syndication Agent dated December 1, 2006
10.70	(D)	Senior Secured Note Purchase Agreement among Lincare Holdings Inc., as Borrower, and several note holders with Bank of America, N.A., as Agent
10.71	(D)	Form of Series A Note
10.72	(D)	Form of Series B Note

Exhibit Number		Exhibit
10.73	(D)	Form of Series C Note
12.1		Computation of Ratio of Earnings to Fixed Charges
21.1		List of Subsidiaries of Lincare Holdings Inc.
24.1		Special Powers of Attorney
31.1		Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act
of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by
John P. Byrnes, Chief Executive Officer
31.2		Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of
1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul
G. Gabos, Chief Financial Officer
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

A	Incorporated by reference to the Corresponding exhibit to the Registrant’s Registration Statement on Form
S-1 (No. 33-44672).
B	Incorporated by reference to the Registrant’s Form 10-K dated March 26, 1998.
C	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.
D	Incorporated by reference to the Registrant’s Form 10-Q dated November 13, 2000.
E	Incorporated by reference to the Registrant’s Form 10-K dated March 29, 2001.
F	Incorporated by reference to the Registrant’s Form 10-K dated March 28, 2002.
G	Incorporated by reference to the Registrant’s Form 10-Q dated May 13, 2002.
H	Incorporated by reference to the Registrant’s Form 10-Q dated August 13, 2002.
I	Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.
J	Incorporated by reference to the Registrant’s Form 10-Q dated August 14, 2003.
K	Incorporated by reference to the Registrant’s Form DEF 14-A dated April 22, 2004.
L	Incorporated by reference to the Registrant’s Form 10-Q dated November 9, 2004.
M	Incorporated by reference to the Registrant’s Form 8-K dated November 18, 2004.
N	Incorporated by reference to the Registrant’s Form 8-K dated December 16, 2004.
O	Incorporated by reference to the Registrant’s Form 8-K dated April 26, 2005.
P	Incorporated by reference to the Registrant’s Form 8-K dated June 28, 2005.
Q	Incorporated by reference to the Registrant’s Form 8-K dated December 4, 2006.