Form 10-Q
period 2007-03-31
LINCARE HOLDINGS INC
filed 2007-05-10
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $0.01 par value	83,839,622

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$35,185	$25,075
Accounts receivable, net	190,029	170,533
Income tax receivable	0	13,474
Inventories	7,038	8,354
Prepaid and other current assets	3,086	5,239
Deferred income taxes	16,584	19,604

Total current assets	251,922	242,279

Property and equipment	817,283	793,007
Accumulated depreciation	(492,036)	(471,682)

Net property and equipment	325,247	321,325

Other assets:
Goodwill	1,202,931	1,203,012
Covenants not-to-compete, net	540	607
Other	7,959	8,087

Total other assets	1,211,430	1,211,706

Total assets	$1,788,599	$1,775,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations	$274,769	$71,047
Accounts payable	43,201	44,166
Accrued expenses:
Compensation and benefits	25,010	20,638
Liability insurance	12,915	12,757
Other current liabilities	46,971	40,856
Income taxes payable	7,334	0

Total current liabilities	410,200	189,464

Long-term obligations, excluding current installments	275,272	275,000
Deferred income taxes and other taxes	206,159	200,269

Total liabilities	891,631	664,733

Commitments and contingencies:
Stockholders’ equity:
Common stock	835	903
Additional paid-in capital	393,995	386,201
Retained earnings	502,138	723,473

Total stockholders’ equity	896,968	1,110,577

Total liabilities and stockholders’ equity	$1,788,599	$1,775,310

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended
	March 31, 2007	March 31, 2006
Net revenues	$378,459	$333,591

Costs and expenses:
Cost of goods and services	88,134	74,401
Operating expenses	91,884	79,094
Selling, general and administrative expenses	76,367	70,493
Bad debt expense	5,677	5,004
Depreciation expense	25,901	24,508
Amortization expense	67	419

	288,030	253,919

Operating income	90,429	79,672

Other income (expense):
Interest income	573	557
Interest expense	(4,949)	(2,378)

	(4,376)	(1,821)

Income before income taxes	86,053	77,851

Income tax expense	32,158	29,965

Net income	$53,895	$47,886

Basic earnings per common share	$0.62	$0.50

Diluted earnings per common share	$0.59	$0.48

Weighted average number of common shares outstanding	86,401	95,791

Weighted average number of common shares and common share equivalents outstanding	93,180	102,876

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$53,895	$47,886
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	5,677	5,004
Depreciation expense	25,901	24,508
Net loss (gain) on disposal of property and equipment	4	(13)
Amortization expense	67	419
Amortization of debt issuance costs	107	189
Stock-based compensation expense	3,289	4,318
Deferred income tax and other tax liabilities	8,210	6,433
Excess tax benefit from stock-based compensation	(512)	(172)
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts receivable	(25,173)	(17,411)
Decrease in inventories	1,316	381
Decrease (increase) in prepaid and other assets	2,174	(38)
(Decrease) increase in accounts payable	(965)	2,558
Increase in accrued expenses	10,645	5,256
Increase in income taxes payable	22,091	16,710

Net cash provided by operating activities	106,726	96,028

Cash flows from investing activities:
Proceeds from sale of property and equipment	26	23
Purchases of property and equipment	(29,853)	(24,339)
Purchases of short-term investments	0	(228,650)
Sales and maturities of short-term investments	0	204,950
Business acquisitions, net of cash acquired and purchase price adjustments	0	(564)

Net cash used in investing activities	(29,827)	(48,580)

Cash flows from financing activities:
Proceeds from issuance of debt	205,435	0
Payments of principal on debt	(1,360)	(3,756)
Proceeds from exercise of stock options and issuance of common shares	3,646	2,205
Excess tax benefit from stock-based compensation	512	172
Payments to acquire treasury stock	(275,022)	(28,063)

Net cash used in financing activities	(66,789)	(29,442)

Net increase in cash and cash equivalents	10,110	18,006
Cash and cash equivalents, beginning of period	25,075	8,544

Cash and cash equivalents, end of period	$35,185	$26,550

Supplemental disclosure of cash flow information:
Cash paid for interest	$915	$139

Cash paid for income taxes	$1,863	$6,820

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital lease	$435	$0

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes to the financial statements of Lincare Holdings Inc. and Subsidiaries (the “Company”) on Form 10-K for the fiscal year ended December 31, 2006. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Concentration of Credit Risk: The Company’s revenues are generated through locations in 47 states. The Company generally does not require collateral or other security in extending credit to customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 65% of net revenues for the three months ended March 31, 2007 and 2006. The exclusion of the Company from participating in federally funded programs would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

Revenue Recognition: The Company’s revenues are recognized on an accrual basis in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payors. The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. The Company has established an allowance to account for sales adjustments that result from differences between the payment amount received and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to the Company’s collection procedures. The Company reports revenues in its financial statements net of such adjustments.

Certain items provided by the Company are reimbursed under rental arrangements that generally provide for fixed monthly payments established by fee schedules for as long as the patient is using the equipment and medical necessity continues (subject to capped rental arrangements which limit the rental payment periods in some instances and which may result in a transfer of title to the equipment at the end of the rental payment period). Once initial delivery of rental equipment is made to the patient, a monthly billing cycle is established based on the initial date of delivery. The Company recognizes rental arrangement revenues ratably over the monthly service period and defers revenue for the portion of the monthly bill which is unearned. No separate payment is earned from the initial equipment delivery and setup process. During the rental period, the Company is responsible for servicing the equipment and providing routine maintenance, if necessary.

The Company’s revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 — Revenue Recognition (“SAB 104”) for determining when revenue is realized or realizable and earned. The Company recognizes revenue in accordance with the requirements of SAB 104 that:

•	persuasive evidence of an arrangement exists;

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Cost of Goods and Services: Cost of goods and services includes the cost of equipment (excluding depreciation of $18.6 million and $16.2 million in 2007 and 2006, respectively), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $12.3 million and $12.6 million for the three month periods of 2007 and 2006, respectively. Included in cost of goods and services in the three months ended March 31, 2007 are salary and related expenses of pharmacists and pharmacy technicians of $2.6 million. Such salary and related expenses for the three months ended March 31, 2006 were $2.5 million.

Operating Expenses: The Company manages nearly 1,000 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable and discretionary clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.) vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the interim periods of 2007 and 2006 within these major categories were as follows:

Operating Expenses ( in thousands)	Three Months Ended March 31,
	2007	2006
Salary and related	$58,932	$49,591
Facilities	14,271	12,844
Vehicles	10,492	9,330
General supplies/miscellaneous	8,189	7,329

Total	$91,884	$79,094

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Included in operating expenses during the three months ended March 31, 2007 are salary and related expenses for Service Reps in the amount of $24.4 million. Such salary and related expenses for the three months ended March 31, 2006 were $21.8 million.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three months ended March 31, 2007 are salary and related expenses of $56.0 million. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $15.5 million during 2007. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors that do not employ respiratory therapists. Included in SG&A during the three months ended March 31, 2006 are salary and related expenses of $48.5 million. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $12.6 million during 2006.

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

During the three months ended March 31, 2007, the Company did not acquire the business or assets of any companies. During the three months ended March 31, 2006, the Company acquired certain assets of one company. The aggregate cost of that acquisition was $0.7 million.

Note 3. Accounts Receivable

Accounts receivable consist of:

	March 31, 2007	December 31, 2006
	(In thousands)
Trade accounts receivable	$224,091	$204,892
Less allowance for sales adjustments and uncollectible accounts	(34,062)	(34,359)

	$190,029	$170,533

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, the Company recognized a charge to stockholders’ equity of $0.6 million as a cumulative effect adjustment. As of January 1, 2007, the Company had gross unrecognized tax benefits, including interest and penalty, of $17.9 million of which $12.2 million, net of federal tax benefit, if recognized, would favorably affect the effective tax rate. The Company recognizes accrued interest and penalty related to unrecognized tax benefits as a component of income tax expense. The total amount accrued for potential interest and penalty at the date of adoption totaled $3.0 million. There have been no significant changes to these amounts during the quarter ended March 31, 2007.

The Company conducts business nationally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, income tax examinations for years before 2001.

The Company is currently under audit by the Internal Revenue Service for the 2004 to 2005 tax years. It is likely that the examination phase of the audit for the years 2004 to 2005 will conclude in 2007. The Internal Revenue Service (“IRS”) has invited the Company to participate in the IRS’s Compliance Assurance Program, or CAP, for 2007. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the tax return’s accuracy prior to filing, thereby reducing or eliminating the need for post-filing examination.

Note 5. Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in the Company’s earnings, including securities that may be issued upon conversion of convertible debentures and exercise of outstanding stock options. When the exercise of stock options would be anti-dilutive, they are excluded from the income per common share calculation. For the three months ended March 31, 2007 and 2006, the number of excluded shares underlying anti-dilutive stock options was 78,654 and 4,001, respectively.

In October 2004, the Emerging Issues Task Force (“EITF”) ratified the consensus on EITF Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” that the impact of contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price conversion condition has been met. This provision was effective for reporting periods ending after December 15, 2004.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended March 31,
	2007	2006
Numerator:
Basic – Income available to common stockholders	$53,895	$47,886
Adjustment for assumed dilution:
Interest on convertible debt, net of tax	1,292	1,269

Diluted – Income available to common stockholders and holders of dilutive securities	$55,187	$49,155

Denominator:
Weighted average shares	86,401	95,791
Effect of dilutive securities:
Incremental shares under stock compensation plans	1,622	1,928
Incremental shares from assumed conversion of convertible debt	5,157	5,157

Adjusted weighted average shares	93,180	102,876

Per share amount:
Basic	$0.62	$0.50

Diluted (1)	$0.59	$0.48

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF No. 04-8.

Note 6. Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment”, using the modified prospective transition method. Under the modified prospective transition method, fair value accounting and recognition provisions of SFAS No. 123R are applied to stock-based awards granted or modified subsequent to the date of adoption and prior periods presented are not restated. In addition, for awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the effective adoption date based on the grant date fair value determined for pro forma disclosure purposes under SFAS No. 123.

For the three months ended March 31, 2007 and 2006, the Company recognized total stock-based compensation costs of $3.3 million and $4.3 million, respectively, as well as related tax benefits of $1.0 million and $1.4 million, respectively. Substantially, all stock-based compensation costs are classified within selling, general and administrative expenses on the attached condensed consolidated statements of operations.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock option activity for the three months ended March 31, 2007 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	9,656,910	$30.38
Options granted in 2007	0	—
Exercised in 2007	(151,885)	21.51
Forfeited in 2007	(52,450)	40.66

Outstanding at March 31, 2007	9,452,575	$30.46	4.03	$71,625,187

Exercisable at March 31, 2007	6,782,948	$26.62	3.05	$70,444,419

Vested or expected to vest as of March 31, 2007	9,096,645	$30.04	3.94	$71,576,170

Stock options outstanding at March 31, 2007, were 9,452,575. Of those stock options outstanding at March 31, 2007, 6,782,948 are exercisable and 2,669,627 are unvested. Of the total stock options outstanding at March 31, 2007, 9,096,645 are vested or expected to vest in the future net of expected cancellations and forfeitures of 355,930. The intrinsic value of options exercised during the three months ended March 31, 2007 and 2006, amounted to $2.8 million and $1.0 million, respectively.

As of March 31, 2007, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock amounted to $19.1 million and $0.2 million, respectively, which will be amortized over the weighted-average remaining requisite service period of 2 years and 13 months, respectively.

Note 7. Comprehensive Income

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

The Company’s comprehensive income is the same as reported net income for the three months ended March 31, 2007 and March 31, 2006.

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

Included in rule CMS-1304-F are changes to the Medicare payment rates for oxygen and oxygen equipment that took effect on January 1, 2007. CMS is exercising its authority under the Balanced Budget Act of 1997 (“BBA”) to establish separate classes and monthly payment rates for oxygen. The rule establishes a new class and monthly payment amount for oxygen-generating portable equipment (“OGPE”), which includes oxygen transfilling equipment and portable oxygen concentrators. An OGPE add-on payment, applicable during the 36-month rental period, will be made for these systems in the amount of $51.63. Payments for the new OGPE add-on began on January 1, 2007 for new and existing oxygen users. CMS is also increasing the monthly payment amounts for portable oxygen contents for beneficiary-owned liquid or gaseous oxygen equipment from approximately $20.77 to $77.45. Payments for the increased portable oxygen contents became effective on January 1, 2007 for new and existing oxygen users. The BBA requires these changes to be budget neutral, and accordingly, CMS will reduce other Medicare oxygen payment rates beginning in 2007. As a result, the monthly payment amount for stationary oxygen equipment will decrease each year in order to offset the anticipated increase in Medicare spending for OGPE and oxygen contents. For 2007 and 2008, the payment rate for stationary oxygen equipment will be $198.40, which is expected to reduce our net revenues and operating income by approximately $6.0 million annually. According to CMS, the projected rates for 2009 and 2010 are $193.21 and $189.39, respectively. Budget neutrality requires that Medicare’s total spending for all modalities of oxygen equipment, including contents, be the same under the proposed changes as it would be without the changes. CMS’ budget neutral calculations were based on an assumption that five percent of oxygen users will shift to OGPE equipment. CMS will revise payment rates in future years under the methodology specified in the rule based on actual OGPE use and updated data on the distribution of beneficiaries using oxygen equipment. To the extent that the Company’s distribution of oxygen equipment and oxygen contents in future years mirrors that of the overall Medicare market, these future payment rate revisions would not be expected to have a significant effect on the overall level of reimbursement for the Company’s oxygen business.

DRA also changes the reimbursement methodology for items of DME in the capped rental payment category, including but not limited to such items as continuous positive airway pressure (“CPAP”) devices, certain respiratory assist devices, nebulizers, hospital beds and wheelchairs. For such items of DME, payment may not extend over a period of continuous use of longer than 13 months. The option for a supplier to retain ownership of the item after a 15-month rental period and receive semi-annual maintenance and service payments will be eliminated. On the first day that begins after the 13th continuous month during which payment is made for the item, the supplier will transfer title of the item to the beneficiary. Additional payments for maintenance and service of the item will be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The DME capped rental provisions contained in DRA apply to items furnished for which the first rental month occurs on or after January 1, 2006. Accordingly, the first month in which the new payment methodology has impacted our net revenues was February 2007. Included in rule CMS-1304-F is a discussion of the Medicare regulations, as interpreted by CMS, necessary to implement the DME capped rental changes contained in the DRA. In addition, on January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices will cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date count toward the 13-month cap. Accordingly, the first month in which the new payment methodology will impact our net revenues is May 2007. The Company estimates that the capped rental changes to DME and RADs will reduce the Company’s net revenues and operating income by approximately $12.0 million in 2007 and by approximately $24.0 million in 2008. In addition, the transfer of ownership provisions affecting Medicare capped rental equipment resulted in a reduction in the estimated useful lives of such equipment beginning in 2006. The Company will continue to evaluate its estimates of useful lives based on its experience with ownership transfers of capped rental equipment in future periods, which may result in further increases in depreciation expense in 2007 and beyond.

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

MMA contains provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. Among other things, MMA:

(1)

Significantly reduced reimbursement for inhalation drug therapies. Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered drugs, including the inhalation drugs that we provide, was limited to 95 percent of the published average wholesale price (“AWP”) for the drug. MMA established new payment limits and procedures for drugs reimbursed under Medicare Part B. Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries are reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in MMA. Implementation of the ASP-based reimbursement formula resulted in a dramatic reduction in payment rates for inhalation drugs. We can not determine whether quarterly updates in ASP pricing data submitted by drug manufacturers and adopted by CMS will result in ongoing reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on our financial position and results of operations in 2007 and beyond.

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

On April 2, 2007, CMS issued rule CMS-1270-F implementing the competitive bidding program. The new competitive bidding program will replace the current Medicare fee schedule in ten of the largest MSA’s across the country and will apply initially to ten categories of DME and medical supplies. CMS began the bidding process in late April, and expects to announce winning suppliers in early December and to have payments under the program go into effect in April 2008. We can not predict the outcome of the competitive bidding program on our business nor the Medicare payment rates that will be in effect in 2008 and beyond for the items subjected to competitive bidding.

In January 2006, pursuant to the contracting reform provisions of MMA, CMS announced the selection of four specialty carriers, or DME Medicare Administrative Contractors (the “DME MACs”), to be responsible for the processing and payment of claims for DME items provided to Medicare Part B beneficiaries. The DME MACs are replacing the four Durable Medical Equipment Regional Carriers (the “DMERCs”) pursuant to a transition schedule that began on July 1, 2006, with the final DME MAC not expected to transition until June 1, 2007. The transition of claims processing from the DMERCs to the DME MACs is causing disruptions in the payment of DME claims and is having a negative impact on the timing of collections of our accounts receivable.

On March 24, 2006, the Durable Medical Equipment Program Safeguard Contractors (“DME PSCs”), entities contracted with CMS for purposes of developing and updating medical policies applicable to processing and reviewing Medicare claims for DME items, proposed certain revisions to Medicare’s Local Coverage Determination policy for nebulizers (the “Nebulizer LCD”). These revisions include significant changes that would, if implemented, adversely affect reimbursement for two commonly prescribed inhalation drugs, Xopenex®1 and DuoNeb®2, and eliminate Medicare coverage for certain other respiratory medications. Specifically, the Nebulizer LCD proposes, among other things, to reduce the payment amount for Xopenex® to the allowance for albuterol and the payment amount for DuoNeb® to the allowance for separate unit dose vials of albuterol and ipratropium. These changes would result in reimbursement reductions for Xopenex® and DuoNeb® of approximately 95% and 73%, respectively. The DME PSCs have solicited comments on the proposed changes from physicians, manufacturers, suppliers and other professionals involved in the treatment of Medicare beneficiaries with chronic lung disease. Written comments on the proposal were due by May 8, 2006, and the DME PSCs also held public meetings to receive comments on the draft policy. Furthermore, on December 21, 2006, CMS announced it was undertaking a national coverage decision review on the use of these medications to determine whether they are reasonable and necessary for Medicare beneficiaries with chronic obstructive pulmonary disease. CMS accepted comments until January 19, 2007 and plans to issue a proposed national coverage decision by June 20, 2007 and then a formal national coverage policy by September 18, 2007. We can not determine whether the proposed Nebulizer LCD will be implemented in its current form nor the outcome of CMS’ national coverage decision and what impact the final policy might have on our financial position or operating results and our ability to provide these inhalation drugs to Medicare beneficiaries.

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

Operating Results

The following table sets forth for the periods indicated a summary of the Company’s net revenues by source:

	For The Three Months Ended March 31,
	2007	2006
	(In thousands)
Oxygen and other respiratory therapy	$350,014	$305,363
Home medical equipment and other	28,445	28,228

Total	$378,459	$333,591

Net revenues for the three months ended March 31, 2007, increased by $44.9 million (or 13.5%) compared with the three months ended March 31, 2006. The 13.5% increase in net revenues in the three-month period was comprised of 10.0% internal growth and 4.5% acquisition growth partially offset by Medicare price changes taking effect in the first quarter of 2007 (see “Medicare Reimbursement”). The internal growth in net revenues, excluding price reductions, is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions. During the three months ended March 31, 2007, the Company did not acquire the business or assets of any companies. During the three months ended March 31, 2006, the Company acquired certain assets of one company. The aggregate cost of that acquisition was $0.7 million.

The contribution of oxygen and other respiratory therapy products to our net revenues was 92.5% and 91.5%, respectively, during the three months ended March 31, 2007 and 2006. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of goods and services as a percentage of net revenues increased to 23.3% for the three months ended March 31, 2007, compared with 22.3% for the comparable prior year period. Cost of goods and services for the three months ended March 31, 2007 increased by $13.7 million, or 18.5%, over the prior year period. The increase in costs of goods and services in 2007 is attributable primarily to an increase in drug purchasing costs due to a product mix shift to higher cost branded products in our inhalation drug business over the past year and increased sales of medical supplies and nutritional products to pediatric customers. We also experienced significant growth in our sleep therapy product lines during the first three months of 2007 compared with the first three months of 2006, which generally carry a lower gross margin than other products we provide.

Cost of goods and services includes the cost of equipment (excluding depreciation of $18.6 million and $16.2 million in 2007 and 2006, respectively), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $12.3 million and $12.6 million for the three month periods of 2007 and 2006, respectively. Included in cost of goods and services in the three months ended March 31, 2007 are salary and related expenses of pharmacists and pharmacy technicians of $2.6 million. Such salary and related expenses for the three months ended March 31, 2006 were $2.5 million.

Operating expenses as a percentage of net revenues were 24.3% for the three months ended March 31, 2007, compared with 23.7% for the comparable prior year period. Operating expenses for the three months ended March 31, 2007, increased by $12.8 million, or 16.2%, over the prior year period. Contributing to the increase in operating expenses during the first three months of 2007 were higher payroll and related costs, increased freight charges as a result of gains in customer shipment volumes in our drug and sleep accessory product lines and higher vehicle related expenses.

The Company manages nearly 1,000 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable and discretionary clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (branch manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.) vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the interim periods of 2007 and 2006 within these major categories were as follows:

Operating Expenses ( in thousands)	Three Months Ended March 31,
	2007	2006
Salary and related	$58,932	$49,591
Facilities	14,271	12,844
Vehicles	10,492	9,330
General supplies/miscellaneous	8,189	7,329

Total	$91,884	$79,094

Included in operating expenses during the three months ended March 31, 2007 are salary and related expenses for Service Reps in the amount of $24.4 million. Such salary and related expenses for the three months ended March 31, 2006 were $21.8 million.

Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues were 20.2% for the three months ended March 31, 2007, compared with 21.1% for the comparable prior year period. SG&A expenses for the three months ended March 31, 2007 increased by $5.9 million, or 8.3%, over the prior year period. Contributing to the increase in SG&A expenses in 2007 were higher payroll costs included in selling expenses, partially offset by cost controls at our administrative, field overhead and billing office locations and lower stock-based compensation expense.

Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three months ended March 31, 2007 are salary and related expenses of $56.0 million. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $15.5 million. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors that do not employ respiratory therapists. Included in SG&A during the three months ended March 31, 2006 are salary and related expenses of $48.5 million. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $12.6 million during 2006.

Included in depreciation expense in the three months ended March 31, 2007 is depreciation of patient service equipment of $18.6 million, and depreciation of other property and equipment of $7.3 million. Included in depreciation expense in the three months ended March 31, 2006 is depreciation of patient service equipment of $16.2 million and depreciation of other property and equipment of $8.3 million. The growth in depreciation expense in the three months ended March 31, 2007 compared with the prior year period is attributed to a reduction in the estimated useful lives of certain DME equipment (see “Medicare Reimbursement”) and increased purchases of medical and other equipment necessary to support the growth in the Company's customer base during 2007.

Operating income for the three months ended March 31, 2007, was $90.4 million (23.9% of net revenues) compared with $79.7 million (23.9% of net revenues) for the comparable prior year period. The increase in operating income in the first quarter of 2007 is attributable primarily to revenue growth from increases in customer volumes offset by higher costs and expenses as noted above.

Liquidity and Capital Resources

Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operational needs, capital expenditures, acquisitions, debt service and share repurchases.

Net cash provided by operating activities increased by 11.1% to $106.7 million for the three months ended March 31, 2007, compared with $96.0 million for the three months ended March 31, 2006. The increase in net cash from operating activities was due primarily to an increase in net income and increases in accrued expenses and income taxes payable.

Net cash used in investing and financing activities was $96.6 million for the three months ended March 31, 2007. Activity during the three-month period ended March 31, 2007 included our net investment in capital equipment of $29.8 million, payments of principal on debt of $1.4 million and repurchases of our common stock of $275.0 million offset by proceeds from issuance of debt of $205.4 million and proceeds from the exercise of stock options and issuance of common shares of $3.6 million.

As of March 31, 2007, our principal sources of liquidity consisted of $35.2 million of cash and equivalents and $101.5 million available under our revolving bank credit facility.

On February 14, 2006, our Board of Directors authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. During the quarter ended March 31, 2007, the Company repurchased and retired 6,958,400 shares for $275.0 million pursuant to the repurchase plan. The shares repurchased were funded during the quarter by $205.0 million drawn from the Company’s revolving credit facility and $70.0 million from cash generated by the Company’s operations.

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

Accounts Receivable: The Company maintains payor-specific price tables in its billing system that reflect the fee schedule amounts statutorily in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. Due to the nature of the health care industry and the reimbursement environment in which Lincare operates, situations can occur where expected payment amounts are not established by fee schedules or contracted rates, and estimates are required to record revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that revenues and accounts receivable will have to be revised or updated as additional information becomes available. Contractual adjustments to revenues and accounts receivable can result from price differences between allowed charges and amounts initially recognized as revenue due to incorrect price tables or subsequently negotiated payment rates. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or account review. Historically, such contractual adjustments have not been significant and we report revenues in our financial statements net of such adjustments. Accounts receivable are reported net of allowances for sales adjustments and uncollectible accounts. Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payor’s inability or refusal to pay.

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

Accounts receivable balance concentrations by major payor category as of March 31, 2007 and December 31, 2006 were as follows:

Percentage of Accounts Receivable Outstanding:
	March 31, 2007	December 31, 2006
Medicare	37.0%	40.1%
Medicaid/Other Government	13.7%	12.5%
Private Insurance	37.8%	38.1%
Self-Pay	11.5%	9.3%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of March 31, 2007 and December 31, 2006 were as follows:

Percentage of Accounts Aged in Days:	March 31, 2007
	0-60	61-120	Over 120
Medicare	80.0%	10.6%	9.4%
Medicaid/Other Government	64.4%	22.7%	12.9%
Private Insurance	60.5%	17.0%	22.5%
Self-Pay	61.1%	21.5%	17.4%
All Payors	68.3%	15.9%	15.8%

Percentage of Accounts Aged in Days:	December 31, 2006
	0-60	61-120	Over 120
Medicare	80.3%	10.1%	9.6%
Medicaid/Other Government	65.6%	18.3%	16.1%
Private Insurance	61.6%	15.0%	23.4%
Self-Pay	53.8%	21.5%	24.7%
All Payors	68.9%	14.0%	17.1%

The Company operates 36 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of March 31, 2007, there were 1,277 full-time employees in the RBCOs. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within the Company’s proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that the Company can access to determine the status of individual claims. The Company has benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 66% of all payments received. The Company believes that its collection procedures contribute to its accounts receivable days sales outstanding (“DSO”) and bad debt expense being among the lowest in its industry, according to published industry data and public filings of some of its competitors.

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

Future Minimum Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under our revolving bank credit facility and Debentures, as well as contractual lease payments for facility, vehicle, and equipment leases, deferred taxes and deferred acquisition obligations.

During the quarter ended March 31, 2007, the Company’s revolving bank credit facility outstanding balance increased $205.0 million from $60.0 million to $265.0 million. The primary use of these funds was the repurchase of the Company’s common stock as described in “Liquidity and Capital Resources”.

New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which permits an entity to choose to measure certain financial instruments and other items at fair value at specified election dates. A company will report unrealized gains and losses in earnings on items for which the fair value option has been elected after adoption. The provisions of SFAS 159 are effective as of the beginning of the 2008 calendar year. The Company is currently evaluating the potential future impact of this standard on its financial condition, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the 2008 calendar year. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007 and recognized a charge to equity of $0.6 million as a cumulative effect adjustment. The Company may experience greater volatility in the effective tax rate as a result of adopting FIN 48.

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

As a provider of home oxygen and other respiratory therapy services for the home health care market, we have historically depended heavily on Medicare reimbursement as a result of the high proportion of elderly persons suffering from respiratory disease. Medicare Part B, the Supplementary Medical Insurance Program, provides coverage to eligible beneficiaries for DME, such as oxygen equipment, respiratory assistance devices, continuous positive airway pressure devices, nebulizers and associated respiratory medications, hospital beds and wheelchairs for the home setting. Approximately 72 percent of our customers have primary coverage under Medicare Part B. There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical equipment and services. Medicare reimbursement is subject to statutory and regulatory changes, retroactive rate adjustments, administrative and executive orders and governmental funding restrictions, all of which could materially decrease payments to us for the services and equipment we provide.

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

Included in rule CMS-1304-F are changes to the Medicare payment rates for oxygen and oxygen equipment that took effect on January 1, 2007. CMS is exercising its authority under the Balanced Budget Act of 1997 (“BBA”) to establish separate classes and monthly payment rates for oxygen. The rule establishes a new class and monthly payment amount for oxygen-generating portable equipment (“OGPE”), which includes oxygen transfilling equipment and portable oxygen concentrators. An OGPE add-on payment, applicable during the 36-month rental period, will be made for these systems in the amount of $51.63. Payments for the new OGPE add-on began on January 1, 2007 for new and existing oxygen users. CMS is also increasing the monthly payment amounts for portable oxygen contents for beneficiary-owned liquid or gaseous oxygen equipment from approximately $20.77 to $77.45. Payments for the increased portable oxygen contents became effective on January 1, 2007 for new and existing oxygen users. The BBA requires these changes to be budget neutral, and accordingly, CMS reduced other Medicare oxygen payment rates beginning in 2007. As a result, the monthly payment amount for stationary oxygen equipment will decrease each year in order to offset the anticipated increase in Medicare spending for OGPE and oxygen contents. For 2007 and 2008, the payment rate for stationary oxygen equipment will be $198.40, which is expected to reduce our net revenues and operating income by approximately $6.0 million annually. According to CMS, the projected rates for 2009 and 2010 are $193.21 and $189.39, respectively. Budget neutrality requires that Medicare’s total spending for all modalities of oxygen equipment, including contents, be the same under the proposed changes as it would be without the changes. CMS’ budget neutral calculations were based on an assumption that five percent of oxygen users will shift to OGPE equipment. CMS will revise payment rates in future years under the methodology specified in the rule based on actual OGPE use and updated data on the distribution of beneficiaries using oxygen equipment. To the extent that the Company’s distribution of oxygen equipment and oxygen contents in future years mirrors that of the overall Medicare market, these future payment rate revisions would not be expected to have a significant effect on the overall level of reimbursement for the Company’s oxygen business.

DRA also changes the reimbursement methodology for items of DME in the capped rental payment category, including but not limited to such items as continuous positive airway pressure (“CPAP”) devices, certain respiratory assist devices, nebulizers, hospital beds and wheelchairs. For such items of DME, payment may not extend over a period of continuous use of longer than 13 months. The option for a supplier to retain ownership of the item after a 15-month rental period and receive semi-annual maintenance and service payments will be eliminated. On the first day that begins after the 13th continuous month during which payment is made for the item, the supplier will transfer title of the item to the beneficiary. Additional payments for maintenance and service of the item will be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The DME capped rental provisions contained in DRA apply to items furnished for which the first rental month occurs on or after January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was February 2007. Included in rule CMS-1304-F is a discussion of the Medicare regulations, as interpreted by CMS, necessary to implement the DME capped rental changes contained in the DRA. In addition, on January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices will cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date count toward the 13-month cap. Accordingly, the first month is which the new payment methodology will impact our net revenues is May 2007. The Company estimates that the capped rental changes to DME and RADs will reduce the Company’s net revenues and operating income by approximately $12.0 million in 2007 and by approximately $24.0 million in 2008. In addition, the transfer of ownership provisions affecting Medicare capped rental equipment resulted in a reduction in the estimated useful lives of such equipment beginning in 2006. The Company will continue to evaluate its estimates of useful lives based on its experience with ownership transfers of capped rental equipment in future periods, which may result in further increases in depreciation expense in 2007 and beyond.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED RESPIRATORY MEDICATIONS, AND RECENT LEGISLATION IMPOSED SIGNIFICANT REDUCTIONS IN MEDICARE REIMBURSEMENT FOR SUCH INHALATION DRUGS.

Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered Part B drugs, including inhalation drugs that we provide, was limited to 95 percent of the published average wholesale price (“AWP”) for the drug. MMA established new payment limits and procedures for drugs reimbursed under Medicare Part B (See “MEDICARE REIMBURSEMENT”). Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries are reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in MMA. Implementation of the ASP-based formula resulted in a dramatic reduction in payment rates for inhalation drugs. We can not determine whether quarterly updates in ASP pricing data submitted by drug manufacturers and adopted by CMS will continue to result in ongoing reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on our business in 2007 and beyond. Such payment adjustments could have a material adverse effect on our financial position and operating results.

On March 24, 2006, the Durable Medical Equipment Program Safeguard Contractors (DME PSCs) proposed certain revisions to Medicare’s Local Coverage Determination policy for nebulizers (the “Nebulizer LCD”) which include significant changes that would, if implemented, adversely affect reimbursement for two commonly prescribed inhalation drugs, Xopenex®3 and DuoNeb®4, and eliminate Medicare coverage for certain other respiratory medications. Specifically, the Nebulizer LCD proposes, among other things, to reduce the payment amount for Xopenex® to the allowance for albuterol and the payment amount for DuoNeb® to the allowance for separate unit dose vials of albuterol and ipratropium. These changes would result in reimbursement reductions for Xopenex® and DuoNeb® of approximately 95% and 73%, respectively. The DME PSCs have solicited comments on the proposed changes from physicians, manufacturers, suppliers and other professional involved in the treatment of Medicare beneficiaries with chronic lung disease. Written comments on the proposal were due by May 8, 2006, and the DME PSCs also held public meetings to receive comments on the draft policy. Furthermore, on December 21, 2006, CMS announced it was undertaking a national coverage decision review on the use of these medications to determine whether they are reasonable and necessary for Medicare beneficiaries with chronic obstructive pulmonary disease. CMS accepted comments until January 19, 2007 and plans to issue a proposed national coverage decision by June 20, 2007 and then a formal national coverage policy by September 18, 2007. We can not determine whether the proposed Nebulizer LCD will be implemented in its current form nor the outcome of CMS’ national coverage decision and what impact the final policy might have on our financial position or operating results and our ability to provide these inhalation drugs to Medicare beneficiaries.

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

On April 2, 2007, CMS issued rule CMS-1270-F implementing the competitive bidding program. The new competitive bidding program will replace the current Medicare fee schedule in ten of the largest MSA’s across the country and will apply initially to ten categories of DME and medical supplies. CMS began the bidding process in late April, and expects to announce winning suppliers in early December and to have payments under the program go into effect in April 2008. We can not predict the outcome of the competitive bidding program on our business nor the Medicare payment rates that will be in effect in 2008 and beyond for the items subjected to competitive bidding.

FUTURE REDUCTIONS IN REIMBURSEMENT RATES UNDER MEDICAID COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

Due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs, including funding for our equipment and services. These cuts have included, or may include, elimination or reduction of coverage for some or all of our equipment and services, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Approximately 6% of our customers are eligible for primary Medicaid benefits, and State Medicaid programs fund approximately 11% of our payments from primary and secondary insurance benefits. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for our equipment and services which, in turn, could have a material adverse effect on our financial position and operating results.

FUTURE REDUCTIONS IN REIMBURSEMENT RATES FROM PRIVATE PAYORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Payors such as private insurance companies and employers are under pressure to increase profitability and reduce costs. In response, certain payors are limiting coverage or reducing reimbursement rates for the equipment and services we provide. Approximately 20% of our customers and approximately 28% of our primary and secondary payments are derived from private payors. Continued financial pressures on these entities could lead to further reimbursement reductions for our equipment and services that could have a material adverse effect on our financial condition and operating results.

WE DEPEND UPON REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR A SIGNIFICANT MAJORITY OF OUR REVENUES, AND IF WE FAIL TO MANAGE THE COMPLEX AND LENGTHY REIMBURSEMENT PROCESS, OUR BUSINESS AND OPERATING RESULTS COULD SUFFER.

We derive a significant majority of our revenues from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Approximately 54% of our revenues are derived from Medicare, 28% from private insurance carriers, 11% from Medicaid and the balance directly from individual customers and commercial entities.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding our market risk.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures

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

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2007, the Company implemented its remediation plan designed to address the material weakness identified in Item 9A(b) of the prior year’s annual report on Form 10-K. Specifically, the Company implemented the following components of its remediation plan:

•	The Company hired an additional Corporate Accounting Manager with relevant accounting and technical expertise.

•	Re-organized senior and managerial staff responsibility within the Accounting Department.

•	Established a review and training program within the Accounting Department which targets the relevant application of new accounting standards to the Company’s financial statements.

We believe that these steps have addressed and remediated the material weakness that affected our internal controls over financial reporting as of December 31, 2006.

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

During the three months ended March 31, 2007, the Company repurchased approximately 7.0 million shares of its common stock in the open market at a cost of approximately $275.0 million under a previously announced repurchase program approved by its Board of Directors.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
January 1, 2007 to January 31, 2007	2,831,000	$40.60	2,831,000	$146,746,000
February 1, 2007 to February 28, 2007	2,466,000	39.69	2,466,000	$76,500,000
March 1, 2007 to March 31, 2007	1,661,400	37.45	1,661,400	$36,685,000

Total	6,958,400	$39.52	6,958,400

On February 14, 2006, the Board authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. As of March 31, 2007, $36.7 million of common stock was eligible for repurchase in accordance with the formula.

Item 3.	Defaults Upon Senior Securities—Not Applicable

Item 4.	Submission of Matters to a Vote of the Security Holders—Not Applicable

Item 5.	Other Information—Not Applicable

Item 6.	Exhibits

(a)	Exhibits included or incorporated herein: See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.
Registrant

/S/ PAUL G. GABOS
Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer

May 10, 2007

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