Form 10-Q
period 2007-06-30
LINCARE HOLDINGS INC
filed 2007-08-09
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

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

Large accelerated filer  ☒    Accelerated filer   ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $0.01 par value	84,901,412

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$23,742	$25,075
Accounts receivable, net	201,114	170,533
Income tax receivable	19,350	13,474
Inventories	10,991	8,354
Prepaid and other current assets	7,394	5,239
Deferred income taxes	0	19,604

Total current assets	262,591	242,279

Property and equipment	845,810	793,007
Accumulated depreciation	(512,601)	(471,682)

Net property and equipment	333,209	321,325

Other assets:
Goodwill	1,202,575	1,203,012
Covenants not-to-compete, net	474	607
Other	7,904	8,087

Total other assets	1,210,953	1,211,706

Total assets	$1,806,753	$1,775,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations	$481,408	$71,047
Accounts payable	56,975	44,166
Accrued expenses:
Compensation and benefits	20,370	20,638
Liability insurance	13,411	12,757
Other current liabilities	50,496	40,856
Deferred income taxes – current	252	0

Total current liabilities	622,912	189,464

Long-term obligations, excluding current installments	236	275,000
Deferred income taxes and other taxes	193,299	200,269

Total liabilities	816,447	664,733

Commitments and contingencies:
Stockholders’ equity:
Common stock	847	903
Additional paid-in capital	431,366	386,201
Retained earnings	558,093	723,473

Total stockholders’ equity	990,306	1,110,577

Total liabilities and stockholders’ equity	$1,806,753	$1,775,310

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net revenues	$397,083	$350,127	$775,542	$683,718

Costs and expenses:
Cost of goods and services	99,962	77,892	188,096	152,293
Operating expenses	89,597	81,781	181,481	160,875
Selling, general and administrative expenses	79,695	73,560	156,062	144,053
Bad debt expense	5,956	5,252	11,633	10,256
Depreciation expense	27,703	24,655	53,604	49,163
Amortization expense	66	422	133	841

	302,979	263,562	591,009	517,481

Operating income	94,104	86,565	184,533	166,237

Other income (expense):
Interest income	552	701	1,125	1,258
Interest expense	(5,782)	(2,426)	(10,731)	(4,804)

	(5,230)	(1,725)	(9,606)	(3,546)

Income before income taxes	88,874	84,840	174,927	162,691
Income tax expense	32,919	32,935	65,077	62,900

Net income	$55,955	$51,905	$109,850	$99,791

Basic earnings per common share	$0.66	$0.55	$1.29	$1.05

Diluted earnings per common share	$0.63	$0.52	$1.23	$1.00

Weighted average number of common shares outstanding	84,167	95,037	85,278	95,412

Weighted average number of common shares and common share equivalents outstanding	90,494	101,751	91,668	102,313

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$109,850	$99,791
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	11,633	10,256
Depreciation expense	53,604	49,163
Net gain on disposal of property and equipment	(16)	(36)
Amortization expense	133	841
Amortization of debt issuance costs	214	378
Stock-based compensation expense	7,509	9,468
Deferred income tax and other tax liabilities	12,244	10,051
Excess tax benefit from stock-based compensation	(3,450)	(178)
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts receivable	(42,233)	(25,342)
(Increase) decrease in inventories	(2,637)	404
(Increase) decrease in prepaid and other assets	(2,187)	299
Increase (decrease) in accounts payable	12,809	(4,729)
Increase (decrease) in accrued expenses	10,026	(359)
Increase (decrease) in income taxes payable	2,572	(2,267)

Net cash provided by operating activities	170,071	147,740

Cash flows from investing activities:
Proceeds from sale of property and equipment	62	76
Purchases of property and equipment	(65,534)	(52,911)
Purchases of short-term investments	(36,600)	(133,155)
Sales and maturities of short-term investments	36,600	134,275
Cash restricted for future payments	0	23
Business acquisitions, net of cash acquired and purchase price adjustments	0	(19,353)

Net cash used in investing activities	(65,472)	(71,045)

Cash flows from financing activities:
Proceeds from issuance of debt	205,436	0
Payments of principal on debt	(69,382)	(7,461)
Proceeds from exercise of stock options and issuance of common shares	29,586	2,753
Excess tax benefit from stock-based compensation	3,450	178
Payments to acquire treasury stock	(275,022)	(78,163)

Net cash used in financing activities	(105,932)	(82,693)

Net decrease in cash and cash equivalents	(1,333)	(5,998)
Cash and cash equivalents, beginning of period	25,075	8,544

Cash and cash equivalents, end of period	$23,742	$2,546

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,148	$4,442

Cash paid for income taxes	$50,350	$55,115

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital lease	$435	$0

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

Concentration of Credit Risk: The Company’s revenues are generated through locations in 47 states. The Company generally does not require collateral or other security in extending credit to customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 65% and 66% of net revenues for the six months ended June 30, 2007 and 2006, respectively. The exclusion of the Company from participating in federally funded programs would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

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

Certain items provided by the Company are reimbursed under rental arrangements that generally provide for fixed monthly payments established by fee schedules for as long as the patient is using the equipment and medical necessity continues (subject to capped rental arrangements which limit the rental payment periods in some instances and which may result in a transfer of title to the equipment at the end of the rental payment period). Once initial delivery of rental equipment is made to the patient, a monthly billing cycle is established based on the initial date of delivery. The Company recognizes rental arrangement revenues ratably over the monthly service period and defers revenue for the portion of the monthly bill that is unearned. No separate payment is earned from the initial equipment delivery and setup process. During the rental period, the Company is responsible for servicing the equipment and providing routine maintenance, if necessary.

The Company’s revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”) for determining when revenue is realized or realizable and earned. The Company recognizes revenue in accordance with the requirements of SAB 104 that:

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

Cost of Goods and Services: Cost of goods and services includes the cost of equipment (excluding depreciation of $19.7 million and $38.3 million for the three and six-month periods in 2007 and $17.0 million and $33.2 million for the three and six-month periods in 2006, respectively), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $12.3 million and $24.6 million for the three and six-month periods of 2007. For the three and six-month periods of 2006, such costs amounted to $12.6 million and $25.2 million. Included in cost of goods and services in the three and six months ended June 30, 2007 are salary and related expenses of pharmacists and pharmacy technicians of $2.6 million and $5.2 million, respectively. Such salary and related expenses for the three and six months ended June 30, 2006, were $2.3 million and $4.8 million, respectively.

Operating Expenses: The Company manages nearly 1,000 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR's” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable and discretionary clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSR's and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the interim periods of 2007 and 2006 within these major categories were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Expenses (in thousands)	2007	2006	2007	2006
Salary and related	$57,235	$50,810	$116,167	$100,401
Facilities	13,091	12,807	27,362	25,651
Vehicles	11,460	10,274	21,952	19,604
General supplies/miscellaneous	7,811	7,890	16,000	15,219

Total	$89,597	$81,781	$181,481	$160,875

Included in operating expenses during the three and six months ended June 30, 2007 are salary and related expenses for Service Reps in the amount of $25.1 million and $49.5 million, respectively. Such salary and related expenses for the three and six months ended June 30, 2006 were $21.8 million and $43.6 million, respectively.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and six months ended June 30, 2007 are salary and related expenses of $56.4 million and $112.4 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and six months ended June 30, 2007 of $15.9 million and $31.4 million, respectively. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists. Included in SG&A during the three and six months ended June 30, 2006 are salary and related expenses of $50.9 million and $99.4 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $13.8 million and $26.4 million in the respective periods during 2006.

Income Per Common Share: In October 2004, the Emerging Issues Task Force (“EITF”) ratified the consensus on EITF Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, that the impact of contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price conversion condition has been met. This provision was effective for reporting periods ending after December 15, 2004.

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

During the six months ended June 30, 2007, the Company did not acquire the business or assets of any companies. During the six months ended June 30, 2006, the Company acquired certain assets of six companies in separate transactions. The aggregate cost of those acquisitions through June 30, 2006 was $24.4 million.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Accounts Receivable

Accounts receivable consist of:

	June 30, 2007	December 31, 2006
	(In thousands)
Trade accounts receivable	$233,753	$204,892
Less allowance for sales adjustments and uncollectible accounts	(32,639)	(34,359)

	$201,114	$170,533

Note 4. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, the Company recognized a charge to stockholders’ equity of $0.6 million as a cumulative effect adjustment. As of January 1, 2007, the Company had gross unrecognized tax benefits, including interest and penalty, of $17.9 million of which $12.2 million, net of federal tax benefit, if recognized, would favorably affect the effective tax rate. The Company recognizes accrued interest and penalty related to unrecognized tax benefits as a component of income tax expense. The total amount accrued for potential interest and penalty at the date of adoption totaled $3.0 million. There have been no significant changes to these amounts during the quarter ended June 30, 2007.

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

The Company is currently under audit by the Internal Revenue Service for the 2004 and 2005 tax years. It is likely that the examination phase of the audit for the years 2004 and 2005 will conclude in 2007. The Internal Revenue Service (“IRS”) has invited the Company to participate in the IRS’s Compliance Assurance Program, or CAP, for 2007. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the tax return’s accuracy prior to filing, thereby reducing or eliminating the need for post-filing examination.

Note 5. Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in the Company’s earnings, including securities that may be issued upon conversion of convertible debentures and exercise of outstanding stock options. When the exercise of stock options would be anti-dilutive, they are excluded from the income per common share calculation. For the three and six months ended June 30, 2007, the number of excluded shares underlying anti-dilutive stock options was 77,455 and 60,105, respectively. For the three and six months ended June 30, 2006, the number of excluded shares underlying anti-dilutive stock options was 96,100 and 23,768, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Basic – Income available to common stockholders	$55,955	$51,905	$109,850	$99,791
Adjustment for assumed dilution:
Interest on convertible debt, net of tax	1,298	1,261	2,590	2,530

Diluted – Income available to common stockholders and holders of dilutive securities	$57,253	$53,166	$112,440	$102,321

Denominator:
Weighted average shares	84,167	95,037	85,278	95,412
Effect of dilutive securities:
Incremental shares under stock compensation plans	1,170	1,557	1,233	1,744
Incremental shares from assumed conversion of convertible debt	5,157	5,157	5,157	5,157

Adjusted weighted average shares	90,494	101,751	91,668	102,313

Per share amount:
Basic	$0.66	$0.55	$1.29	$1.05

Diluted (1)	$0.63	$0.52	$1.23	$1.00

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s outstanding convertible debentures in accordance with EITF No. 04-8.

Note 6. Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, using the modified prospective transition method. Under the modified prospective transition method, fair value accounting and recognition provisions of SFAS No. 123R are applied to stock-based awards granted or modified subsequent to the date of adoption and prior periods presented are not restated. In addition, for awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the effective adoption date based on the grant date fair value determined for pro forma disclosure purposes under SFAS No. 123.

For the three months ended June 30, 2007 and 2006, the Company recognized total stock-based compensation costs of $4.2 million and $5.2 million, respectively, as well as related tax benefits of $1.6 million and $1.7 million, respectively. For the six months ended June 30, 2007 and 2006, the Company recognized total stock-based compensation costs of $7.5 million and $9.5 million, respectively, as well as related tax benefits of $2.6 million and $3.1 million, respectively. Substantially all stock-based compensation costs are classified within selling, general and administrative expenses on the attached condensed consolidated statements of operations.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options

The following table sets forth fair value per share information and related weighted-average assumptions used to determine compensation cost for stock options granted during the periods indicated, consistent with the requirements of SFAS No. 123R:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average fair value per share of options granted during the period (estimated on grant date using Black-Scholes option pricing model)	$12.23	$11.94	$12.23	$11.94
Assumptions:
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	4.69%	5.03%	4.69%	5.03%
Weighted-average expected volatility	23.28%	26.21%	23.28%	26.21%
Expected life	5 years	5 years	5 years	5 years

Stock option activity for the six months ended June 30, 2007 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	9,656,910	$30.38
Options granted in 2007	1,288,000	39.03
Exercised in 2007	(1,319,362)	21.91
Forfeited in 2007	(54,950)	40.73

Outstanding at June 30, 2007	9,570,598	$32.65	4.56	$73,942,911

Exercisable at June 30, 2007	5,615,471	$27.58	2.98	$69,923,768

Vested or expected to vest as of June 30, 2007	9,243,978	$32.34	2.48	$73,856,144

Stock options outstanding at June 30, 2007, were 9,570,598. Of those stock options outstanding at June 30, 2007, 5,615,471 are exercisable and 3,955,127 are unvested. Of the total stock options outstanding at June 30, 2007, 9,243,978 are vested or expected to vest in the future net of expected cancellations and forfeitures of 326,620. The intrinsic value of options exercised during the six months ended June 30, 2007 and 2006, amounted to $23.0 million and $1.1 million, respectively.

As of June 30, 2007, the total remaining unrecognized compensation cost related to unvested stock options amounted to $31.0 million, which will be amortized over the weighted-average remaining requisite service period of 2 years.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock

The following table summarizes information about restricted stock activity for the six months ended June 30, 2007:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at January 1, 2007	94,666	$32.36
Granted	383,500	39.03
Vested	(89,333)	31.96
Forfeited	(3,333)	39.30

Unvested at June 30, 2007	385,500	$39.03

As of June 30, 2007, the total remaining unrecognized compensation cost related to restricted stock amounted to $14.6 million, which will be amortized over the weighted-average remaining requisite service period of 4 years.

Note 7. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in the Company’s condensed consolidated financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income (loss)) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners.

The Company’s comprehensive income is the same as reported net income for the three and six-month periods ended June 30, 2007 and June 30, 2006.

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

Congress is currently considering legislation that would reduce the 36-month rental period for continuous use of oxygen equipment by Medicare beneficiaries. Specifically, on August 1, 2007, the United States House of Representatives passed H.R. 3162 (entitled “Children’s Health and Medicare Protection Act of 2007”) which contains a provision that would reduce the 36-month rental period for stationary oxygen equipment to 18 months. Comparative legislation in the United States Senate, as represented by S.AMDT.2530 (entitled “A bill to amend title XXI of the Social Security Act to reauthorize the State Children’s Health Insurance Program, and for other purposes”) and which passed on August 2, 2007, contains no reductions in Medicare payment for oxygen equipment. It is anticipated that the House and Senate will attempt to reconcile the differences between the two legislative bills. We can not predict the outcome of the reconciliation process nor the likelihood that such legislation becomes law. Further reduction in the 36-month rental period for oxygen equipment will have a material adverse impact on the Company’s net revenues, operating income, cash flows and financial position.

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

Included in rule CMS-1304-F are changes to the Medicare payment rates for oxygen and oxygen equipment that took effect on January 1, 2007. CMS is exercising its authority under the Balanced Budget Act of 1997 (“BBA”) to establish separate classes and monthly payment rates for oxygen. The rule establishes a new class and monthly payment amount for oxygen-generating portable equipment (“OGPE”), which includes oxygen transfilling equipment and portable oxygen concentrators. An OGPE add-on payment, applicable during the 36-month rental period, will be made for these systems in the amount of $51.63. Payments for the new OGPE add-on began on January 1, 2007 for new and existing oxygen users. CMS is also increasing the monthly payment amounts for portable oxygen contents for beneficiary-owned liquid or gaseous oxygen equipment from approximately $20.77 to $77.45. The increase in payments for portable oxygen contents became effective on January 1, 2007 for new and existing oxygen users. The BBA requires these changes to be budget neutral, and accordingly, CMS reduced other Medicare oxygen payment rates beginning in 2007. As a result, the monthly payment amount for stationary oxygen equipment will decrease each year in order to offset the anticipated increase in Medicare spending for OGPE and oxygen contents. For 2007 and 2008, the payment rate for stationary oxygen equipment will be $198.40, which is expected to reduce our net revenues and operating income by approximately $6.0 million annually. According to CMS, the projected rates for 2009 and 2010 are $193.21 and $189.39, respectively. Budget neutrality requires that Medicare’s total spending for all modalities of oxygen equipment, including contents, be the same under the proposed changes as it would be without the changes. CMS’ budget neutral calculations were based on an assumption that five percent of oxygen users will shift to OGPE equipment. CMS will revise payment rates in future years under the methodology specified in the rule based on actual OGPE use and updated data on the distribution of beneficiaries using oxygen equipment. To the extent that the Company’s distribution of oxygen equipment and oxygen contents in future years mirrors that of the overall Medicare market, these future payment rate revisions would not be expected to have a significant effect on the overall level of reimbursement for the Company’s oxygen business.

DRA also changes the reimbursement methodology for items of DME in the capped rental payment category, including but not limited to such items as continuous positive airway pressure (“CPAP”) devices, certain respiratory assist devices, nebulizers, hospital beds and wheelchairs. For such items of DME, payment may not extend over a period of continuous use of longer than 13 months. The option for a supplier to retain ownership of the item after a 15-month rental period and receive semi-annual maintenance and service payments will be eliminated. On the first day that begins after the 13th continuous month during which payment is made for the item, the supplier will transfer title of the item to the beneficiary. Additional payments for maintenance and service of the item will be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The DME capped rental provisions contained in DRA apply to items furnished for which the first rental month occurs on or after January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was February 2007. Included in rule CMS-1304-F is a discussion of the Medicare regulations, as interpreted by CMS, necessary to implement the DME capped rental changes contained in the DRA. In addition, on January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices will cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date count toward the 13-month cap. Accordingly, the first month in which the new payment methodology impacted our net revenues was May 2007. The Company estimates that the capped rental changes to DME and RADs will reduce the Company’s net revenues and operating income by approximately $12.0 million in 2007 and by approximately $24.0 million in 2008. In addition, the transfer of ownership provisions affecting Medicare capped rental equipment resulted in a reduction in the estimated useful lives of such equipment beginning in 2006 and a corresponding increase in depreciation expense. The Company will continue to evaluate its estimates of useful lives based on its experience with ownership transfers of capped rental equipment in future periods, which may result in further increases in depreciation expense in 2007 and beyond.

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

(2)

Establishes a competitive acquisition program for DME beginning in 2007. MMA instructs CMS to establish and implement programs under which competitive acquisition areas will be established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. The program will be implemented in phases such that competition under the program will occur in ten of the largest metropolitan statistical areas (“MSAs”) in 2007, 80 of the largest MSAs in 2009, and additional areas after 2009. Items selected for competitive acquisition will be phased in first among the highest cost and highest volume items and services or those items and services that CMS determines have the largest savings potential. In carrying out such programs, CMS may exempt rural areas and areas with low-population density within urban areas that are not competitive, unless there is a significant national market through mail order for a particular item or service.

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

On April 2, 2007, CMS issued rule CMS-1270-F implementing the competitive bidding program. The new competitive bidding program will replace the current Medicare fee schedule in ten of the largest MSA’s across the country and will apply initially to ten categories of DME and medical supplies. CMS began the bidding process in late April, and expects to announce winning suppliers in early December and to have payments under the program go into effect in July 2008. We can not predict the outcome of the competitive bidding program on our business nor the Medicare payment rates that will be in effect in 2008 and beyond for the items subjected to competitive bidding.

In January 2006, pursuant to the contracting reform provisions of MMA, CMS announced the selection of four specialty carriers, or DME Medicare Administrative Contractors (the “DME MACs”), to be responsible for the processing and payment of claims for DME items provided to Medicare Part B beneficiaries. The DME MACs replaced the four Durable Medical Equipment Regional Carriers (the “DMERCs”) pursuant to a transition schedule that began on July 1, 2006, with the final DME MAC transitioning on June 1, 2007. The transition of claims processing from the DMERCs to the DME MACs has caused disruptions in the payment of DME claims and is having a negative impact on the timing of collections of our accounts receivable.

On December 20, 2006, CMS initiated a national coverage determination process for certain nebulized inhalation drugs used in the treatment of lung diseases. National coverage determinations are determinations by CMS with respect to whether or not a particular item or service is covered nationally by the Medicare program. In order to be covered by Medicare, an item or service must fall within one or more benefit categories contained within the Medicare program, and must not be otherwise excluded from coverage. Included in the coverage review process were two commonly prescribed inhalation drugs, Xopenex®1 and DuoNeb®2. On June 20, 2007, CMS announced that, after examining the available medical evidence, no national coverage determination for these inhalation drugs is appropriate at this time. CMS concluded that the current medical record does not provide sufficient evidence on which to base a national coverage determination. CMS indicated that any coverage decisions with respect to these medications should be made by local contractors through local coverage determination processes or case-by-case adjudication. The Company can not predict whether the local carriers, or DME MACs, will undertake a separate process that would affect coverage for these drugs, either in aggregate or with respect to individual beneficiaries. Elimination of, or a significant reduction in, coverage by Medicare for either of these inhalation drugs could have a material adverse effect on our financial position and results of operations.

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

The effectiveness of the IR rule itself does not trigger payment adjustments for any items or services. Nevertheless, the IR rule puts in place a process that eventually could have a significant impact on Medicare payments for our equipment and services.

[1]	Xopenex® is a registered trademark of Sepracor, Inc.
[2]	DuoNeb® is a registered trademark of Dey L.P.

We can not predict whether CMS will exercise its IR authority with respect to payment for our equipment and services, or the effect that such payment adjustments would have on our financial position or operating results.

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

Operating Results

The following table sets forth for the periods indicated a summary of the Company’s net revenues by source:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Oxygen and other respiratory therapy	$364,993	$322,223	$715,007	$627,586
Home medical equipment and other	32,090	27,904	60,535	56,132

Total	$397,083	$350,127	$775,542	$683,718

Net revenues for the three months ended June 30, 2007, increased by $47.0 million (or 13.4%) compared with the three months ended June 30, 2006, and for the six months ended June 30, 2007, increased $91.8 million (or 13.4%) compared with the six months ended June 30, 2006. The 13.4% increase in net revenues in the three-month period was comprised of 10.4% internal growth and 4.5% acquisition growth partially offset by Medicare price changes taking effect in 2007 (see “Medicare Reimbursement”). The 13.4% increase in net revenues in the six-month period was comprised of 10.2% internal growth and 4.6% acquisition growth partially offset by Medicare price changes taking effect in 2007. The internal growth in net revenues, excluding price reductions, is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions. During the six months ended June 30, 2007, the Company did not acquire the business or assets of any companies. During the six months ended June 30, 2006, the Company acquired certain assets of six companies with aggregate annual revenues of approximately $14.4 million. The aggregate cost of those acquisitions was $24.4 million.

The contribution of oxygen and other respiratory therapy products to our net revenues was 91.9% and 92.2%, respectively, during the three and six months ended June 30, 2007. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of goods and services as a percentage of net revenues increased to 25.2% and 24.3%, respectively, for the three and six months ended June 30, 2007, compared with 22.2% and 22.3% for the comparable prior year periods. The increase in cost of goods and services in 2007 is attributable primarily to an increase in drug purchasing costs due to a product mix shift away from compounded to higher cost commercially-available products in our inhalation drug business as a result of a determination by CMS to eliminate Medicare coverage of compounded medications as of July 1, 2007. Also contributing to higher cost of goods and services were increased sales of medical supplies and nutritional products to pediatric customers attributed to our acquisition of the assets of a pediatric respiratory provider in the fourth quarter of 2006. We also experienced significant growth in our sleep therapy product lines during the first six months of 2007 compared with the first six months of 2006, which generally carry a lower gross margin than other products we provide.

Cost of goods and services for the three and six-month periods includes the cost of equipment (excluding depreciation of $19.7 million and $38.3 million in 2007 and $17.0 million and $33.2 million in 2006, respectively), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $12.3 million and $24.6 million for the three and six-month periods of 2007 and approximately $12.6 million and $25.2 million for the three and six-month periods of 2006, respectively. Included in cost of goods and services in the three and six months ended June 30, 2007 are salary and related expenses of pharmacists and pharmacy technicians of $2.6 million and $5.2 million, respectively. Such salary and related expenses for the three and six months ended June 30, 2006, were $2.3 million and $4.8 million, respectively.

Operating expenses as a percentage of net revenues were 22.6% and 23.4%, respectively, for the three and six months ended June 30, 2007, compared with 23.4% and 23.5%, respectively, for the comparable prior year periods. Operating expenses for the three and six months ended June 30, 2007, increased by $7.8 million, or 9.6%, and $20.6 million, or 12.8%, respectively, over the prior year periods. Contributing to the increase in operating expenses during the first six months of 2007 were higher payroll and related costs, increased freight charges as a result of gains in customer shipment volumes in our drug and sleep accessory product lines and higher vehicle related expenses.

The Company manages nearly 1,000 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR's” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable and discretionary clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (branch manager, CSR's and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the interim periods of 2007 and 2006 within these major categories were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Expenses (in thousands)	2007	2006	2007	2006
Salary and related	$57,235	$50,810	$116,167	$100,401
Facilities	13,091	12,807	27,362	25,651
Vehicles	11,460	10,274	21,952	19,604
General supplies/miscellaneous	7,811	7,890	16,000	15,219

Total	$89,597	$81,781	$181,481	$160,875

Included in operating expenses during the three and six months ended June 30, 2007 are salary and related expenses for Service Reps in the amount of $25.1 million and $49.5 million, respectively. Such salary and related expenses for the three and six months ended June 30, 2006 were $21.8 million and $43.6 million, respectively.

Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues were 20.1% for the three and six months ended June 30, 2007, compared with 21.0% and 21.1% for the comparable prior year periods. SG&A expenses for the three and six months ended June 30, 2007 increased by $6.1 million, or 8.3%, and $12.0 million, or 8.3%, respectively, over the prior year periods. Contributing to the increase in SG&A expenses in 2007 were higher payroll costs included in selling expenses and higher liability insurance expenses, partially offset by cost controls at our administrative, field overhead and billing office locations and lower stock-based compensation expense.

SG&A expenses include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and six months ended June 30, 2007 are salary and related expenses of $56.4 million and $112.4 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $15.9 million and $31.4 million during the respective periods. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists. Included in SG&A during the three and six months ended June 30, 2006 are salary and related expenses of $50.9 million and $99.4 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $13.8 million and $26.4 million during the respective periods.

Included in depreciation expense in the three and six months ended June 30, 2007 is depreciation of patient service equipment of $19.7 million and $38.3 million, respectively, and depreciation of other property and equipment of $8.0 million and $15.3 million, respectively. Included in depreciation expense in the three and six months ended June 30, 2006 is depreciation of patient service equipment of $17.0 million and $33.2 million, respectively, and depreciation of other property and equipment of $7.7 million and $16.0 million, respectively. The increase in depreciation expense in the three and six months ended June 30, 2007 compared with the prior year periods is attributed to a reduction in the estimated useful lives of certain DME equipment subject to new Medicare capped rental arrangements (see “Medicare Reimbursement”) and increased purchases of medical and other equipment necessary to support the growth in the Company's customer base during 2007.

Operating income for the three and six months ended June 30, 2007, was $94.1 million (23.7% of net revenues) and $184.5 million (23.8% of net revenues), respectively, compared with $86.6 million (24.7% of net revenues) and $166.2 million (24.3% of net revenues), respectively, for the comparable prior year periods. The increase in operating income in the three and six-month periods ended June 30, 2007 is attributable primarily to revenue growth from increases in customer volumes offset by higher costs and expenses as noted above.

Liquidity and Capital Resources

Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operational needs, capital expenditures, acquisitions, debt service and share repurchases.

Net cash provided by operating activities increased by 15.1% to $170.1 million for the six months ended June 30, 2007, compared with $147.7 million for the six months ended June 30, 2006. The increase in net cash from operating activities was due primarily to an increase in net income and increases in accrued expenses and accounts payable partially offset by an increase in accounts receivable.

Net cash used in investing and financing activities was $171.4 million for the six months ended June 30, 2007. Activity during the six-month period ended June 30, 2007 included our net investment in capital equipment of $65.5 million, payments of principal on debt of $69.4 million and repurchases of our common stock of $275.0 million offset by proceeds from issuance of debt of $205.4 million and proceeds from the exercise of stock options and issuance of common shares of $29.6 million.

As of June 30, 2007, our principal sources of liquidity consisted of $23.7 million of cash and equivalents and $166.5 million available under our revolving bank credit facility.

On February 14, 2006, our Board of Directors authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. During the six months ended June 30, 2007, the Company repurchased and retired 6,958,400 shares for $275.0 million pursuant to the repurchase plan. The share repurchases were all made during the first quarter of this year and were funded from the Company’s revolving credit facility and cash provided by operating activities.

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

Due to the right of the holders of the Debentures to put the securities to us for cash within one year of the June 30, 2007 balance sheet date, the Company reclassified the Debentures from a long-term obligation to a current liability on the balance sheet.

Our future liquidity will continue to be dependent upon our operating cash flow and management of accounts receivable. We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit facility will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, and meet our contractual obligations for at least the next 12 months.

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

The Company’s payor mix is highly concentrated among Medicare, Medicaid and other government third-party payors and contracted private insurance or commercial payors. Government payment rates are determined according to published fee schedules established pursuant to statute, law or other regulatory processes and commercial payment rates are based on contractual line item pricing as reflected in the respective contracts. Fee schedule updates have historically occurred on a prospective basis and have been made available to the Company in advance of the effective date of a change in reimbursement rates. Our proprietary billing system has features that allow us to timely update payor price tables within the system as changes occur in order to accurately record revenues and accounts receivable at their expected realizable values. Additional systems and manual controls and processes are used by management to evaluate the accuracy of these recorded amounts. Based on our experience, it is unlikely that a change in estimate of unsettled amounts from third party payors would have a material adverse impact on our financial position or results of operations.

Accounts receivable balance concentrations by major payor category as of June 30, 2007 and December 31, 2006 were as follows:

Percentage of Accounts Receivable Outstanding:

	June 30, 2007	December 31, 2006
Medicare	37.4%	40.1%
Medicaid/Other Government	16.0%	12.5%
Private Insurance	36.3%	38.1%
Self-Pay	10.3%	9.3%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of June 30, 2007 and December 31, 2006 were as follows:

Percentage of Accounts Aged in Days:

	June 30, 2007
	0-60	61-120	Over 120
Medicare	82.2%	9.2%	8.6%
Medicaid/Other Government	60.7%	20.8%	18.5%
Private Insurance	61.3%	16.6%	22.1%
Self-Pay	50.3%	25.4%	24.3%
All Payors	67.9%	15.4%	16.7%

Percentage of Accounts Aged in Days:

	December 31, 2006
	0-60	61-120	Over 120
Medicare	80.3%	10.1%	9.6%
Medicaid/Other Government	65.6%	18.3%	16.1%
Private Insurance	61.6%	15.0%	23.4%
Self-Pay	53.8%	21.5%	24.7%
All Payors	68.9%	14.0%	17.1%

We operate 36 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of June 30, 2007, there were 1,291 full-time employees in the RBCOs.

Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within our proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that we can access to determine the status of individual claims. We have benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 67% of all payments received. We believe that our collection procedures contribute to our accounts receivable days sales outstanding (“DSO”) and bad debt expense being among the lowest in the industry, according to published industry data and public filings of some of our competitors.

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

We do not use an aging threshold for account receivable write-offs. However, the age of an account balance may provide an indication that collection procedures have been exhausted, and would be considered in the review and approval of an account balance write-off.

Future Minimum Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under our revolving credit facility and Debentures, as well as contractual lease payments for facility, vehicle, and equipment leases, deferred taxes and deferred acquisition obligations.

During the six months ended June 30, 2007, the outstanding balance of the Company’s revolving credit facility increased $140.0 million, from $60.0 million to $200.0 million. The primary use of these funds was the repurchase of the Company’s common stock as described in “Liquidity and Capital Resources”.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the 2008 calendar year. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which permits an entity to choose to measure certain financial instruments and other items at fair value at specified election dates. A company will report unrealized gains and losses in earnings on items for which the fair value option has been elected after adoption. The provisions of SFAS 159 are effective as of the beginning of the 2008 calendar year. We are currently evaluating the potential future impact of this standard on our financial condition, results of operations and cash flows.

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

As a provider of home oxygen and other respiratory therapy services for the home health care market, we have historically depended heavily on Medicare reimbursement as a result of the high proportion of elderly persons suffering from respiratory disease. Medicare Part B, the Supplementary Medical Insurance Program, provides coverage to eligible beneficiaries for DME, such as oxygen equipment, respiratory assistance devices, continuous positive airway pressure devices, nebulizers and associated respiratory medications, hospital beds and wheelchairs for the home setting. Approximately 71 percent of our customers have primary coverage under Medicare Part B. There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical equipment and services. Medicare reimbursement is subject to statutory and regulatory changes, retroactive rate adjustments, administrative and executive orders and governmental funding restrictions, all of which could materially decrease payments to us for the services and equipment we provide.

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

DRA changes the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment (including portable oxygen equipment) may not extend over a period of continuous use of longer than 36 months. On the first day that begins after the 36th continuous month during which payment is made for the oxygen equipment, the supplier would transfer title of the equipment to the beneficiary. Separate payments for oxygen contents would continue to be made for the period of medical need beyond the 36th month. According to the legislation, additional payments for maintenance and service of the oxygen equipment would be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology will impact our net revenues is January 2009.

Congress is currently considering legislation that would reduce the 36-month rental period for continuous use of oxygen equipment by Medicare beneficiaries. Specifically, on August 1, 2007, the United States House of Representatives passed H.R. 3162 (entitled “Children’s Health and Medicare Protection Act of 2007”) which contains a provision that would reduce the 36-month rental period for stationary oxygen equipment to 18 months. Comparative legislation in the United States Senate, as represented by S.AMDT.2530 (entitled “A bill to amend title XXI of the Social Security Act to reauthorize the State Children’s Health Insurance Program, and for other purposes”) and which passed on August 2, 2007, contains no reductions in Medicare payment for oxygen equipment. It is anticipated that the House and Senate will attempt to reconcile the differences between the two legislative bills. We can not predict the outcome of the reconciliation process nor the likelihood that such legislation becomes law. Further reduction in the 36-month rental period for oxygen equipment will have a material adverse impact on the Company’s net revenues, operating income, cash flows and financial position.

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

Included in rule CMS-1304-F are changes to the Medicare payment rates for oxygen and oxygen equipment that took effect on January 1, 2007. CMS is exercising its authority under the Balanced Budget Act of 1997 (“BBA”) to establish separate classes and monthly payment rates for oxygen. The rule establishes a new class and monthly payment amount for oxygen-generating portable equipment (“OGPE”), which includes oxygen transfilling equipment and portable oxygen concentrators. An OGPE add-on payment, applicable during the 36-month rental period, will be made for these systems in the amount of $51.63. Payments for the new OGPE add-on began on January 1, 2007 for new and existing oxygen users. CMS is also increasing the monthly payment amounts for portable oxygen contents for beneficiary-owned liquid or gaseous oxygen equipment from approximately $20.77 to $77.45. The increase in payments for portable oxygen contents became effective on January 1, 2007 for new and existing oxygen users. The BBA requires these changes to be budget neutral, and accordingly, CMS reduced other Medicare oxygen payment rates beginning in 2007. As a result, the monthly payment amount for stationary oxygen equipment will decrease each year in order to offset the anticipated increase in Medicare spending for OGPE and oxygen contents. For 2007 and 2008, the payment rate for stationary oxygen equipment will be $198.40, which is expected to reduce our net revenues and operating income by approximately $6.0 million annually. According to CMS, the projected rates for 2009 and 2010 are $193.21 and $189.39, respectively. Budget neutrality requires that Medicare’s total spending for all modalities of oxygen equipment, including contents, be the same under the proposed changes as it would be without the changes. CMS’ budget neutral calculations were based on an assumption that five percent of oxygen users will shift to OGPE equipment. CMS will revise payment rates in future years under the methodology specified in the rule based on actual OGPE use and updated data on the distribution of beneficiaries using oxygen equipment. To the extent that the Company’s distribution of oxygen equipment and oxygen contents in future years mirrors that of the overall Medicare market, these future payment rate revisions would not be expected to have a significant effect on the overall level of reimbursement for our oxygen business.

        DRA also changes the reimbursement methodology for items of DME in the capped rental payment category, including but not limited to such items as continuous positive airway pressure (“CPAP”) devices, certain respiratory assist devices, nebulizers, hospital beds and wheelchairs. For such items of DME, payment may not extend over a period of continuous use of longer than 13 months. The option for a supplier to retain ownership of the item after a 15-month rental period and receive semi-annual maintenance and service payments will be eliminated. On the first day that begins after the 13th continuous month during which payment is made for the item, the supplier will transfer title of the item to the beneficiary. Additional payments for maintenance and service of the item will be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The DME capped rental provisions contained in DRA apply to items furnished for which the first rental month occurs on or after January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was February 2007. Included in rule CMS-1304-F is a discussion of the Medicare regulations, as interpreted by CMS, necessary to implement the DME capped rental changes contained in the DRA. In addition, on January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices will cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date count toward the 13-month cap. Accordingly, the first month is which the new payment methodology impacted our net revenues was May 2007. The Company estimates that the capped rental changes to DME and RADs will reduce the Company’s net revenues and operating income by approximately $12.0 million in 2007 and by approximately $24.0 million in 2008. In addition, the transfer of ownership provisions affecting Medicare capped rental equipment resulted in a reduction in the estimated useful lives of such equipment beginning in 2006 and a corresponding increase in depreciation expense. The Company will continue to evaluate its estimates of useful lives based on its experience with ownership transfers of capped rental equipment in future periods, which may result in further increases in depreciation expense in 2007 and beyond.

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

On December 20, 2006, CMS initiated a national coverage determination process for certain nebulized inhalation drugs used in the treatment of lung diseases. National coverage determinations are determinations by CMS with respect to whether or not a particular item or service is covered nationally by the Medicare program. In order to be covered by Medicare, an item or service must fall within one or more benefit categories contained within the Medicare program, and must not be otherwise excluded from coverage. Included in the coverage review process were two commonly prescribed inhalation drugs, Xopenex®3 and DuoNeb®4 . On June 20, 2007, CMS announced that, after examining the available medical evidence, no national coverage determination for these inhalation drugs is appropriate at this time. CMS concluded that the current medical record does not provide sufficient evidence on which to base a national coverage determination. CMS indicated that any coverage decisions with respect to these medications should be made by local contractors through local coverage determination processes or case-by-case adjudication. The Company can not predict whether the local carriers, or DME MACs, will undertake a separate process that would affect coverage for these drugs, either in aggregate or with respect to individual beneficiaries. Elimination of, or a significant reduction in, coverage by Medicare for either of these inhalation drugs could have a material adverse effect on our financial position and results of operations.

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

The effectiveness of the IR rule itself does not trigger payment adjustments for any items or services. Nevertheless, the IR rule puts in place a process that could eventually have a significant impact on Medicare payments for our equipment and services. We can not predict whether or when CMS will exercise its IR authority with respect to payment for our equipment and services, or the effect that such payment adjustments would have on our financial position or operating results.

[3]	Xopenex® is a registered trademark of Sepracor, Inc.
[4]	DuoNeb® is a registered trademark of Dey L.P.

RECENT LEGISLATION ESTABLISHING A COMPETITIVE BIDDING PROCESS UNDER MEDICARE COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

Recent legislation (See “MEDICARE REIMBURSEMENT”) instructs CMS to establish and implement programs under which competitive acquisition areas will be established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. The program will be implemented in phases such that competition under the program will occur in ten of the largest MSAs in 2007, 80 of the largest MSAs in 2009, and additional areas after 2009. Items selected for competitive acquisition will be phased in first among the highest cost and highest volume items and services or those items and services that CMS determines have the largest savings potential. In carrying out such programs, CMS may exempt rural areas and areas with low-population density within urban areas that are not competitive, unless there is a significant national market through mail order for a particular item or service.

For each competitive acquisition area, CMS will conduct a competition under which providers will submit bids to supply certain covered items of DME. Successful bidders will be expected to meet certain program quality standards in order to be awarded a contract and only successful bidders can supply the covered items to Medicare beneficiaries in the acquisition area. The applicable contract award prices are expected to be less than would be paid under current Medicare fee schedules, and contracts will be re-bid at least every three years. CMS will be required to award contracts to multiple entities submitting bids in each area for an item or service, but will have the authority to limit the number of contractors in a competitive acquisition area to the number needed to meet projected demand. CMS may use competitive bid pricing information to adjust the payment amount otherwise in effect for an area that is not a competitive acquisition area.

On April 2, 2007, CMS issued rule CMS-1270-F implementing the competitive bidding program. The new competitive bidding program will replace the current Medicare fee schedule in ten of the largest MSA’s across the country and will apply initially to ten categories of DME and medical supplies. CMS began the bidding process in late April, and expects to announce winning suppliers in early December and to have payments under the program go into effect in July 2008. We can not predict the outcome of the competitive bidding program on our business nor the Medicare payment rates that will be in effect in 2008 and beyond for the items subjected to competitive bidding.

FUTURE REDUCTIONS IN REIMBURSEMENT RATES UNDER MEDICAID COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

Due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs, including funding for our equipment and services. These cuts have included, or may include, elimination or reduction of coverage for some or all of our equipment and services, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Approximately 7% of our customers are eligible for primary Medicaid benefits, and State Medicaid programs fund approximately 11% of our payments from primary and secondary insurance benefits. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for our equipment and services which, in turn, could have a material adverse effect on our financial position and operating results.

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

Our financial condition and results of operations may be affected by the reimbursement process, which in the health care industry is complex and can involve lengthy delays between the time that services are rendered and the time that the reimbursement amounts are settled. Depending on the payor, we may be required to obtain certain payor-specific documentation from physicians and other health care providers before submitting claims for reimbursement. Certain payors have filing deadlines and they will not pay claims submitted after such time. We can not ensure that we will be able to continue to effectively manage the reimbursement process and collect payments for our equipment and services promptly.

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

(b) Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Securities and Exchange Act of 1934, as amended) occurred during the fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May of 2006, the Company resolved several ongoing investigations by the Office of Inspector General and/or the U.S. Department of Justice. The periods covered by these investigations varied, ranging from January 1995 through March 2004. As a part of the settlements, the Company entered into a five-year corporate integrity agreement with the Office of Inspector General. Violations of the corporate integrity agreement can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2007, the Company did not repurchase any shares of its common stock in the open market.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
April 1, 2007 to April 30, 2007	0	—	0	$44,449,000
May 1, 2007 to May 31, 2007	0	—	0	$95,580,000
June 1, 2007 to June 30, 2007	0	—	0	$90,242,000

Total	0	—	0

On February 14, 2006, the Board authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. As of June 30, 2007, $90.2 million of common stock was eligible for repurchase in accordance with the formula.

Item 3.	Defaults Upon Senior Securities - Not Applicable

Item 4.	Submission of Matters to a Vote of the Security Holders

Our Annual Meeting of Shareholders was held on May 7, 2007. The following matters were voted on at the Annual Meeting, with the number of votes cast for, against or withheld, number of abstentions and broker non-votes, as applicable in each case, indicated next to such matter.

	For	Withheld	Abstain	Broker Non-Vote
1. Election of Directors
J. P. Byrnes	70,955,444	1,795,508	0	0
S. H. Altman, Ph.D.	70,702,982	2,047,970	0	0
C. B. Black	68,004,854	4,746,098	0	0
F. D. Byrne, M.D.	71,306,125	1,444,827	0	0
W. F. Miller, III	68,004,889	4,746,063	0	0

2. Approval of the Company’s 2007 Stock Plan	43,411,512	23,788,394	439,629	5,111,417

3. Stockholder Proposal – Board Diversity	16,390,108	35,480,363	15,769,064	5,111,417

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits

(a) Exhibits included or incorporated herein: See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.
Registrant

/s/ PAUL G. GABOS
Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer

August 9, 2007

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