Form 10-Q
period 2007-09-30
LINCARE HOLDINGS INC
filed 2007-11-09
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007

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

Large accelerated filer  ☒    Accelerated filer   ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $0.01 par value	80,170,443

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$20,239	$25,075
Short-term investments	15,825	0
Accounts receivable, net	201,031	170,533
Income tax receivable	5,564	13,474
Inventories	9,570	8,354
Prepaid and other current assets	2,614	5,239
Deferred income taxes	0	19,604

Total current assets	254,843	242,279

Property and equipment	870,575	793,007
Accumulated depreciation	(536,895)	(471,682)

Net property and equipment	333,680	321,325

Other assets:
Goodwill	1,202,579	1,203,012
Covenants not-to-compete, net	410	607
Other	7,827	8,087

Total other assets	1,210,816	1,211,706

Total assets	$1,799,339	$1,775,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations	$407,813	$71,047
Accounts payable	57,340	44,166
Accrued expenses:
Compensation and benefits	29,554	20,638
Liability insurance	14,949	12,757
Other current liabilities	53,049	40,856
Deferred income taxes – current	3,173	0

Total current liabilities	565,878	189,464

Long-term obligations, excluding current installments	199	275,000
Deferred income taxes and other taxes	196,978	200,269

Total liabilities	763,055	664,733

Commitments and contingencies:
Stockholders’ equity:
Common stock	843	903
Additional paid-in capital	443,682	386,201
Retained earnings	591,759	723,473

Total stockholders’ equity	1,036,284	1,110,577

Total liabilities and stockholders’ equity	$1,799,339	$1,775,310

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net revenues	$408,152	$358,013	$1,183,694	$1,041,731

Costs and expenses:
Cost of goods and services	101,398	80,648	289,494	232,941
Operating expenses	91,458	84,398	272,939	245,273
Selling, general and administrative expenses	80,128	73,301	236,190	217,354
Bad debt expense	6,122	5,370	17,755	15,626
Depreciation expense	29,893	24,736	83,497	73,899
Amortization expense	64	422	197	1,263

	309,063	268,875	900,072	786,356

Operating income	99,089	89,138	283,622	255,375

Other income (expense):
Interest income	525	707	1,650	1,965
Interest expense	(4,864)	(2,381)	(15,595)	(7,185)

	(4,339)	(1,674)	(13,945)	(5,220)

Income before income taxes	94,750	87,464	269,677	250,155
Income tax expense	36,111	31,242	101,188	94,142

Net income	$58,639	$56,222	$168,489	$156,013

Basic earnings per common share	$0.69	$0.60	$1.98	$1.64

Diluted earnings per common share	$0.66	$0.57	$1.89	$1.57

Weighted average number of common shares outstanding	84,562	93,795	85,034	94,867

Weighted average number of common shares and common share equivalents outstanding	90,551	100,258	91,392	101,756

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$168,489	$156,013
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	17,755	15,626
Depreciation expense	83,497	73,899
Net gain on disposal of property and equipment	(27)	(54)
Amortization expense	197	1,263
Amortization of debt issuance costs	321	570
Stock-based compensation expense	12,892	15,124
Deferred income tax and other tax liabilities	18,844	14,430
Excess tax benefit from stock-based compensation	(4,133)	(392)
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts receivable	(48,253)	(55,856)
Increase in inventories	(1,216)	(2,381)
Decrease in prepaid and other assets	2,569	353
Increase (decrease) in accounts payable	13,174	(812)
Increase in accrued expenses	23,301	11,906
Increase (decrease) in income taxes payable	17,814	(3,651)

Net cash provided by operating activities	305,224	226,038

Cash flows from investing activities:
Proceeds from sale of property and equipment	93	112
Purchases of property and equipment	(95,917)	(79,143)
Purchases of short-term investments	(96,375)	(177,780)
Sales and maturities of short-term investments	80,550	206,205
Cash restricted for future payments	0	23
Business acquisitions, net of cash acquired and purchase price adjustments	0	(26,878)

Net cash used in investing activities	(111,649)	(77,461)

Cash flows from financing activities:
Proceeds from issuance of debt	205,435	1,000
Payments of principal on debt	(143,036)	(9,520)
Payments of debt issuance costs	(7)	(7)
Proceeds from exercise of stock options and issuance of common shares	35,103	4,812
Excess tax benefit from stock-based compensation	4,133	392
Payments to repurchase common stock	(300,039)	(115,021)

Net cash used in financing activities	(198,411)	(118,344)

Net (decrease) increase in cash and cash equivalents	(4,836)	30,233
Cash and cash equivalents, beginning of period	25,075	8,544

Cash and cash equivalents, end of period	$20,239	$38,777

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,378	$4,567

Cash paid for income taxes	$67,344	$83,363

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital lease	$435	$0

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

Concentration of Credit Risk: The Company’s revenues are generated through locations in 47 states. The Company generally does not require collateral or other security in extending credit to customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 64% and 66% of net revenues for the nine months ended September 30, 2007 and 2006, respectively. The exclusion of the Company from participating in federally funded programs would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

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

Cost of Goods and Services: Cost of goods and services includes the cost of equipment (excluding depreciation of $20.6 million and $58.9 million for the three and nine-month periods in 2007 and $17.2 million and $50.4 million for the three and nine-month periods in 2006, respectively), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $11.7 million and $36.3 million for the three and nine-month periods of 2007. For the three and nine-month periods of 2006, such costs amounted to $12.0 million and $37.2 million. Included in cost of goods and services in the three and nine months ended September 30, 2007 are salary and related expenses of pharmacists and pharmacy technicians of $2.5 million and $7.7 million, respectively. Such salary and related expenses for the three and nine months ended September 30, 2006, were $2.5 million and $7.3 million, respectively.

Operating Expenses: The Company manages over 1,000 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable and discretionary clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the interim periods of 2007 and 2006 within these major categories were as follows:

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Operating Expenses (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Salary and related	$57,655	$52,803	$173,822	$153,204
Facilities	14,191	12,806	41,553	38,457
Vehicles	11,514	11,017	33,466	30,621
General supplies/miscellaneous	8,098	7,772	24,098	22,991

Total	$91,458	$84,398	$272,939	$245,273

Included in operating expenses during the three and nine months ended September 30, 2007 are salary and related expenses for Service Reps in the amount of $25.0 million and $74.5 million, respectively. Such salary and related expenses for the three and nine months ended September 30, 2006 were $22.6 million and $66.2 million, respectively.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and nine months ended September 30, 2007 are salary and related expenses of $56.6 million and $169.0 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and nine months ended September 30, 2007 of $15.6 million and $47.0 million, respectively. Included in SG&A during the three and nine months ended September 30, 2006 are salary and related expenses of $53.6 million and $153.1 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $13.7 million and $40.1 million in the respective periods during 2006. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

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

During the nine months ended September 30, 2007, the Company did not acquire the business or assets of any companies. During the nine months ended September 30, 2006, the Company acquired certain assets of eight companies in separate transactions. The aggregate cost of those acquisitions through September 30, 2006 was $33.2 million.

Note 3. Accounts Receivable

Accounts receivable consist of:

	September 30, 2007	December 31, 2006
	(In thousands)
Trade accounts receivable	$238,056	$204,892
Less allowance for sales adjustments and uncollectible accounts	(37,025)	(34,359)

	$201,031	$170,533

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, the Company recognized a charge to stockholders’ equity of $0.6 million as a cumulative effect adjustment. As of January 1, 2007, the Company had gross unrecognized tax benefits, including interest and penalty, of $17.9 million of which $12.2 million, net of federal tax benefit, if recognized, would favorably affect the effective tax rate. The Company recognizes accrued interest and penalty related to unrecognized tax benefits as a component of income tax expense. The gross amount provided for potential interest and penalties at the date of adoption totaled $3.2 million and $1.0 million, respectively. There have been no significant changes to these amounts of unrecognized tax benefits and related interest and penalties during the quarter and nine months ended September 30, 2007.

The Company conducts business nationally and, as a result, files U.S. federal income tax returns and returns in various state and local jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the United States. With few exceptions, the Company is no longer subject to U.S. federal, state and local, income tax examinations for years before 2002.

The Internal Revenue Service (“IRS”) closed its examination of the Company’s U.S. income tax returns for the years 2001 through 2003 in the third quarter of 2007. The Company is currently under audit by the IRS for the 2005 tax year. It is likely that the examination phase of the audit for the year 2005 will conclude in 2007. The Company has been invited to participate in the IRS’s Compliance Assurance Program, or CAP, for 2007. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the tax return’s accuracy prior to filing, thereby reducing or eliminating the need for post-filing examination.

Note 5. Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in the Company’s earnings, including securities that may be issued upon conversion of convertible debentures and exercise of outstanding stock options. When the exercise of stock options would be anti-dilutive, they are excluded from the income per common share calculation. For the three and nine months ended September 30, 2007, the number of excluded shares underlying anti-dilutive stock options was 925,976 and 620,625, respectively. For the three and nine months ended September 30, 2006, the number of excluded shares underlying anti-dilutive stock options was 194,102 and 31,734, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Basic – Income available to common stockholders	$58,639	$56,222	$168,489	$156,013
Adjustment for assumed dilution:
Interest on convertible debt, net of tax	1,277	1,326	3,867	3,857

Diluted – Income available to common stockholders and holders of dilutive securities	$59,916	$57,548	$172,356	$159,870

Denominator:
Weighted average shares	84,562	93,795	85,034	94,867
Effect of dilutive securities:
Incremental shares under stock compensation plans.	832	1,306	1,201	1,732
Incremental shares from assumed conversion of convertible debt	5,157	5,157	5,157	5,157

Adjusted weighted average shares	90,551	100,258	91,392	101,756

Per share amount:
Basic	$0.69	$0.60	$1.98	$1.64

Diluted (1)	$0.66	$0.57	$1.89	$1.57

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s outstanding 3.0% Convertible Senior Debentures due 2033 (see “Liquidity and Capital Resources”) in accordance with EITF No. 04-8.

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

For the three months ended September 30, 2007 and 2006, the Company recognized total stock-based compensation costs of $5.4 million and $5.7 million, respectively, as well as related tax benefits of $1.9 million in each period. For the nine months ended September 30, 2007 and 2006, the Company recognized total stock-based compensation costs of $12.9 million and $15.1 million, respectively, as well as related tax benefits of $4.5 million and $5.0 million, respectively. Substantially all stock-based compensation costs are classified within selling, general and administrative expenses on the accompanying condensed consolidated statements of operations.

Stock Options

The following table sets forth fair value per share information and related weighted-average assumptions used to determine compensation cost for stock options granted during the periods indicated, consistent with the requirements of SFAS No. 123R:

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average fair value per share of options granted during the period (estimated on grant date using Black-Scholes option pricing model)	N/A	N/A	$12.23	$11.94
Assumptions:
Expected dividend yield	N/A	N/A	0.00%	0.00%
Risk-free interest rate	N/A	N/A	4.69%	5.03%
Weighted-average expected volatility	N/A	N/A	23.28%	26.21%
Expected life	N/A	N/A	5 years	5 years

Stock option activity for the nine months ended September 30, 2007 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	9,656,910	$30.38
Options granted in 2007	1,288,000	39.03
Exercised in 2007	(1,557,438)	21.88
Forfeited in 2007	(54,950)	40.73

Outstanding at September 30, 2007	9,332,522	$32.93	4.39	$50,924,437

Exercisable at September 30, 2007	5,576,557	$27.95	2.83	$50,924,437

Vested or expected to vest as of September 30, 2007	9,042,270	$32.65	4.33	$50,924,437

Of the stock options for 9,332,522 shares outstanding at September 30, 2007, options for 5,576,557 shares are exercisable and options for 3,755,965 shares are unvested. Of the total stock options outstanding at September 30, 2007, 9,042,270 are vested or expected to vest in the future net of expected cancellations and forfeitures of 290,252. The intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006, amounted to $27.2 million and $2.7 million, respectively.

As of September 30, 2007, the total remaining unrecognized compensation cost related to unvested stock options amounted to $26.5 million, which will be amortized over the weighted-average remaining requisite service period of two years.

Restricted Stock

The following table summarizes information about restricted stock activity for the nine months ended September 30, 2007:

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at January 1, 2007	94,666	$32.36
Granted	383,500	39.03
Vested	(89,333)	31.96
Forfeited	(7,383)	39.15

Unvested at September 30, 2007	381,450	$39.03

As of September 30, 2007, the total remaining unrecognized compensation cost related to restricted stock amounted to $13.8 million, which will be amortized over the weighted-average remaining requisite service period of 3.7 years.

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

The Company’s comprehensive income is the same as reported net income for the three and nine-month periods ended September 30, 2007 and September 30, 2006.

Note 8. Subsequent Event

On October 31, 2007, the Company completed the sale of $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures will pay interest semi-annually at a rate of 2.75 percent per year. The Series Debentures are unsecured and unsubordinated obligations and will be convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of the Company’s common stock or in a combination of cash and shares of common stock, at the Company’s option. The initial base conversion rate for the Debentures is 19.5044 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to an initial base conversion price of approximately $51.27 per share. In addition, if at the time of conversion the applicable price of the Company’s common stock exceeds the base conversion price, holders of the Series A Debentures and Series B Debentures will receive an additional number of shares of common stock per $1,000 principal amount of the Debentures, as determined pursuant to a specified formula. The Company will have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require the Company to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on certain specified dates.

Concurrently with the sale of the Series Debentures, the Company acquired 4,461,700 shares of its common stock for $150.0 million and may use additional proceeds from the sale of the Series Debentures for further stock repurchases. The Company intends to use any remaining proceeds to fund selective business acquisitions and for general corporate purposes, including the repayment of debt or other obligations.

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

Congress is currently considering legislation that would reduce payments in certain circumstances for continuous use of oxygen equipment by Medicare beneficiaries. Specifically, on August 1, 2007, the United States House of Representatives (the “House”) passed H.R. 3162 (entitled “Children’s Health and Medicare Protection Act of 2007”) which contains a provision that would reduce the 36-month rental period for stationary oxygen equipment to 18 months. Comparable legislation in the United States Senate, as represented by S.AMDT.2530 (entitled “A bill to amend title XXI of the Social Security Act to reauthorize the State Children’s Health Insurance Program, and for other purposes”) and which passed on August 2, 2007, contains no reductions in Medicare payment for oxygen equipment. The final legislation passed by Congress (as represented by H.R. 976, the “Children’s Health Insurance Program Reauthorization Act of 2007”) is very similar to the narrower Senate bill in that it does not contain reductions in Medicare payment for oxygen equipment. However, H.R. 976 was vetoed by President George W. Bush on October 3, 2007 and subsequent override votes have subsequently failed in Congress. It is anticipated that future legislation to be considered later this year will include changes to the Medicare program. It is possible that reimbursement changes for oxygen equipment could be considered at that time. Further reduction in Medicare reimbursement for oxygen equipment could have a material adverse effect on the Company’s net revenues, operating income, cash flows and financial position.

On November 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) published rule CMS-1304-F, describing the Medicare regulations, as interpreted by CMS, required to implement the DRA oxygen provisions. The rule codifies the new payment methodology and related provisions with respect to oxygen, including, but not limited to, defining the 36-month capped rental period of continuous use, transfer of title, payment for oxygen contents for beneficiary-owned oxygen equipment, payment for maintenance and servicing of oxygen equipment and procedures for replacement of beneficiary-owned equipment. The DRA oxygen provisions and related regulations represent a fundamental change in the Medicare payment system for oxygen. These provisions are complex, and are expected to result in profound changes in the provider-customer relationship for oxygen equipment and related services. The Company is evaluating the potential impact of the DRA oxygen provisions on its business and believes that the 36-month rental cap will have a material adverse impact on the Company’s net revenues, operating income, cash flows and financial position when it takes effect in 2009 and beyond.

Included in rule CMS-1304-F are changes to the Medicare payment rates for oxygen and oxygen equipment that took effect on January 1, 2007. CMS is exercising its authority under the Balanced Budget Act of 1997 (“BBA”) to establish separate classes and monthly payment rates for oxygen. The rule establishes a new class and monthly payment amount for oxygen-generating portable equipment (“OGPE”), which includes oxygen transfilling equipment and portable oxygen concentrators. An OGPE add-on payment, applicable during the 36-month rental period, will be made for these systems in the amount of $51.63. Payments for the new OGPE add-on began on January 1, 2007 for new and existing oxygen users. CMS is also increasing the monthly payment amounts for portable oxygen contents for beneficiary-owned liquid or gaseous oxygen equipment from approximately $20.77 to $77.45. The increase in payments for portable oxygen contents became effective on January 1, 2007 for new and existing oxygen users. The BBA requires these changes to be budget neutral, and accordingly, CMS reduced other Medicare oxygen payment rates beginning in 2007. As a result, the monthly payment amount for stationary oxygen equipment will decrease each year in order to offset the anticipated increase in Medicare spending for OGPE and oxygen contents. For 2007 and 2008, the payment rate for stationary oxygen equipment was reduced to $198.40, which is expected to reduce our net revenues and operating income by approximately $6.0 million annually. According to CMS, the projected rates for 2009 and 2010 are $193.21 and $189.39, respectively. Budget neutrality requires that Medicare’s total spending for all modalities of oxygen equipment, including contents, be the same under the proposed changes as it would be without the changes. CMS’ budget neutral calculations were based on an assumption that five percent of oxygen users will shift to OGPE equipment. CMS will revise payment rates in future years under the methodology specified in the rule based on actual OGPE use and updated data on the distribution of beneficiaries using oxygen equipment. To the extent that the Company’s distribution of oxygen equipment and oxygen contents in future years mirrors that of the overall Medicare market, these future payment rate revisions would not be expected to have a significant effect on the overall level of reimbursement for the Company’s oxygen business.

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

MMA contains provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. Among other things, MMA:

(1)

Significantly reduced reimbursement for inhalation drug therapies. Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered drugs, including the inhalation drugs that we provide, was limited to 95 percent of the published average wholesale price (“AWP”) for the drug. MMA established new payment limits and procedures for drugs reimbursed under Medicare Part B. Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries are reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in MMA. Implementation of the ASP-based reimbursement formula resulted in a dramatic reduction in payment rates for inhalation drugs. We can not determine whether quarterly updates in ASP pricing data submitted by drug manufacturers and adopted by CMS will continue to result in ongoing reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on our business in the future. We can also not predict whether Congress would adopt changes to the ASP pricing methodology that would result in further reductions to inhalation drug payment rates. Such payment adjustments could have a material adverse effect on our financial position and operating results.

(2)	Establishes a competitive acquisition program for DME beginning in 2007. MMA instructs CMS to establish and implement programs under which competitive acquisition areas will be established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. The program will be implemented in phases such that competition under the program will occur in ten of the largest metropolitan statistical areas (“MSAs”) in 2008, 80 of the largest MSAs in 2009, and additional areas after 2009. Items selected for competitive acquisition will be phased in first among the highest cost and highest volume items and services or those items and services that CMS determines have the largest savings potential. In carrying out such programs, CMS may exempt rural areas and areas with low-population density within urban areas that are not competitive, unless there is a significant national market through mail order for a particular item or service.

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

On April 2, 2007, CMS issued rule CMS-1270-F implementing the competitive bidding program in ten of the largest MSA’s across the country, applying initially to ten categories of DME and medical supplies. CMS began the bidding process in late April, and expects to announce winning suppliers early next year and to have payments under the program go into effect in July 2008. We can not predict the outcome of the competitive bidding program on our business nor the Medicare payment rates that will be in effect in 2008 and beyond for the items subjected to competitive bidding.

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

On December 20, 2006, CMS initiated a national coverage determination process for certain nebulized inhalation drugs used in the treatment of lung diseases. National coverage determinations are determinations by CMS with respect to whether or not a particular item or service is covered nationally by the Medicare program. Included in the coverage review process were two commonly prescribed inhalation drugs, Xopenex®1 and DuoNeb®2 . On June 20, 2007, CMS announced that, after examining the available medical evidence, no national coverage determination for these inhalation drugs is appropriate at this time. CMS concluded that the current medical literature does not provide sufficient evidence on which to base a national coverage determination. CMS indicated that any coverage decisions with respect to these medications should be made by local contractors through local coverage determination processes or case-by-case adjudication. The Company can not predict whether the local carriers, or DME MACs, will undertake a separate process

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

Operating Results

The following table sets forth for the periods indicated a summary of the Company’s net revenues by source:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Oxygen and other respiratory therapy	$375,561	$329,730	$1,090,568	$957,316
Home medical equipment and other	32,591	28,283	93,126	84,415

Total	$408,152	$358,013	$1,183,694	$1,041,731

Net revenues for the three months ended September 30, 2007, increased by $50.1 million (or 14.0%) compared with the three months ended September 30, 2006, and for the nine months ended September 30, 2007, increased $142.0 million (or 13.6%) compared with the nine months ended September 30, 2006. The 14.0% increase in net revenues in the three-month period was comprised of 12.1% internal growth and 3.0% acquisition growth partially offset by Medicare price changes taking effect in 2007 (see “Medicare Reimbursement”). The 13.6% increase in net revenues in the nine-month period was comprised of 10.8% internal growth and 4.0% acquisition growth partially offset by Medicare price changes taking effect in 2007. The internal growth in net revenues is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions. During the nine months ended September 30, 2007, the Company did not acquire the business or assets of any companies. During the nine months ended September 30, 2006, the Company acquired certain assets of eight companies with aggregate annual revenues of approximately $19.7 million. The aggregate cost of those acquisitions was $33.2 million.

The contribution of oxygen and other respiratory therapy products to our net revenues was 92.0% and 92.1%, respectively, during the three and nine months ended September 30, 2007. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of goods and services as a percentage of net revenues increased to 24.8% and 24.5%, respectively, for the three and nine months ended September 30, 2007, compared with 22.5% and 22.4% for the comparable prior year periods. The increase in cost of goods and services in 2007 is attributable primarily to an increase in drug purchasing costs due to a product mix shift away from compounded to higher cost commercially-available products in our inhalation drug business as a result of a determination by CMS to eliminate Medicare coverage of compounded medications as of July 1, 2007. Also contributing to higher cost of goods and services were increased sales of medical supplies and nutritional products to pediatric customers of a pediatric respiratory provider acquired in the fourth quarter of 2006. We also experienced significant growth in our sleep therapy product lines during the first nine months of 2007 compared with the first nine months of 2006, which generally carry a lower gross margin than other products we provide.

Cost of goods and services for the three and nine-month periods includes the cost of equipment (excluding depreciation of $20.6 million and $58.9 million in 2007 and $17.2 million and $50.4 million in 2006, respectively), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $11.7 million and $36.3 million for the three and nine-month periods of 2007 and approximately $12.0 million and $37.2 million for the three and nine-month periods of 2006, respectively. Included in cost of goods and services in the three and nine months ended September 30, 2007 are salary and related expenses of pharmacists and pharmacy technicians of $2.5 million and $7.7 million, respectively. Such salary and related expenses for the three and nine months ended September 30, 2006, were $2.5 million and $7.3 million, respectively.

Operating expenses as a percentage of net revenues were 22.4% and 23.1%, respectively, for the three and nine months ended September 30, 2007, compared with 23.6% and 23.5%, respectively, for the comparable prior year periods. Operating expenses for the three and nine months ended September 30, 2007, increased by $7.1 million, or 8.4%, and $27.7 million, or 11.3%, respectively, over the prior year periods. Contributing to the increase in operating expenses during the first nine months of 2007 were higher payroll and related costs, increased freight charges as a result of gains in customer shipment volumes in our drug and sleep accessory product lines and higher vehicle related expenses.

The Company manages over 1,000 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable and discretionary clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

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

Operating Expenses (in thousands)	Three Months Ended September 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Salary and related	$57,655	$52,803	$173,822	$153,204
Facilities	14,191	12,806	41,553	38,457
Vehicles	11,514	11,017	33,466	30,621
General supplies/miscellaneous	8,098	7,772	24,098	22,991

Total	$91,458	$84,398	$272,939	$245,273

Included in operating expenses during the three and nine months ended September 30, 2007 are salary and related expenses for Service Reps in the amount of $25.0 million and $74.5 million, respectively. Such salary and related expenses for the three and nine months ended September 30, 2006 were $22.6 million and $66.2 million, respectively.

Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues were 19.6% and 20.0%, respectively, for the three and nine months ended September 30, 2007, compared with 20.5% and 20.9%, respectively, for the comparable prior year periods. SG&A expenses for the three and nine months ended September 30, 2007 increased by $6.8 million, or 9.3%, and $18.8 million, or 8.7%, respectively, over the prior year periods. Contributing to the increase in SG&A expenses in 2007 were higher payroll costs included in selling expenses and higher liability insurance expenses, partially offset by cost controls at our administrative, field overhead and billing office locations and lower stock-based compensation expense.

SG&A expenses include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and nine months ended September 30, 2007 are salary and related expenses of $56.6 million and $169.0 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $15.6 million and $47.0 million during the respective periods. Included in SG&A during the three and nine months ended September 30, 2006 are salary and related expenses of $53.6 million and $153.1 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $13.7 million and $40.1 million during the respective periods. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Included in depreciation expense in the three and nine months ended September 30, 2007 is depreciation of patient service equipment of $20.6 million and $58.9 million, respectively, and depreciation of other property and equipment of $9.3 million and $24.6 million, respectively. Included in depreciation expense in the three and nine months ended September 30, 2006 is depreciation of patient service equipment of $17.2 million and $50.4 million, respectively, and depreciation of other property and equipment of $7.5 million and $23.5 million, respectively. The increase in depreciation expense in the three and nine months ended September 30, 2007 compared with the prior year periods is attributed to a reduction in the estimated useful lives of certain DME equipment subject to new Medicare capped rental arrangements (see “Medicare Reimbursement”) and increased purchases of medical and other equipment necessary to support the growth in the Company’s customer base during 2007.

Operating income for the three and nine months ended September 30, 2007, was $99.1 million (24.3% of net revenues) and $283.6 million (24.0% of net revenues), respectively, compared with $89.1 million (24.9% of net revenues) and $255.4 million (24.5% of net revenues), respectively, for the comparable prior year periods. The increase in operating income in the three and nine-month periods ended September 30, 2007 is attributable primarily to revenue growth from increases in customer volumes offset by higher costs and expenses as noted above.

Liquidity and Capital Resources

Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operational needs, capital expenditures, acquisitions, debt service and share repurchases.

Net cash provided by operating activities increased by 35.0% to $305.2 million for the nine months ended September 30, 2007, compared with $226.0 million for the nine months ended September 30, 2006. The increase in net cash from operating activities was due primarily to an increase in net income and increases in depreciation, accrued expenses, accounts payable and income taxes payable.

Net cash used in investing and financing activities was $310.1 million for the nine months ended September 30, 2007. Activity during the nine-month period ended September 30, 2007 included our net investment in capital equipment of $95.8 million, payments of principal on debt of $143.0 million and repurchases of our common stock of $300.0 million offset by proceeds from issuance of debt of $205.4 million and proceeds from the exercise of stock options and issuance of common shares of $35.1 million.

As of September 30, 2007, our principal sources of liquidity consisted of $20.2 million of cash and equivalents, $15.8 million of short-term investments and $238.5 million available under our revolving bank credit facility.

On February 14, 2006, our Board of Directors authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. During the nine months ended September 30, 2007, the Company repurchased and retired 7,658,255 shares for $300.0 million pursuant to the repurchase plan. The share repurchases were all made during the first and third quarters of this year and were funded from the Company’s revolving credit facility and cash provided by operating activities. On October 23, 2007, our Board of Directors amended the share repurchase formula as of such date. Had the new formula been effective as of September 30, 2007 and assuming completion of the sale of $550.0 million of convertible debentures (see below), $572.9 million of the Company’s common stock would have been eligible for repurchase in accordance with the amended formula.

On October 31, 2007, the Company completed the sale of $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures will pay interest semi-annually at a rate of 2.75 percent per year. The Series Debentures are unsecured and unsubordinated obligations and will be convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of the Company’s common stock or in a combination of cash and shares of common stock, at the Company’s option. The initial base conversion rate for the Debentures is 19.5044 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to an initial base conversion price of approximately $51.27 per share. In addition, if at the time of conversion the applicable price of the Company’s common stock exceeds the base conversion price, holders of the Series A Debentures and Series B Debentures will receive an additional number of shares of common stock per $1,000 principal amount of the Debentures, as determined pursuant to a specified formula. The Company will have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require the Company to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on certain specified dates.

Concurrently with the sale of the Series Debentures, the Company acquired 4,461,700 shares of its common stock for $150.0 million and may use additional proceeds from the sale of the Series Debentures for further stock repurchases. The Company intends to use any remaining proceeds to fund selective business acquisitions and for general corporate purposes, including the repayment of debt or other obligations.

In June 2003, we completed the sale of $275.0 million aggregate principal amount of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) in a private placement. The Debentures are convertible into shares of our common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. The conversion rate is equivalent to a conversion price of approximately $53.33 per share of common stock. The Debentures are convertible into common stock in any calendar quarter if, among other circumstances, the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of our previous calendar quarter is greater than or equal to $64.00 (120% of the applicable conversion price per share of our common stock) on such last trading day. Interest on the Debentures is payable at the rate of 3.0% per annum on June 15 and December 15 of each year. The Debentures are senior unsecured obligations and will mature on June 15, 2033. The Debentures are redeemable by us on or after June 15, 2008 and may be put to us for repurchase on June 15, 2008, 2010, 2013, or 2018. Due to the right of the holders of the Debentures to put the securities to us for cash within one year of the September 30, 2007 balance sheet date, the Company reclassified the Debentures from a long-term obligation to a current liability on the balance sheet.

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

Accounts receivable balance concentrations by major payor category as of September 30, 2007 and December 31, 2006 were as follows:

Percentage of Accounts Receivable Outstanding:
	September 30, 2007	December 31, 2006
Medicare	37.0%	40.1%
Medicaid/Other Government	17.2%	12.5%
Private Insurance	36.2%	38.1%
Self-Pay	9.6%	9.3%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of September 30, 2007 and December 31, 2006 were as follows:

Percentage of Accounts Aged in Days:	September 30, 2007
	0-60	61-120	Over 120
Medicare	80.1%	9.6%	10.3%
Medicaid/Other Government	55.0%	20.9%	24.1%
Private Insurance	60.5%	14.6%	24.9%
Self-Pay	48.4%	24.2%	27.4%
All Payors	65.6%	14.8%	19.6%

Percentage of Accounts Aged in Days:	December 31, 2006
	0-60	61-120	Over 120
Medicare	80.3%	10.1%	9.6%
Medicaid/Other Government	65.6%	18.3%	16.1%
Private Insurance	61.6%	15.0%	23.4%
Self-Pay	53.8%	21.5%	24.7%
All Payors	68.9%	14.0%	17.1%

We operate 36 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of September 30, 2007, there were 1,293 full-time employees in the RBCOs. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within our proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that we can access to determine the status of individual claims. We have benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 68% of all payments received. We believe that our collection procedures contribute to our accounts receivable days sales outstanding (“DSO”) and bad debt expense being among the lowest in the industry, according to published industry data and public filings of some of our competitors.

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

Future Minimum Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under our revolving credit facility, Debentures, and Series Debentures as well as contractual lease payments for facility, vehicle, and equipment leases, deferred taxes and deferred acquisition obligations.

During the nine months ended September 30, 2007, the outstanding balance of the Company’s revolving credit facility increased $68.0 million, from $60.0 million to $128.0 million. The primary uses of these funds were the repurchase of the Company’s common stock as described in “Liquidity and Capital Resources” and other general corporate purposes.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which permits an entity to choose to measure certain financial instruments and other items at fair value at specified election dates. A company will report unrealized gains and losses in earnings on items for which the fair value option has been elected after adoption. The provisions of SFAS 159 are effective as of the beginning of the 2008 calendar year. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial condition, results of operations or cash flows.

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

Recent legislation, including DRA and MMA, contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. DRA contains provisions that will negatively impact reimbursement for oxygen equipment beginning in 2009 and DME items subject to capped rental payments beginning in 2007. MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of DME, including oxygen, beginning in 2005, freezes payment amounts for other covered DME items through 2007, establishes a competitive acquisition program for DME beginning in 2008, and implements quality standards and accreditation requirements for DME suppliers. The DRA and MMA provisions, when fully implemented, could materially and adversely affect our business, financial condition, operating results and cash flows. See “MEDICARE REIMBURSEMENT” for a full discussion of the DRA and MMA provisions.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE AND RENTAL OF MEDICARE-COVERED OXYGEN AND DME ITEMS, AND RECENT LEGISLATIVE ACTS IMPOSE SUBSTANTIAL CHANGES IN THE MEDICARE PAYMENT METHODOLOGIES AND REDUCTIONS IN THE MEDICARE PAYMENT AMOUNTS FOR THESE ITEMS. FURTHERMORE, LEGISLATIVE PROPOSALS CURRENTLY UNDER CONSIDERATION BY THE U.S. CONGRESS COULD IMPOSE EVEN DEEPER PAYMENT REDUCTIONS FOR MEDICARE-COVERED OXYGEN EQUIPMENT WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR NET REVENUES, OPERATING INCOME, CASH FLOWS AND FINANCIAL POSITION.

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

Congress is currently considering legislation that would reduce payments in certain circumstances for continuous use of oxygen equipment by Medicare beneficiaries. Specifically, on August 1, 2007, the United States House of Representatives (the “House”) passed H.R. 3162 (entitled “Children’s Health and Medicare Protection Act of 2007”) which contains a provision that would reduce the 36-month rental period for stationary oxygen equipment to 18 months. Comparable legislation in the United States Senate, as represented by S.AMDT.2530 (entitled “A bill to amend title XXI of the Social Security Act to reauthorize the State Children’s Health Insurance Program, and for other purposes”) and which passed on August 2, 2007, contains no reductions in Medicare payment for oxygen equipment. The final legislation passed by Congress (as represented by H.R. 976, the “Children’s Health Insurance Program Reauthorization Act of 2007”) is very similar to the narrower Senate bill in that it does not contain reductions in Medicare payment for oxygen equipment. However, H.R. 976 was vetoed by President George W. Bush on October 3, 2007 and subsequent override votes have subsequently failed in Congress. It is anticipated that future legislation to be considered later this year will include changes to the Medicare program. It is possible that reimbursement changes for oxygen equipment could be considered at that time. Further reduction in Medicare reimbursement for oxygen equipment could have a material adverse effect on the Company’s net revenues, operating income, cash flows and financial position.

On November 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) published rule CMS-1304-F, describing the Medicare regulations, as interpreted by CMS, required to implement the DRA oxygen provisions. The rule codifies the new payment methodology and related provisions with respect to oxygen, including, but not limited to, defining the 36-month capped rental period of continuous use, transfer of title, payment for oxygen contents for beneficiary-owned oxygen equipment, payment for maintenance and servicing of oxygen equipment and procedures for replacement of beneficiary-owned equipment. The DRA oxygen provisions and related regulations represent a fundamental change in the Medicare payment system for oxygen. These provisions are complex, and are expected to result in profound changes in the provider-customer relationship for oxygen equipment and related services. The Company is evaluating the potential impact of the DRA oxygen provisions on its business and believes that the 36-month rental cap will have a material adverse impact on the Company’s net revenues, operating income, cash flows and financial position when it takes effect in 2009 and beyond.

Included in rule CMS-1304-F are changes to the Medicare payment rates for oxygen and oxygen equipment that took effect on January 1, 2007. CMS is exercising its authority under the Balanced Budget Act of 1997 (“BBA”) to establish separate classes and monthly payment rates for oxygen. The rule establishes a new class and monthly payment amount for oxygen-generating portable equipment (“OGPE”), which includes oxygen transfilling equipment and portable oxygen concentrators. An OGPE add-on payment, applicable during the 36-month rental period, will be made for these systems in the amount of $51.63. Payments for the new OGPE add-on began on January 1, 2007 for new and existing oxygen users. CMS is also increasing the monthly payment amounts for portable oxygen contents for beneficiary-owned liquid or gaseous oxygen equipment from approximately $20.77 to $77.45. The increase in payments for portable oxygen contents became effective on January 1, 2007 for new and existing oxygen users. The BBA requires these changes to be budget neutral, and accordingly, CMS reduced other Medicare oxygen payment rates beginning in 2007. As a result, the monthly payment amount for stationary oxygen equipment will decrease each year in order to offset the anticipated increase in Medicare spending for OGPE and oxygen contents. For 2007 and 2008, the payment rate for stationary oxygen equipment was reduced to $198.40, which is expected to reduce our net revenues and operating income by approximately $6.0 million annually. According to CMS, the projected rates for 2009 and 2010 are $193.21 and $189.39, respectively. Budget neutrality requires that Medicare’s total spending for all modalities of oxygen equipment, including contents, be the same under the proposed changes as it would be without the changes. CMS’ budget neutral calculations were based on an assumption that five percent of oxygen users will shift to OGPE equipment. CMS will revise payment rates in future years under the methodology specified in the rule based on actual OGPE use and updated data on the distribution of beneficiaries using oxygen equipment. To the extent that the Company’s distribution of oxygen equipment and oxygen contents in future years mirrors that of the overall Medicare market, these future payment rate revisions would not be expected to have a significant effect on the overall level of reimbursement for our oxygen business.

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

Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered Part B drugs, including inhalation drugs that we provide, was limited to 95 percent of the published average wholesale price (“AWP”) for the drug. MMA established new payment limits and procedures for drugs reimbursed under Medicare Part B (See “MEDICARE REIMBURSEMENT”). Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries are reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in MMA. Implementation of the ASP-based formula resulted in a dramatic reduction in payment rates for inhalation drugs. We can not determine whether quarterly updates in ASP pricing data submitted by drug manufacturers and adopted by CMS will continue to result in ongoing reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on our business in the future. We can also not predict whether Congress would adopt changes to the ASP pricing methodology that would result in further reductions to inhalation drug payment rates. Such payment adjustments could have a material adverse effect on our financial position and operating results.

On December 20, 2006, CMS initiated a national coverage determination process for certain nebulized inhalation drugs used in the treatment of lung diseases. National coverage determinations are determinations by CMS with respect to whether or not a particular item or service is covered nationally by the Medicare program. Included in the coverage review process were two commonly prescribed inhalation drugs, Xopenex®3 and DuoNeb®4. On June 20, 2007, CMS announced that, after examining the available medical evidence, no national coverage determination for these inhalation drugs is appropriate at this time. CMS concluded that the current medical literature does not provide sufficient evidence on which to base a national coverage determination. CMS indicated that any coverage decisions with respect to these medications should be made by local contractors through local coverage determination processes or case-by-case adjudication. The Company can not predict whether the local carriers, or DME MACs, will undertake a separate process that would affect coverage for these drugs, either in aggregate or with respect to individual beneficiaries. Elimination of, or a significant reduction in, coverage by Medicare for either of these inhalation drugs could have a material adverse effect on our financial position and results of operations.

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

RECENT LEGISLATION ESTABLISHING A COMPETITIVE BIDDING PROCESS UNDER MEDICARE COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

Recent legislation (See “MEDICARE REIMBURSEMENT”) instructs CMS to establish and implement programs under which competitive acquisition areas will be established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. The program will be implemented in phases such that competition under the program will occur in ten of the largest MSAs in 2008, 80 of the largest MSAs in 2009, and additional areas after 2009. Items selected for competitive acquisition will be phased in first among the highest cost and highest volume items and services or those items and services that CMS determines have the largest savings potential. In carrying out such programs, CMS may exempt rural areas and areas with low-population density within urban areas that are not competitive, unless there is a significant national market through mail order for a particular item or service.

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

On April 2, 2007, CMS issued rule CMS-1270-F implementing the competitive bidding program in ten of the largest MSA’s across the country, applying initially to ten categories of DME and medical supplies. CMS began the bidding process in late April, and expects to announce winning suppliers early next year and to have payments under the program go into effect in July 2008. We can not predict the outcome of the competitive bidding program on our business nor the Medicare payment rates that will be in effect in 2008 and beyond for the items subjected to competitive bidding.

FUTURE REDUCTIONS IN REIMBURSEMENT RATES UNDER MEDICAID COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

Due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs, including funding for our equipment and services. These cuts have included, or may include, elimination or reduction of coverage for some or all of our equipment and services, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Approximately 7% of our customers are eligible for primary Medicaid benefits, and State Medicaid programs fund approximately 12% of our payments from primary and secondary insurance benefits. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for our equipment and services which, in turn, could have a material adverse effect on our financial position and operating results.

FUTURE REDUCTIONS IN REIMBURSEMENT RATES FROM PRIVATE PAYORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Payors such as private insurance companies and employers are under pressure to increase profitability and reduce costs. In response, certain payors are limiting coverage or reducing reimbursement rates for the equipment and services we provide. Approximately 21% of our customers and approximately 29% of our primary and secondary payments are derived from private payors. Continued financial pressures on these entities could lead to further reimbursement reductions for our equipment and services that could have a material adverse effect on our financial condition and operating results.

WE DEPEND UPON REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR A SIGNIFICANT MAJORITY OF OUR REVENUES, AND IF WE FAIL TO MANAGE THE COMPLEX AND LENGTHY REIMBURSEMENT PROCESS, OUR BUSINESS AND OPERATING RESULTS COULD SUFFER.

We derive a significant majority of our revenues from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Approximately 52% of our revenues are derived from Medicare, 29% from private insurance carriers, 12% from Medicaid and the balance directly from individual customers and commercial entities.

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

WE ARE SUBJECT TO A CORPORATE INTEGRITY AGREEMENT WITH THE OFFICE OF INSPECTOR GENERAL, AND IF WE FAIL TO COMPLY WITH THE TERMS OF THE CORPORATE INTEGRITY AGREEMENT, WE COULD SUFFER SEVERE CRIMINAL, CIVIL OR ADMINISTRATIVE SANCTIONS.

In May of 2006, we resolved several investigations by the Office of Inspector General and the U.S. Department of Justice. As part of the resolution, we entered into a five-year corporate integrity agreement with the Office of Inspector General. Violations of the terms of the corporate integrity agreement could result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

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

WE INTEND TO USE A SIGNIFICANT PORTION OF THE PROCEEDS FROM THE RECENT ISSUANCE OF $550 MILLION PRINCIPAL AMOUNT OF SERIES DEBENTURES (SEE NOTE 8 TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) TO REPURCHASE SHARES OF OUR COMMON STOCK AND USE THE REMAINING PROCEEDS TO MAKE SELECTIVE BUSINESS ACQUISITIONS AND FOR GENERAL CORPORATE PURPOSES, INCLUDING THE REPAYMENT OF DEBT OR OTHER OBLIGATIONS, WHICH COULD REDUCE OUR CASH RESERVES AVAILABLE FOR REPAYMENT OF THE SERIES DEBENTURES AND OUR OTHER OBLIGATIONS. IN ADDITION, OUR REPURCHASE OF COMMON STOCK MAY RAISE OR MAINTAIN THE MARKET PRICE OF OUR COMMON STOCK ABOVE INDEPENDENT MARKET LEVELS OR PREVENT OR RETARD A PERCENTAGE DECLINE IN THE MARKET PRICE OF OUR COMMON STOCK.

        We used approximately $150.0 million of the net proceeds from the issuance of the Series Debentures to acquire shares of our common stock, concurrently with the offering, and we may use additional proceeds of the offering for further stock repurchases. These purchases may raise or maintain the market price of our common stock above independent market levels or prevent or retard a percentage decline in the market price of our common stock. We intend to use any remaining proceeds from the issuance of the Series Debentures for general corporate purposes, which may include the repayment of debt or other obligations. Repurchases of our common stock, selective business acquisitions and general corporate purposes, including the repayment of debt or other obligations, could reduce our cash reserves available for repayment of our obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding our market risk.

Our revolving credit facility is subject to changing LIBOR-based interest rates. At September 30, 2007 and December 31, 2006, we had $128.0 million and $60.0 million outstanding, respectively, under the credit facility. Based on the $128.0 million balance outstanding at September 30, 2007, a 100 basis point change in LIBOR would result in an impact to income before income taxes of $1.3 million per year.

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

(b) Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Securities and Exchange Act of 1934, as amended) occurred during the fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2007, the Company repurchased approximately 0.7 million shares of its common stock in the open market.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
July 1, 2007 to July 31, 2007	0	$0.00	0	$135,866,000
August 1, 2007 to August 31, 2007	699,855	35.75	699,855	$159,655,000
September 1, 2007 to September 30, 2007	0	0.00	0	$174,564,000

Total	699,855	$35.75	699,855

On February 14, 2006, the Board authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. As of September 30, 2007, $174.6 million of common stock was eligible for repurchase in accordance with the formula. On October 23, 2007, the Board amended the share repurchase formula as of such date. Had the new formula been effective as of September 30, 2007 and assuming completion of the sale of $550.0 million of convertible debentures (see “Liquidity and Capital Resources”), $572.9 million of the Company’s common stock would have been eligible for repurchase in accordance with the amended formula.

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

LINCARE HOLDINGS INC.
Registrant

/s/ PAUL G. GABOS
Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer

November 9, 2007

INDEX OF EXHIBITS

Exhibit Number	Exhibit
3.10 (A)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.11 (A)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.20 (B)	Amended and Restated By-Laws of Lincare Holdings Inc.

4.10 (C)	Lincare Holdings Inc. Indenture dated as of June 11, 2003

4.20 (C)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003

4.30 (D)	Lincare Holdings Inc. Series A Indenture dated as of October 31, 2007

4.40 (D)	Lincare Holdings Inc. Series B Indenture dated as of October 31, 2007

4.50 (D)	Lincare Holdings Inc. Registration Rights Agreement dated as of October 31, 2007

4.60 (D)	First Amendment to Credit Agreement with Bank of America, N.A. as Agent and Calyon, New York Branch as Syndication Agent dated as of October 31, 2007

31.1	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

A	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.

B	Incorporated by reference to the Registrant’s Form 10-Q dated August 13, 2002.

C	Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.

D	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2007.

S-1