Form 10-K
period 2007-12-31
LINCARE HOLDINGS INC
filed 2008-02-27
CIK 882235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐   No  ☒

     The aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant, based on a $39.85 closing sale price of the common stock on June 29, 2007, as reported on the NASDAQ National Market System, was approximately $3,362,221,132.

     As of January 31, 2008, there were 73,189,060 outstanding shares of the registrant’s common stock, par value $.01, which is the only class of capital stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders of Lincare Holdings Inc., which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

Table of Contents

LINCARE HOLDINGS INC. AND SUBSIDIARIES
FORM 10-K
For The Year Ended December 31, 2007
INDEX

PART I

Item 1. Business

General

     Lincare Holdings Inc., together with its subsidiaries (“Lincare,” the “Company,” “we” or “our”), is one of the nation’s largest providers of oxygen and other respiratory therapy services to patients in the home. Our customers typically suffer from chronic obstructive pulmonary disease (“COPD”), such as emphysema, chronic bronchitis or asthma, and require supplemental oxygen or other respiratory therapy services in order to alleviate the symptoms and discomfort of respiratory dysfunction. Lincare currently serves nearly 700,000 customers in 47 states through 1,019 operating centers. Lincare Holdings Inc. is a Delaware corporation.

The Home Respiratory Market

     We estimate that the home respiratory market (including home oxygen equipment and respiratory therapy services) represents in excess of $6.0 billion in annual sales, with growth estimated at approximately 6% per year. This growth reflects the significant increase in the number of persons afflicted with COPD, which is largely attributable to the increasing proportion of the U.S. population over the age of 65 years. Growth in the home respiratory market is further driven by the continued trend toward treatment of patients in the home as a lower cost alternative to the acute care setting.

Business Strategy

     Our strategy is to increase our market share through internal growth and strategic business acquisitions. Lincare achieves internal growth in existing geographic markets through the addition of new customers and referral sources to our network of local operating centers. In addition, we expand into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when we believe such expansion will enhance our business. In 2007, Lincare acquired three local and regional companies with operations in multiple states. These acquisitions expanded our presence in states where we had existing locations.

     Revenue growth is dependent upon the overall growth rate of the home respiratory market and on our ability to increase market share through effective delivery of high quality equipment and services and selective business acquisitions. Continued cost containment efforts by government and private insurance reimbursement programs have created an increasingly competitive environment, accelerating consolidation trends within the home health care industry.

     We will continue our focus on providing oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our primary business. In 2007, oxygen and other respiratory therapy services accounted for approximately 92.1% of Lincare’s net revenues.

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

     Home Infusion Therapy. In certain geographic markets, Lincare provides a variety of home infusion therapies, including parenteral nutrition, intravenous antibiotic therapy, enteral nutrition, chemotherapy, dobutamine infusions, immunoglobulin (IVIG) therapy, continuous pain management and central catheter management.

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

     Each of our 1,019 operating centers is managed by a center manager who is responsible and accountable for the operating and financial performance of the center. Service and marketing functions are performed at the local operating level, while strategic development, financial control and operating policies are administered at the corporate level. Reporting mechanisms are in place at the operating center level to monitor performance and ensure field accountability.

     A team of area managers directly supervises individual operating center managers, serving as an additional mechanism for assessing and improving performance of our operations. Lincare’s operating centers are served by regional billing centers, which control all of our billing and reimbursement functions.

     MIS Systems. We believe that our proprietary management information systems are one of our key competitive advantages. The systems provide management with critical information on a timely basis to measure and evaluate performance levels company-wide. Management reviews monthly reports, including revenues and profitability by individual center, accounts receivable and cash collection performance, equipment controls and utilization, customer activity and manpower trends. We have an in-house staff of computer programmers, which enables us to continually enhance our computer systems in order to provide timely financial and operational information and to respond promptly to changes in reimbursement regulations and policies.

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

     Accounts Receivable Management. We derive a substantial majority of our revenue from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. The following table sets forth, for the periods indicated, the percentage of our revenues derived from different types of payors.

	Year Ended December 31,
Payors	2007	2006	2005
Medicare and Medicaid programs	64%	67%	67%
Private insurance	29	26	26
Direct payment	7	7	7
	100%	100%	100%

     Third-party reimbursement is a complicated process that involves submission of claims to multiple payors, each having its own specific claim requirements. To operate effectively in this environment, we have designed and implemented a proprietary computer system to decrease the time required for the submission and processing of third-party claims. Our systems are capable of tailoring the submission of claims to the specifications of individual payors. Our in-house information system capabilities also enable reimbursement or regulatory changes to be adjusted quickly. These features serve to decrease the processing time of claims for payment resulting in more rapid collection of accounts receivable.

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

     Sales activities are generally carried out by our full-time sales representatives located at our local operating centers with assistance from our center managers. In addition to communicating the high quality of our equipment and services, our sales representatives are trained to provide information concerning the benefits of home respiratory care. Sales representatives are often licensed respiratory therapists who are highly knowledgeable in the provision of supplemental oxygen and other respiratory therapies.

     Lincare primarily acquires new customers through referrals. Our principal sources of referrals are physicians, hospital discharge planners, prepaid health plans, clinical case managers and nursing agencies. Our sales representatives maintain continual contact with these medical professionals.

     Lincare’s referral sources recognize our reputation for providing high-quality equipment and service and have historically provided a steady flow of customers. While we view our referral sources as fundamental to our business, no single referral source accounts for more than one percent of our revenues. Lincare has nearly 700,000 active customers, and the loss of any single referral source, customer or group of customers would not materially impact our business.

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

Acquisitions

     In 2007, we acquired certain operating assets of three companies with operations in multiple states, resulting in the addition of one new operating center.

     In 2006, we acquired certain operating assets of 10 companies with operations in multiple states, resulting in the addition of 48 new operating centers.

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

     Home respiratory companies compete primarily on the basis of service, not pricing, since reimbursement levels are established by fee schedules promulgated by Medicare or Medicaid or by the individual determinations of private insurance companies. Furthermore, marketing efforts by home respiratory companies are typically directed toward referral sources that generally do not share financial responsibility for the payment of services provided to customers. The relationships between a home respiratory company and its customers and referral sources are highly personal. There is no compelling incentive for either physicians or the patients to alter the relationship, so long as the home respiratory company is providing responsive, professional and high quality service.

Medicare Reimbursement

     As a provider of home oxygen and other respiratory therapy services to the home health care market, we participate in Medicare Part B, the Supplementary Medical Insurance Program, which was established by the Social Security Act of 1965. Providers of home oxygen and other respiratory therapy services have historically been heavily dependent on Medicare reimbursement due to the high proportion of elderly persons suffering from respiratory disease. Durable medical equipment (“DME”), including oxygen equipment, is traditionally reimbursed by Medicare based on fixed fee schedules.

     Recent legislation, including the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. The SCHIP Extension Act will reduce Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. DRA contains provisions that will negatively impact reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning in 2007. MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of DME, including oxygen, beginning in 2005, froze payment amounts for other covered DME items through 2007, established a competitive acquisition program for DME beginning in 2008, and implemented quality standards and accreditation requirements for DME suppliers. The SCHIP Extension Act, DRA and MMA provisions, when fully implemented, could materially and adversely affect our business, financial condition, operating results and cash flows.

     On December 29, 2007, the SCHIP Extension Act became law. The SCHIP Extension Act further reduces Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The SCHIP Extension Act requires the Centers for Medicare and Medicaid Services (“CMS”) to adjust the methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted average selling prices (“ASP”) based on actual sales volumes rather than average sales prices. When implemented on April 1, 2008, the new calculation methodology is expected to result in lower reimbursement amounts for inhalation drugs. The SCHIP Extension Act also specifically lowers reimbursement for the inhalation drug albuterol sulfate. The Congressional Budget Office (“CBO”) estimates that the provisions of the SCHIP Extension Act affecting Part B drug reimbursement will result in reductions in aggregate Medicare outlays for such drugs of $1.0 billion over five years and $2.6 billion over 10 years. CMS is expected to announce in March 2008 the payment rates to be in effect for the second quarter of 2008 under the new methodology. We can not determine the impact of such payment reductions on the Company’s business until CMS publishes the new quarterly reimbursement amounts for each specific inhalation drug provided by the Company. We can also not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on our business in the future.

     On February 1, 2006, Congress passed the DRA legislation. DRA contains provisions that will impact reimbursement for oxygen equipment and DME in 2007 and beyond. DRA changes the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment (including portable oxygen equipment) may not extend over a period of continuous use of longer than 36 months. On the first day that begins after the 36th continuous month during which payment is made for the oxygen equipment, the supplier would transfer title of the equipment to the beneficiary. Separate payments for oxygen contents would continue to be made for the period of medical need beyond the 36th month. According to the legislation, additional payments for maintenance and service of the oxygen equipment would be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology will impact our net revenues is January 2009.

     Throughout the second half of 2007, Congress was considering legislation that would have included further reductions in payment amounts for certain classes of oxygen equipment. The resulting legislation, the SCHIP Extension Act, temporarily addressed a number of Medicare program issues. However, the SCHIP Extension Act did not contain any provisions affecting Medicare reimbursement for oxygen equipment. The SCHIP Extension Act prevents a 10.1 percent reduction in Medicare physician payments that was scheduled for 2008 and gives physicians a 0.5 percent increase through June 30, 2008. The 10.1 percent reduction in Medicare physician payments is driven by the statutory sustainable growth rate (“SGR”) formula, which is intended to control the growth in aggregate Medicare expenditures for physician services. The 109th session of Congress previously passed similar legislation to avert a reduction in Medicare physician payments in 2007. It is anticipated that Congress will revisit the issue of physician payment rates and other Medicare program issues in 2008 in an effort to extend SGR relief beyond June 30, 2008. It is possible that reimbursement changes for oxygen equipment could be reconsidered at that time. Additionally, the President’s 2008 fiscal year budget proposes a reduction in the maximum continuous oxygen equipment rental period from 36 months to 13 months. No further information on this proposal is available at this time and we cannot predict whether or not the proposal will be included in the final budget approved by Congress. Further reductions in Medicare reimbursement for oxygen equipment could have a material adverse effect on the Company’s net revenues, operating income, cash flows and financial position.

     On November 1, 2006, CMS published rule CMS-1304-F, describing the Medicare regulations, as interpreted by CMS, required to implement the DRA oxygen provisions. The rule codifies the new payment methodology and related provisions with respect to oxygen, including, but not limited to, defining the 36-month capped rental period of continuous use, transfer of title, payment for oxygen contents for beneficiary-owned oxygen equipment, payment for maintenance and servicing of oxygen equipment and procedures for replacement of beneficiary-owned equipment. The DRA oxygen provisions and related regulations represent a fundamental change in the Medicare payment system for oxygen. These provisions are complex, and are expected to result in profound changes in the provider-customer relationship for oxygen equipment and related services. The Company believes that the 36-month rental cap will have a material adverse impact on the Company’s net revenues, operating income, cash flows and financial position when it takes effect in 2009 and beyond.

     Included in rule CMS-1304-F are changes to the Medicare payment rates for oxygen and oxygen equipment that took effect on January 1, 2007. CMS is exercising its authority under the Balanced Budget Act of 1997 (“BBA”) to establish separate classes and monthly payment rates for oxygen. The rule establishes a new class and monthly payment amount for oxygen-generating portable equipment (“OGPE”), which includes oxygen transfilling equipment and portable oxygen concentrators. An OGPE add-on payment, applicable during the 36-month rental period, will be made for these systems in the amount of $51.63. Payments for the new OGPE add-on began on January 1, 2007 for new and existing oxygen users. CMS also increased the monthly payment amounts for portable oxygen contents for beneficiary-owned liquid or gaseous oxygen equipment from approximately $20.77 to $77.45. The increase in payments for portable oxygen contents became effective on January 1, 2007 for new and existing oxygen users. The BBA requires these changes to be budget neutral, and, accordingly, CMS reduced other

Medicare oxygen payment rates beginning in 2007. As a result, the monthly payment amount for stationary oxygen equipment is expected to change each year in order to offset the impact from changes in beneficiary utilization of OGPE equipment. For 2008, the payment rate for stationary oxygen equipment will increase from $198.40 to $199.28, which is expected to increase our net revenues and operating income by approximately $3.0 million in 2008. CMS previously published projected rates for 2008, 2009 and 2010 of $198.40, $193.21 and $189.39, respectively. CMS will revise payment rates in future years under the methodology specified in the rule based on actual OGPE use and updated data on the distribution of beneficiaries using oxygen equipment. To the extent that the Company’s distribution of oxygen equipment and oxygen contents in future years differs from that of the overall Medicare market, these future payment rate revisions may have a significant effect on the overall level of reimbursement for the Company’s oxygen business.

     DRA also changes the reimbursement methodology for items of DME in the capped rental payment category, including but not limited to such items as continuous positive airway pressure (“CPAP”) devices, certain respiratory assist devices, nebulizers, hospital beds and wheelchairs. For such items of DME, payment may not extend over a period of continuous use of longer than 13 months. The option for a supplier to retain ownership of the item after a 15-month rental period and receive semi-annual maintenance and service payments is eliminated. On the first day that begins after the 13th continuous month during which payment is made for the item, the supplier will transfer title of the item to the beneficiary. Additional payments for maintenance and service of the item will be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The DME capped rental provisions contained in DRA applied to items furnished for which the first rental month occurred on or after January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was February 2007.

     Included in rule CMS-1304-F is a discussion of the Medicare regulations, as interpreted by CMS, necessary to implement the DME capped rental changes contained in the DRA. In addition, on January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices will cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date count toward the 13-month cap. Accordingly, the first month in which the new payment methodology impacted our net revenues was May 2007. The Company estimates that the capped rental changes to DME and RADs reduced the Company’s net revenues and operating income by approximately $11.4 million in 2007 and will reduce net revenues and operating income in 2008 by approximately $22.1 million. In addition, the transfer of ownership provisions affecting Medicare capped rental equipment resulted in a reduction in the estimated useful lives of such equipment beginning in 2006 and a corresponding increase in depreciation expense. The Company will continue to evaluate its estimates of useful lives based on its experience with ownership transfers of capped rental equipment in future periods, which may result in further increases in depreciation expense in the future.

     On December 8, 2003, MMA was signed into law. The MMA legislation contains provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. Among other things, MMA:

(1)	Significantly reduced reimbursement for inhalation drug therapies. Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered drugs, including the inhalation drugs that we provide, was limited to 95 percent of the published average wholesale price (“AWP”) for the drug. MMA established new payment limits and procedures for drugs reimbursed under Medicare Part B. Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries are reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in MMA. Implementation of the ASP-based reimbursement formula resulted in a dramatic reduction in payment rates for inhalation drugs. We can not determine whether quarterly updates in ASP pricing data submitted by drug manufacturers and adopted by CMS will continue to result in ongoing reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on our business in the future. We can also not predict the impact on our business of changes to the ASP pricing methodology as required by the SCHIP Extension Act that would result in further reductions to inhalation drug payment rates. Such payment adjustments could have a material adverse effect on our financial position and operating results.

(2)	Establishes a competitive acquisition program for DME beginning in 2008. MMA instructs CMS to establish and implement programs under which competitive acquisition areas will be established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. The program will be implemented in phases such that competition under the program will occur in ten of the largest metropolitan statistical areas (“MSAs”) in 2008, 80 of the largest MSAs in 2009, and additional areas after 2009. Items selected for competitive acquisition will be phased in first among the highest cost and highest volume items and services or those items and services that CMS determines have the largest savings potential. In carrying out such programs, CMS may exempt rural areas and areas with low-population density within urban areas that are not competitive, unless there is a significant national market through mail order for a particular item or service.

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

On April 2, 2007, CMS issued rule CMS-1270-F implementing the competitive bidding program in ten of the largest MSAs across the country, applying initially to ten categories of DME and medical supplies. CMS concluded the bidding process for the first round of MSAs in September 2007, and expects to announce winning suppliers early this year and to have payments under the program go into effect in July 2008. CMS expects to begin soliciting bids for the second round of 70 MSAs in the summer of 2008. We can not predict the outcome of the competitive bidding program on our business nor the Medicare payment rates that will be in effect in 2008 and beyond for the items subjected to competitive bidding.

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

Employees

     As of December 31, 2007, we had 9,450 employees. None of our employees are covered by collective bargaining agreements. We believe that the relations between our management and employees are good.

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

     As a provider of home oxygen and other respiratory therapy services for the home health care market, we have historically depended heavily on Medicare reimbursement as a result of the high proportion of elderly persons suffering from respiratory disease. Medicare Part B, the Supplementary Medical Insurance Program, provides coverage to eligible beneficiaries for DME, such as oxygen equipment, respiratory assistance devices, continuous positive airway pressure devices, nebulizers and associated inhalation medications, hospital beds and wheelchairs for the home setting. Approximately 70 percent of our customers have primary coverage under Medicare Part B. There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical equipment and services. Medicare reimbursement is subject to statutory and regulatory changes, retroactive rate adjustments, administrative and executive orders and governmental funding restrictions, all of which could materially decrease payments to us for the services and equipment we provide.

     Recent legislation, including the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. The SCHIP Extension Act will reduce Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. DRA contains provisions that will negatively impact reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning in 2007. MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of DME, including oxygen, beginning in 2005, froze payment amounts for other covered DME items through 2007, established a competitive acquisition program for DME beginning in 2008, and implemented quality standards and accreditation requirements for DME suppliers. The SCHIP Extension Act, DRA and MMA provisions, when fully implemented, could materially and adversely affect our business, financial condition, operating results and cash flows. See “MEDICARE REIMBURSEMENT” for a full discussion of the SCHIP Extension Act, DRA and MMA provisions.

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

     Throughout the second half of 2007, Congress was considering legislation that would have included further reductions in payment amounts for certain classes of oxygen equipment. The resulting legislation, the SCHIP Extension Act, was signed into law by the President of the United States on December 29, 2007, and temporarily addressed a number of Medicare program issues. However, the SCHIP Extension Act did not contain any provisions affecting Medicare reimbursement for oxygen equipment. The SCHIP Extension Act suspended a 10.1% reduction in Medicare physician payments that was scheduled for 2008 and gave physicians a 0.5% increase through June 30, 2008. The 10.1% reduction in Medicare physician payments was driven by the statutory sustainable growth rate (“SGR”) formula, which is intended to control the growth in aggregate Medicare expenditures for physician services. The 109th session of Congress previously passed similar legislation to avert a reduction in Medicare physician payments in 2007. It is anticipated that Congress will revisit the issue of physician payment rates and other Medicare program issues in 2008 and consider whether to extend SGR relief beyond June 30, 2008. It is possible that reimbursement changes for oxygen equipment could be considered at that time. Additionally, the President’s 2008 fiscal year budget proposes a reduction in the maximum continuous oxygen equipment rental period from 36 months to 13 months. No further information on this proposal is available at this time and we cannot predict whether or not the proposal will be included in the final budget approved by Congress. Further reductions in Medicare reimbursement for oxygen equipment could have a material adverse effect on the Company’s net revenues, operating income, cash flows and financial position.

     On November 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) published rule CMS-1304-F, describing the Medicare regulations, as interpreted by CMS, required to implement the DRA oxygen provisions. The rule codified the new payment methodology and related provisions with respect to oxygen, including, but not limited to, defining the 36-month capped rental period of continuous use, transfer of title, payment for oxygen contents for beneficiary-owned oxygen equipment, payment for maintenance and servicing of oxygen equipment and procedures for replacement of beneficiary-owned equipment. The DRA oxygen provisions and related regulations represented a fundamental change in the Medicare payment system for oxygen. These provisions are complex, and are expected to result in profound changes in the provider-customer relationship for oxygen equipment and related services. The Company believes that the 36-month rental cap will have a material adverse impact on the Company’s net revenues, operating income, cash flows and financial position when it takes effect in 2009 and beyond.

     Included in rule CMS-1304-F are changes to the Medicare payment rates for oxygen and oxygen equipment that took effect on January 1, 2007. CMS is exercising its authority under the Balanced Budget Act of 1997 (“BBA”) to establish separate classes and monthly payment rates for oxygen. The rule establishes a new class and monthly payment amount for oxygen-generating portable equipment (“OGPE”), which includes oxygen transfilling equipment and portable oxygen concentrators. An OGPE add-on payment, applicable during the 36-month rental period, will be made for these systems in the amount of $51.63. Payments for the new OGPE add-on began on January 1, 2007 for new and existing oxygen users. CMS also increased the monthly payment amounts for portable oxygen contents for beneficiary-owned liquid or gaseous oxygen equipment from approximately $20.77 to $77.45. The increase in payments for portable oxygen contents became effective on January 1, 2007 for new and existing oxygen users. The BBA requires these changes to be budget neutral, and, accordingly, CMS reduced other Medicare oxygen payment rates beginning in 2007. As a result, the monthly payment amount for stationary oxygen equipment is expected to change each year in order to offset the impact from changes in beneficiary utilization of OGPE equipment. For 2008, the payment rate for stationary oxygen equipment will increase from $198.40 to $199.28, which is expected to increase our net revenues and operating income by approximately $3.0 million in 2008. CMS previously published projected rates for 2008, 2009 and 2010 of $198.40, $193.21 and $189.39, respectively. CMS will revise payment rates in future years under the methodology specified in the rule based on actual OGPE use and updated data on the distribution of beneficiaries using oxygen equipment. To the extent that the Company’s distribution of oxygen equipment and oxygen contents in future years differs from that of the overall Medicare market, these future payment rate revisions may have a significant effect on the overall level of reimbursement for the Company’s oxygen business.

     DRA also changes the reimbursement methodology for items of DME in the capped rental payment category, including but not limited to such items as continuous positive airway pressure (“CPAP”) devices, certain respiratory assist devices, nebulizers, hospital beds and wheelchairs. For such items of DME, payment may not extend over a period of continuous use of longer than 13 months. The option for a supplier to retain ownership of the item after a 15-month rental period and receive semi-annual maintenance and service payments is eliminated. On the first day that begins after the 13th continuous month during which payment is made for the item, the supplier will transfer title of the item to the beneficiary. Additional payments for maintenance and service of the item will be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The DME capped rental provisions contained in DRA applied to items furnished for which the first rental month occurred on or after January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was February 2007.

     Included in rule CMS-1304-F is a discussion of the Medicare regulations, as interpreted by CMS, necessary to implement the DME capped rental changes contained in the DRA. In addition, on January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices will cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date count toward the 13-month cap. Accordingly, the first month is which the new payment methodology impacted our net revenues was May 2007. The Company estimates that the capped rental changes to DME and RADs reduced the Company’s net revenues and operating income by approximately $11.4 million in 2007 and will reduce net revenues and operating income in 2008 by approximately $22.1 million. In addition, the transfer of ownership provisions affecting Medicare capped rental equipment resulted in a reduction in the estimated useful lives of such equipment beginning in 2006 and a corresponding increase in depreciation expense. The Company will continue to evaluate its estimates of useful lives based on its experience with ownership transfers of capped rental equipment in future periods, which may result in further increases in depreciation expense in the future.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED RESPIRATORY MEDICATIONS, AND RECENT LEGISLATION IMPOSED SIGNIFICANT REDUCTIONS IN MEDICARE REIMBURSEMENT FOR SUCH INHALATION DRUGS.

     Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered Part B drugs, including inhalation drugs that we provide, was limited to 95 percent of the published average wholesale price (“AWP”) for the drug. MMA established new payment limits and procedures for drugs reimbursed under Medicare Part B (See “MEDICARE REIMBURSEMENT”). Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries were reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in MMA. Implementation of the ASP-based formula resulted in a dramatic reduction in payment rates for inhalation drugs in 2005 and beyond.

     Recently enacted legislation will further affect Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The SCHIP Extension Act requires CMS to adjust the ASP calculation methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted ASPs based on actual sales volume rather than average sales price. When implemented on April 1, 2008, the new calculation methodology is expected to result in lower reimbursement amounts for inhalation drugs. The SCHIP Extension Act also specifically lowers reimbursement for the inhalation drug albuterol sulfate. The Congressional Budget Office (“CBO”) estimates that the provisions of the SCHIP Extension Act affecting Part B drug reimbursement will result in reductions in aggregate Medicare outlays for such drugs of $1.0 billion over five years and $2.6 billion over 10 years. CMS is expected to announce in March 2008 the payment rates to be in effect for the second quarter of 2008 under the new methodology. We can not determine the impact of such payment reductions on the Company’s business until CMS publishes the new quarterly reimbursement amounts for each specific inhalation drug provided by the Company. We can also not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on our business in the future.

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

RECENT LEGISLATION ESTABLISHING A COMPETITIVE BIDDING PROCESS UNDER MEDICARE COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

     Recent legislation instructs CMS to establish and implement programs under which competitive acquisition areas will be established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment (See “MEDICARE REIMBURSEMENT”). The program will be implemented in phases such that competition under the program will occur in ten of the largest MSAs in 2008, 80 of the largest MSAs in 2009, and additional areas after 2009. Items selected for competitive acquisition will be phased in first among the highest cost and highest volume items and services or those items and services that CMS determines have the largest savings potential. In carrying out such programs, CMS may exempt rural areas and areas with low-population density within urban areas that are not competitive, unless there is a significant national market through mail order for a particular item or service.

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

     On April 2, 2007, CMS issued rule CMS-1270-F implementing the competitive bidding program in ten of the largest MSAs across the country, applying initially to ten categories of DME and medical supplies. CMS concluded the bidding process for the first round of MSAs in September 2007, and expects to announce winning suppliers early this year and to have payments under the program go into effect in July 2008. CMS expects to begin soliciting bids for the second round of 70 MSAs in the summer of 2008. We can not predict the outcome of the competitive bidding program on our business nor the Medicare payment rates that will be in effect in 2008 and beyond for the items subjected to competitive bidding.

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

FUTURE REDUCTIONS IN REIMBURSEMENT RATES FROM PRIVATE PAYORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OPERATING RESULTS.

     Payors such as private insurance companies and employers are under pressure to increase profitability and reduce costs. In response, certain payors are limiting coverage or reducing reimbursement rates for the equipment and services we provide. Approximately 22% of our customers and approximately 29% of our primary and secondary payments are derived from private payors. Continued financial pressures on these entities could lead to further reimbursement reductions for our equipment and services that could have a material adverse effect on our financial condition and operating results.

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

WE ARE SUBJECT TO A CORPORATE INTEGRITY AGEEMENT WITH THE OFFICE OF INSPECTOR GENERAL, AND IF WE FAIL TO COMPLY WITH THE TERMS OF THE CORPORATE INTEGRITY AGREEMENT, WE COULD SUFFER SEVERE CRIMINAL, CIVIL OR ADMINISTRATIVE SANCTIONS.

     We are subject to a five-year corporate integrity agreement with the Office of Inspector General that began in May 2006. Violations of the terms of the corporate integrity agreement could result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

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

     The implementation of an acquisition strategy entails certain risks, including inaccurate assessment of disclosed liabilities, the existence of undisclosed liabilities, regulatory compliance issues associated with the acquired business, entry into markets in which we may have limited or no experience, diversion of management’s attention and human resources from our underlying business, difficulties in integrating the operations of an acquired business or in realizing anticipated efficiencies and cost savings, failure to retain key management or operating personnel of the acquired business, and an increase in indebtedness and a limitation in the ability to access additional capital on favorable terms. The successful integration of an acquired business may be dependent on the size of the acquired business, condition of the customer billing records, and complexity of system conversions and execution of the integration plan by local management. If we do not successfully integrate the acquired business, the acquisition could fail to achieve its expected revenue contribution or there could be delays in the billing and collection of claims for services rendered to customers, which may have a material adverse effect on our financial position and operating results.

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

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     Lincare owns its headquarters facility located in Clearwater, Florida and two of its 1,019 operating center locations. Lincare’s other 1,017 operating center locations are leased from unrelated third parties. Each operating center is a combination warehouse and office, with warehouse space generally comprising about half of the facility. Warehouse space is used for storage of adequate supplies of equipment and accessories necessary to conduct our business. We also lease 31 separate billing centers from unrelated third parties.

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

     We are subject to a five-year corporate integrity agreement with the Office of Inspector General that began in May 2006. Violations of the corporate integrity agreement can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our stockholders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock is traded on the NASDAQ Global Market under the symbol LNCR. The following table sets forth the high and low sales prices as reported by NASDAQ for the periods indicated.

	High	Low
2007
First quarter	$41.91	$36.35
Second quarter	40.91	36.35
Third quarter	40.62	32.70
Fourth quarter	37.83	33.07
2006
First quarter	$44.08	$38.00
Second quarter	40.74	36.40
Third quarter	39.20	33.49
Fourth quarter	40.80	31.95

     As of January 31, 2008, there were approximately 356 holders of record of the 73,189,060 outstanding shares of Lincare common stock. The closing price of Lincare common stock on January 31, 2008, was $33.41 per share, as reported on the NASDAQ Global Market.

     We have not paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. It is the present intention of our Board of Directors to retain all earnings in order to support the future growth of our business and, from time to time, when authorized by our Board of Directors, to repurchase our common stock on the open market.

     During the year ended December 31, 2007, the Company repurchased approximately 18.4 million shares of its common stock at a cost of approximately $673.4 million. The following table sets forth the purchases of our common stock during the fourth quarter of 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total		Purchased as	Yet Be Purchased
	Number of	Average	Part of the	Under the
	Shares	Price Paid	Repurchase	Repurchase
Period	Purchased	Per Share	Programs	Programs
October 1, 2007 to October 31, 2007	5,211,700	$ 33.71	5,211,700	$ 504,513,000
November 1, 2007 to November 30, 2007	2,343,842	$ 35.36	2,343,842	$ 430,165,000
December 1, 2007 to December 31, 2007	3,210,197	$ 35.78	3,210,197	$ 310,606,000

Total	10,765,739	$ 34.69	10,765,739

     On February 14, 2006, the Board authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. On January 23, 2007 and October 23, 2007, the Board approved modifications to the formula to increase the ratio of net debt to cash flow to allow additional share repurchases. As of December 31, 2007, $310.6 million of common stock was eligible for repurchase in accordance with the formula.

     The following table sets forth information as of the end of fiscal year 2007 with respect to compensation plans under which equity securities are authorized for issuance.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities
	Number of		remaining
	securities to		available for
	be issued		future issuance
	upon		under equity
	exercise of	Weighted-average	compensation
	outstanding	exercise price of	plans
	options,	outstanding	(excluding
	warrants and	options, warrants	securities reflected
Plan Category	rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,955,616	$33.46	3,452,006
Equity compensation plans not approved by security holders	None	N/A	None
Total	8,955,616	$33.46	3,452,006

Item 6. Selected Financial Data

     The selected consolidated financial data presented below the caption “Statements of Operations Data” for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, and the caption “Balance Sheet Data” as of December 31, 2007, 2006, 2005, 2004 and 2003 are derived from our consolidated financial statements audited by KPMG LLP, an independent registered public accounting firm.

     The data set forth below are qualified by reference to, and should be read in conjunction with, the consolidated financial statements and accompanying notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Certain Risk Factors Relating to the Company’s Business included in this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$1,595,990	$1,409,795	$1,266,627	$1,268,531	$1,147,356
Cost of goods and services	389,884	316,103	253,260	184,398	171,658
Operating expenses	365,016	331,897	295,807	264,627	253,769
Selling, general and administrative expenses	317,722	291,623	251,839	257,019	239,656
Bad debt expense	23,940	21,147	18,999	19,028	17,210
Depreciation expense	116,020	100,499	93,260	86,615	75,007
Amortization expense	260	1,467	1,682	1,537	1,587
Operating income	383,148	347,059	351,780	455,307	388,469
Interest income	4,063	2,719	3,718	2,151	226
Interest expense	26,543	9,935	12,432	17,055	17,431
Income before income taxes	360,668	339,843	343,066	440,403	371,264
Income tax expense	134,591	126,862	129,370	166,975	139,153
Net income	$226,077	$212,981	$213,696	$273,428	$232,111
Income per common share:
Basic	$2.71	$2.26	$2.16	$2.74	$2.28
Diluted (1)	$2.58	$2.16	$2.06	$2.60	$2.19
Weighted average number of common shares outstanding	83,387	94,209	98,913	99,681	101,671
Weighted average number of common shares and common share equivalents outstanding (1)	89,688	101,106	106,306	107,223	107,414

(1)

Figures in 2007, 2006, 2005 and 2004 reflect the application of the “if converted” method of accounting for our outstanding 3.0% convertible debentures in accordance with EITF Issue No. 04-8, effective for reporting periods ending after December 15, 2004. Figures in 2003 have been restated for comparative purposes in accordance with the requirements of EITF No. 04-8.

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Total assets	$1,928,364	$1,775,310	$1,681,236	$1,721,064	$1,431,660
Long-term obligations, including current installments	838,207	346,047	289,141	343,230	386,753
Stockholders’ equity	733,788	1,110,577	1,137,876	1,166,325	848,247

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

     Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and operating results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

     Revenue Recognition and Accounts Receivable

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

     Certain items provided by the Company are reimbursed under rental arrangements that generally provide for fixed monthly payments established by fee schedules for as long as the patient is using the equipment and medical necessity continues (subject to capped rental arrangements which limit the rental payment periods in some instances and which may result in a transfer of title to the patient at the end of the rental payment period). Once initial delivery of rental equipment is made to the patient, a monthly billing cycle is established based on the initial date of delivery. The Company recognizes rental arrangement revenues ratably over the monthly service period and defers revenue for the portion of the monthly bill which is unearned. No separate payment is earned from the initial equipment delivery and setup process. During the rental period, we are responsible for servicing the equipment and providing routine maintenance, if necessary.

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

     Bad Debt Expense, Sales Adjustments and Related Allowances for Uncollectible Accounts Receivable

     Accounts receivable are reported net of allowances for sales adjustments and uncollectible accounts. The majority of our accounts receivable are due from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Third-party reimbursement is a complicated process that involves submission of claims to multiple payors, each having its own claims requirements. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payor’s inability or refusal to pay. We record bad debt expense based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods, including current and historical cash collections, bad debt write-offs, and aging of accounts receivable. Our proprietary management information systems are utilized to provide this data in order to assess bad debts. In the event that collection results of existing accounts receivable are not consistent with historical experience, there may be a need to increase our allowances for doubtful accounts, which may materially impact our financial position or results of operations. The Company has established an allowance to account for sales adjustments that result from differences between the payment amounts received from customers and third-party payors and the expected realizable amounts. Actual adjustments that result from such differences are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to the Company’s collection procedures. We report revenues in our financial statements net of such adjustments.

     Business Acquisition Accounting

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

     Impairment of Intangible and Long-Lived Assets

     We assess the Company’s intangible assets for impairment annually, pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”. Additionally, intangible and long-lived assets impairment is tested whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, without limitation, (i) significant under-performance of acquired assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or the strategy for the overall business; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in our stock price for a sustained period; and (vi) technological and regulatory changes.

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

Results of Operations

Net Revenues

     The following table sets forth for the periods indicated a summary of our net revenues by product category:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Oxygen and other respiratory therapy	$1,470,363	$1,295,983	$1,154,268
Home medical equipment and other	125,627	113,812	112,359
Total	$1,595,990	$1,409,795	$1,266,627

     Net revenues for the year ended December 31, 2007 increased by $186.2 million, an increase of 13.2% above net revenues for 2006. The 13.2% increase in net revenues in 2007 was comprised of 11.3% internal growth and 3.5% acquisition growth, partially offset by Medicare price changes taking effect in 2007 (see “Medicare Reimbursement”). Net revenues for the year ended December 31, 2006 increased by $143.2 million, an increase of 11.3% above net revenues for 2005. The 11.3% increase in net revenues in 2006 was comprised of 13.3% internal growth and 2.6% acquisition growth partially offset by Medicare price changes taking effect in 2006. The internal growth in net revenues is attributable to underlying growth in the market for our products (estimated at 6.0% annually) and increased market share resulting primarily from our reputation for high quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is estimated based on the contribution to net revenues for the four quarters following such acquisitions. During 2007 and 2006, we completed the acquisition of three businesses with annual revenues of approximately $4.3 million and ten businesses with annual revenues of approximately $67.0 million, respectively.

     The contribution of oxygen and other respiratory therapy products to our net revenues was 92.1%, 91.9% and 91.1%, respectively, for the years ended December 31, 2007, 2006 and 2005. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of Goods and Services

     Cost of goods and services as a percentage of net revenues was 24.4% for the year ended December 31, 2007, 22.4% for the year ended December 31, 2006 and 20.0% for the year ended December 31, 2005. Cost of goods and services increased by $73.8 million, or 23.3%, in 2007 and $62.8 million, or 24.8% in 2006. The increase in cost of goods and services in 2007 is attributable primarily to an increase in drug purchasing costs due to a product mix shift away from compounded to higher cost commercially-available products in our inhalation drug business as a result of a determination by CMS to eliminate Medicare coverage of compounded medications as of July 1, 2007. Also contributing to higher cost of goods and services in 2007 were increased sales of medical supplies and nutritional products to pediatric customers associated with our acquisition of the business of a pediatric respiratory provider in the fourth quarter of 2006. We also experienced significant growth in our sleep therapy product lines during 2007, which generally carry a lower gross margin than other products we provide. The increase in cost of goods and services in 2006 is attributable primarily to increased patient and drug shipment volumes and an increase in drug purchasing costs due to a product mix shift in our inhalation drug product line. Cost of goods and services in 2006 was also impacted by growth in shipments of disposables and accessories related to our sleep therapy product lines.

     Cost of goods and services includes the cost of equipment (excluding depreciation of $82.6 million, $68.6 million and $62.3 million in 2007, 2006 and 2005, respectively), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $48.8 million, $49.2 million and $50.0 million in 2007, 2006 and 2005, respectively. Included in cost of goods and services for the year ended December 31, 2007 are salary and related expenses of pharmacists and pharmacy technicians of $10.5 million. Such salary and related expenses for the years ended December 31, 2006 and 2005 were $10.3 million and $10.2 million, respectively.

Operating and Other Expenses

     Operating expenses as a percentage of net revenues for the years ended December 31, 2007, 2006 and 2005 were 22.9%, 23.5% and 23.4%, respectively. Operating expenses in 2007 and 2006 increased by $33.1 million, or 10.0%, and $36.1 million, or 12.2%, respectively, when compared with the prior year periods. Gains in productivity at our operating centers and modest growth in office rent and related facility expenses helped to offset higher freight charges due to gains in customer shipment volumes in our inhalation drug and sleep accessory product lines and significant vehicle-related cost increases attributable to higher fuel prices and vehicle lease expenses.

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

     The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the years ended December 31, 2007, 2006 and 2005 within these major categories were as follows:

Operating Expenses (in thousands)	Year Ended December 31,
	2007	2006	2005
Salary and related	$232,579	$208,994	$185,435
Facilities	55,617	51,914	49,451
Vehicles	45,120	40,598	34,982
General supplies/miscellaneous	31,700	30,391	25,939

Total	$365,016	$331,897	$295,807

     Included in operating expenses during the year ended December 31, 2007 are salary and related expenses for Service Reps in the amount of $100.0 million. Such salary and related expenses for the years ended December 31, 2006 and 2005 were $91.2 million and $80.7 million, respectively.

     Selling, general and administrative expenses (“SG&A”) as a percentage of net revenues for the years ended December 31, 2007, 2006 and 2005, were 19.9%, 20.7%, and 19.9%, respectively. SG&A expenses in 2007 increased by $26.1 million, or 8.9%, compared with the prior year period. Contributing to the increase in SG&A expenses in 2007 were higher payroll costs included in selling expenses and higher liability insurance expenses, partially offset by cost controls at our administrative, field overhead and billing office locations and lower stock-based compensation expense. SG&A expenses in 2006 increased by $39.8 million, or 15.8%, compared with the prior year period. SG&A expenses in 2006 were impacted by the adoption of SFAS No. 123R (see Notes 1 and 11 to the consolidated financial statements) effective January 1, 2006, resulting in the recognition of $20.3 million of stock-based compensation expense during the year. Also contributing to the increase in SG&A expenses in 2006 were higher payroll costs included in selling expenses and higher legal expenses, partially offset by cost controls at our administrative, field overhead and billing office locations.

     SG&A expenses include costs related to sales and marketing activities, clinical respiratory services, corporate overhead and other business support functions. Included in SG&A during the year ended December 31, 2007 are salary and related expenses of $226.2 million. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $63.0 million during 2007. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors that do not employ respiratory therapists. Included in SG&A during the years ended December 31, 2006 and 2005 are salary and related expenses of $207.9 million and $168.6 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $54.0 million and $45.9 million during the respective years.

     Bad debt expense as a percentage of net revenues was 1.5% for the years ended December 31, 2007, 2006 and 2005. Days sales outstanding (“DSO”) were 43 days at December 31, 2007, up from 42 days and 40 days at December 31, 2006 and 2005, respectively. The increase in DSO over the three-year period is attributable primarily to disruptions caused by the transition in the contractors that process Medicare claims during 2006 and 2007 (see “Medicare Reimbursement”), an increase in accounts receivable from business acquisitions and growth in our sleep therapy product line, which generally has a higher mix of managed care and commercial insurance payors than our traditional Medicare business. Our net accounts receivable balance as of December 31, 2006 was also impacted by the adoption by the Company of the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) during the fourth quarter of 2006 which resulted in the Company recording an allowance for sales adjustments of $10.7 million (see Note 3 and Note 9 of the Notes to Consolidated Financial Statements). While we have achieved consistent results in managing bad debt expense over the past three years, business acquisition activities may contribute to an increase in our bad debt expense in the future. The integration of acquired companies into our regional billing and collections offices may temporarily disrupt collections, increasing the amount of accounts receivable written off as uncollectible.

     Depreciation expense as a percentage of net revenues was 7.3% for the year ended December 31, 2007 compared with 7.1% and 7.4% for the years ended December 31, 2006 and 2005, respectively. Included in depreciation expense in the year ended December 31, 2007 is depreciation of medical equipment of $82.6 million and depreciation of other property and equipment of $33.4 million. Included in depreciation expense in the years ended December 31, 2006 and 2005 is depreciation of medical equipment of $68.6 million and $62.3 million, respectively, and depreciation of other property and equipment of $31.9 million and $31.0 million, respectively. The growth in depreciation expense in 2007 compared with 2006 is attributed to increased purchases of medical and other equipment necessary to support the growth in the Company's customer base during 2007. Approximately $7.1 million and $2.2 million of the increase in depreciation expense in 2007 and 2006, respectively, is attributable to a reduction in the estimated useful lives of certain DME equipment attributable to provisions contained in the Deficit Reduction Act of 2005 that change the Medicare reimbursement methodology for items of DME in the capped rental payment category (see “Medicare Reimbursement”).

     During 2007, we amortized $0.3 million of intangible assets compared with $1.5 million in 2006 and $1.7 million in 2005. Our net intangible assets were $1.2 billion as of December 31, 2007. Of this total, $0.4 million (consisting of various covenants not-to-compete) is being amortized over periods of one to seven years, as the remainder represents goodwill.

Operating Income

     As shown in the table below, operating income for the year ended December 31, 2007 increased $36.1 million when compared to the prior year. The increase in operating income in 2007 is attributable primarily to revenue growth from increases in customer volumes partially offset by higher costs and expenses as noted above. The decrease in operating income in 2006 is attributable to several factors, including the negative impact on our net revenues resulting from reduced Medicare payment rates for inhalation drugs and related dispensing fees that took effect on January 1, 2006 and the reduction of Medicare reimbursement rates for oxygen equipment that took effect on April 1, 2005, and higher reported SG&A expenses due to the required adoption of SFAS No. 123R and the resulting recognition of $20.3 million of stock-based compensation expense during the year.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Operating income	$383,148	$347,059	$351,780
Percentage of net revenues	24.0%	24.6%	27.8%

Interest Expense

     Interest expense for the year ended December 31, 2007 was $26.5 million, compared to $9.9 million and $12.4 million for the years ended December 31, 2006 and 2005, respectively. Interest expense in 2007 was higher than interest expense in 2006 due to the placement of $550.0 million of convertible senior debentures in the fourth quarter of 2007 and higher average balances outstanding under our revolving credit facility. Interest expense in 2006 was lower than the prior year due to the full year effect of the repayment of $45.0 million of 9.11% Senior Secured Notes in September of 2005. Included in interest expense is amortization of debt issuance costs of $5.7 million, $1.0 million and $0.7 million in 2007, 2006 and 2005, respectively.

Income Taxes

     Our effective income tax rate was 37.3% for the years ended December 31, 2007 and 2006 compared with 37.7% for the year ended December 31, 2005.

Acquisitions

     In 2007, the Company acquired certain operating assets of three companies resulting in the addition of one new operating center. The aggregate cost of these acquisitions was $6.0 million and was allocated to acquired assets as follows: $0.3 million to current assets, $0.1 million to property and equipment, and $5.6 million to goodwill.

     In 2006, the Company acquired certain operating assets of ten companies resulting in the addition of 48 new operating centers. The aggregate cost of these acquisitions was $72.5 million and was allocated to acquired assets as follows: $8.7 million to current assets, $5.6 million to property and equipment, $0.2 million to separately identifiable intangible assets, and $58.0 million to goodwill.

Liquidity and Capital Resources

     Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operating costs, capital expenditures, acquisitions, debt service and share repurchases.

     At December 31, 2007, our current liabilities exceeded our current assets by $72.3 million, resulting in negative working capital as compared to positive working capital of $52.8 million at December 31, 2006. The decline in working capital is primarily attributable to the reclassification of our $275.0 million principal amount of 3.0% Convertible Debentures due 2033 (the “Debentures”) to a current liability due to the right of the holders to put the securities to us for cash within one year of the December 31, 2007 balance sheet.

     Net cash provided by operating activities was $406.2 million for the year ended December 31, 2007, compared with $328.7 million for the year ended December 31, 2006 and $370.0 million for the year ended December 31, 2005. A significant portion of our assets consists of accounts receivable from third party payors that are responsible for payment for the equipment and services we provide. Our DSO was 43 days as of December 31, 2007 and 42 days as of December 31, 2006. We measure our DSO by dividing our net accounts receivable at the balance sheet date by the product of our latest quarterly net revenues times four, multiplied by 360 days.

     Net cash used in investing and financing activities was $379.5 million, $312.2 million and $395.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Activity in the year ended December 31, 2007 included our investment of $4.8 million in business acquisitions, net investment in property and equipment of $129.8 million, payments of debt of $264.1 million, proceeds of $755.4 million from the issuance of debt, proceeds of $41.1 million from the exercise of stock options and issuance of common shares and $673.4 million in payments to repurchase our common stock.

     As of December 31, 2007, our principal sources of liquidity consisted of approximately $51.7 million of cash and cash equivalents, $98.3 million of short-term investments and $356.5 million available under our revolving credit agreement. The revolving credit agreement, dated December 1, 2006, makes available to us up to $390.0 million over a five-year period, subject to certain terms and conditions set forth in the agreement. As of December 31, 2007, there were $10.0 million of borrowings and $23.5 million of standby letters of credit issued under the credit facility.

     At December 31, 2007, the Company held $98.3 million of investment grade auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. Under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investments are classified as available-for-sale and are carried at fair value, with any unrealized gains and losses included in comprehensive income as a separate component of shareholders' equity. The book value of available-for-sale investments held at December 31, 2007, approximated fair value. Therefore, the Company had no reported unrealized gains and losses. The Company did not hold any available-for-sale investments at December 31, 2006.

     Of the auction rate securities held as of December 31, 2007, $88.2 million are secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. The remaining $10.0 million was comprised of securities backed by pools of municipal bonds. All of the auction rate securities held by the company are senior obligations under the applicable indentures authorizing the issuance of such securities. Recent turmoil in the credit markets has resulted in widespread failures to attract demand for such securities at the periodic auction dates occurring subsequent to December 31, 2007. While all of the auctions involving all of the securities held by the Company as of December 31, 2007, were successful during January 2008, auctions involving $80.0 million of these securities failed to attract sufficient demand in February 2008, resulting in our continuing to hold such securities.

     We will continue to monitor credit market conditions to assess the liquidity of our short-term investments. Due to our ability to access our cash and cash equivalents, amounts available under our revolving credit facility, and our expected operating cash flows, we believe that we have adequate liquidity available to meet our obligations.

     On February 14, 2006, our Board of Directors authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. During the year ended December 31, 2007, the Company repurchased and retired 18,423,994 shares for $673.4 million pursuant to the repurchase plan. On January 23, 2007 and October 23, 2007, our Board of Directors approved modifications to the share repurchase formula to increase the ratio of debt to cash flow to allow additional share repurchases. As of December 31, 2007, $310.6 million of the Company’s common stock was eligible for repurchase in accordance with the amended formula.

     On October 31, 2007, we completed the sale of $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures will pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and will be convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of our common stock or in a combination of cash and shares of common stock, at our option. The initial base conversion rate for the Debentures is 19.5044 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to an initial base conversion price of approximately $51.27 per share. In addition, if at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders of the Series A Debentures and Series B Debentures will receive an additional number of shares of common stock per $1,000 principal amount of the Debentures, as determined pursuant to a specified formula. We will have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require us to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

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

     Accounts receivable balance concentrations by major payor category as of December 31, 2007 and December 31, 2006 were as follows:

Percentage of Accounts Receivable Outstanding:
	December 31,	December 31,
	2007	2006
Medicare	36.8%	40.1%
Medicaid/Other Government	17.8%	12.5%
Private Insurance	37.4%	38.1%
Self-Pay	8.0%	9.3%
Total	100.0%	100.0%

      Aged accounts receivable balances by major payor category as of December 31, 2007 and December 31, 2006 were as follows:

	December 31, 2007
Percentage of Accounts Aged in Days:
	0-60	61-120	Over 120
Medicare	77.0%	10.5%	12.5%
Medicaid/Other Government	50.1%	20.7%	29.2%
Private Insurance	60.8%	15.0%	24.2%
Self-Pay	51.4%	26.6%	22.0%
All Payors	64.1%	15.3%	20.6%

	December 31, 2006
Percentage of Accounts Aged in Days:
	0-60	61-120	Over 120
Medicare	80.3%	10.1%	9.6%
Medicaid/Other Government	65.6%	18.3%	16.1%
Private Insurance	61.6%	15.0%	23.4%
Self-Pay	53.8%	21.5%	24.7%
All Payors	68.9%	14.0%	17.1%

     The Company operates 33 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of December 31, 2007 and 2006, there were 1,322 and 1,262 full-time employees in the RBCOs. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within the Company’s proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that the Company can access to determine the status of individual claims. The Company has benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 68% of all payments received. The Company believes that its collection procedures contribute to its accounts receivable days sales outstanding (“DSO”) and bad debt expense being among the lowest in its industry, according to published industry data and public filings of some of its competitors.

     The ultimate collection of accounts receivable may not be known for several months. We record bad debt expense based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, bad debt write-offs, aged accounts receivable and consideration of any payor-specific concerns. The ultimate write-off of an accounts receivable occurs once collection procedures are determined to have been exhausted by the collector and after appropriate review of the specific account and approval by supervisory and/or management employees within the RBCOs. Management and RBCO supervisory and management employees also review accounts receivable write-off reports, correspondence from payors and individual account information to evaluate and correct processes that might have contributed to an unsuccessful collection effort.

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

	Fiscal Years
	2008	2009	2010	2011	2012	Thereafter	Total
Short-term debt	$12,900	$—	$—	$—	$—	$—	$12,900
Capital lease commitments	144	150	13	—	—	—	307
Long-term debt (1)	275,000	—	—	—	275,000	275,000	825,000
Interest expense	20,027	15,616	15,613	15,572	15,125	15,125	97,078
Operating leases	39,230	26,416	15,008	5,503	1,502	195	87,854
Employment Agreements	1,943	1,943	—	—	—	—	3,886
Taxes & related interest and penalties (2)	577	—	—	—	—	—	577
Total	$349,821	$44,125	$30,634	$21,075	$291,627	$290,320	$1,027,602

(1)	Amounts include the Debentures due 2033 that are redeemable by us on or after June 15, 2008, and may be put to us for repurchase on June 15, 2008, 2010, 2013, or 2018. The Debentures are shown in the table as scheduled for repurchase in 2008 as a result of the put feature. Amounts also include the Series Debentures due 2037. The Series A Debentures are redeemable by us on or after November 1, 2012, and may be put to us for repurchase on November 1, 2012, 2017, 2022, 2027 and 2032. The Series A Debentures are shown in the table as scheduled for repurchase in 2012 as a result of the put feature. The Series B Debentures are redeemable by us on or after November 1, 2014, and may be put to us for repurchase on November 1, 2014, 2017, 2022, 2027 and 2032.

(2)	The Company had gross unrecognized tax benefits, including interest and penalties, of $17.7 million of which we anticipate payment settlement of $0.6 million during 2008. We are unable to determine a reasonable estimate of the payment settlement date or the settlement amount for the remaining balance of $17.1 million in unrecognized tax benefits.

New Accounting Standards

     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”. SFAS No. 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The provisions of SFAS No. 141(R) are effective as of the beginning of the 2009 calendar year. The Company is currently evaluating the potential future impact of this standard on its financial condition, results of operations and cash flows.

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

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which permits an entity to choose to measure certain financial instruments and other items at fair value at specified election dates. A company will report unrealized gains and losses in earnings on items for which the fair value option has been elected after adoption. The provisions of SFAS No. 159 are effective as of the beginning of the 2008 calendar year. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial condition, results of operations or cash flows.

Inflation

     We do not anticipate any material increases in either the cost of supplies or operating expenses due to inflation. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation.

Segment Information

     We follow Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 utilizes the “management” approach for determining reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. We maintain a decentralized approach to management of our local business operations. Decentralization of managerial decision-making enables our operating centers to respond promptly and effectively to local market demands and opportunities. We provide home health care equipment and services through 1,019 operating centers in 47 states. We view each operating center as a distinct part of a single “operating segment,” as each operating center generally provides the same products to customers. As a result, all of our operating centers are aggregated into one reportable segment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The fair values of our debt instruments are subject to change as a result of changes in market prices or interest rates. We estimate potential changes in the fair value of interest rate sensitive financial instruments based on a hypothetical increase in interest rates. Our use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account anticipated operating and financial transactions.

     The following table sets forth the estimated fair value of our long-term obligations (and current portions thereof) and our estimate of the impact from a 10 percent increase in interest rates on the fair value of such obligations and the associated change in annual interest expense.

Market Risk Sensitive Instruments — Interest Rate Sensitivity

				(Assuming 10% Increase in
				Interest Rates)
					Hypothetical
					Change in
(dollars in thousands)				Hypothetical	Annual
	Face	Carrying	Fair	Change in	Interest
	Amount	Amount	Value	Fair Value	Expense
As of December 31, 2007:
Debentures	$275,000	$275,000	$273,597	$(467)	$—
Series A Debentures	275,000	275,000	290,482	(1,815)	—
Series B Debentures	275,000	275,000	288,337	(2,117)	—
Deferred acquisition obligations	2,900	2,900	2,900	—	—
Revolving bank credit facility	10,000	10,000	10,000	—	57
Capital lease obligations	307	307	307	—	—
As of December 31, 2006:
Debentures	$275,000	$275,000	$271,563	$(1,948)	$—
Deferred acquisition obligations	10,611	10,611	10,611	—	—
Revolving bank credit facility	60,000	60,000	60,000	—	351
Capital lease obligations	436	436	436	—	—

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

     The Company has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on its evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company is recorded, processed, summarized and reported within the required time periods.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

      Lincare’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the underlying policies or procedures may deteriorate. Under the supervision and with the participation of management, including Lincare’s Chief Executive Officer and Chief Financial Officer, Lincare conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

     Based on Lincare’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2007.

     Lincare’s registered public accounting firm, KPMG LLP, has issued an attestation report on Lincare’s internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

     There has been no change in Lincare’s internal control over financial reporting during the fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, Lincare’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lincare Holdings Inc.:

We have audited Lincare Holdings Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lincare Holdings Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Lincare Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincare Holdings Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Tampa, Florida
February 27, 2008
Certified Public Accountants

Item 9B. Other Information

     None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

     Information required to be furnished by Item 401 of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2008, and is herein incorporated by reference.

Audit Committee

     The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2008, and is herein incorporated by reference.

Audit Committee Financial Expert

     The Board of Directors has designated William F. Miller, III as the “Audit Committee Financial Expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and has determined that he is independent as defined in the listing standards applicable to the Company.

Compliance with Section 16(a) of the Exchange Act

     Information required to be furnished by Item 405 of Regulation S-K will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2008, and is herein incorporated by reference.

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

Nominating Committee

     Information required to be furnished by Item 407(c)(3) of Regulation S-K will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2008, and is herein incorporated by reference.

Item 11. Executive Compensation

     Information required to be furnished by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2008, and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information required to be furnished by Item 201(d) of Regulation S-K and by Item 403 of Regulation S-K will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2008, and is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     Information required to be furnished by Item 404 of Regulation S-K and Item 407(a) of Regulation S-K will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2008, and is herein incorporated by reference.

Item 14. Principal Accountant Fees and Services

     Information required to be furnished by Item 9(e) of Schedule 14A will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2008, and is herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) (1) The following consolidated financial statements of Lincare Holdings Inc. and subsidiaries are filed as part of this Form 10-K starting at page F-1:

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets — December 31, 2007 and 2006

     Consolidated Statements of Operations — Years ended December 31, 2007, 2006 and 2005

     Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2007, 2006 and 2005

     Consolidated Statements of Cash Flows — Years ended December 31, 2007, 2006 and 2005

     Notes to Consolidated Financial Statements

          (2) The following consolidated financial statement schedule of Lincare Holdings Inc. and subsidiaries is included in this Form 10-K at page S-1:

     Schedule II — Valuation and Qualifying Accounts

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

LINCARE HOLDINGS INC.

Date: February 27, 2008	/s/ PAUL G. GABOS
Paul G. Gabos
Secretary, Chief Financial Officer and
Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date
Director, Chief
/s/ JOHN P. BYRNES	Executive Officer and Principal	February 27, 2008
John P. Byrnes	Executive Officer

/s/ PAUL G. GABOS	Secretary, Chief Financial Officer and
Paul G. Gabos	Principal Accounting Officer	February 27, 2008

*
Chester B. Black	Director	February 27, 2008

*
William F. Miller, III	Director	February 27, 2008

*
Frank D. Byrne, M.D.	Director	February 27, 2008

*
Stuart H. Altman, Ph.D.	Director	February 27, 2008

*By:	/s/ PAUL G. GABOS
Attorney in fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lincare Holdings Inc.:

     We have audited the accompanying consolidated balance sheets of Lincare Holdings Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule on page S-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and this financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincare Holdings Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Notes 1(t) and 11 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, and as discussed in Note 9 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.

     As discussed in Note 7 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincare Holdings Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Tampa, Florida
February 27, 2008
Certified Public Accountants

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
ASSETS	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$51,707	$25,075
Short-term investments (note 2)	98,250	—
Accounts receivable, net (note 3)	198,918	170,533
Income tax receivable	3,399	13,474
Inventories	8,971	8,354
Prepaid and other current assets	4,359	5,239
Deferred income taxes	607	19,604
Total current assets	366,211	242,279
Property and equipment, net (note 4)	340,151	321,325
Other assets:
Goodwill	1,208,370	1,203,012
Other	13,632	8,694
Total other assets	1,222,002	1,211,706
Total assets	$1,928,364	$1,775,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations (note 6)	$288,044	$71,047
Accounts payable	60,245	44,166
Accrued expenses:
Compensation and benefits	22,134	20,638
Liability insurance	15,806	12,757
Other current liabilities (note 8)	52,245	40,856
Total current liabilities	438,474	189,464
Long-term obligations, excluding current installments (note 6)	550,163	275,000
Deferred income taxes and other taxes	205,939	200,269
Total liabilities	1,194,576	664,733
Commitments and contingencies (notes 5, 6 and 15)
Stockholders’ equity (notes 6, 7, 9, 10 and 11):
Common stock, $.01 par value. Authorized 200,000,000 shares;
issued: 74,193,793 in 2007, 90,299,413 in 2006	742	903
Additional paid-in capital	456,437	386,201
Retained earnings	276,609	723,473
Total stockholders’ equity	733,788	1,110,577
Total liabilities and stockholders’ equity	$1,928,364	$1,775,310

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands, except per share data)
Net revenues (note 12)	$1,595,990	$1,409,795	$1,266,627
Costs and expenses:
Cost of goods and services	389,884	316,103	253,260
Operating expenses	365,016	331,897	295,807
Selling, general and administrative expenses	317,722	291,623	251,839
Bad debt expense	23,940	21,147	18,999
Depreciation expense	116,020	100,499	93,260
Amortization expense	260	1,467	1,682
	1,212,842	1,062,736	914,847
Operating income	383,148	347,059	351,780
Other income (expenses):
Interest income	4,063	2,719	3,718
Interest expense	(26,543)	(9,935)	(12,432)
	(22,480)	(7,216)	(8,714)
Income before income taxes	360,668	339,843	343,066
Income tax expense (note 7)	134,591	126,862	129,370
Net income	$226,077	$212,981	$213,696
Income per common share (note 13):
Basic	$2.71	$2.26	$2.16
Diluted	$2.58	$2.16	$2.06
Weighted average number of common shares outstanding	83,387	94,209	98,913
Weighted average number of common shares and common share equivalents outstanding	89,688	101,106	106,306

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005

	Shares of
	Common		Additional				Total
	Stock	Common	Paid-in	Unearned	Retained	Treasury	Stockholders’
	Issued	Stock	Capital	Compensation	Earnings	Stock	Equity
	(In thousands)
Balances at December 31, 2004	124,900	$1,250	$278,884	$(6,184)	$1,415,604	$(523,229)	$1,166,325
Exercise of stock options (note 11)	2,741	27	48,633	—	—	—	48,660
Shares issued through ESPP	52	—	1,723	—	—	—	1,723
Vesting of restricted stock	22	—	—	2,862	—	—	2,862
Treasury stock adjustment	—	—	1,751	—	—	(1,751)	—
Common stock acquired	—	—	—	—	—	(321,910)	(321,910)
Tax benefit for exercise
of employee stock
awards (notes 7 and 11)	—	—	26,520	—	—	—	26,520
Net income	—	—	—	—	213,696	—	213,696
Balances at December 31, 2005	127,715	1,277	357,511	(3,322)	1,629,300	(846,890)	1,137,876
SAB 108 cumulative
adjustment (note 9)	—	—	—	—	(27,616)	—	(27,616)
Adjusted balances at
January 1, 2006	127,715	1,277	357,511	(3,322)	1,601,684	(846,890)	1,110,260
Exercise of stock options (note 11)	529	5	11,826	—	—	—	11,831
Shares issued through ESPP	42	1	1,361	—	—	—	1,362
Vesting of restricted stock	90	1	(1)	—	—	—	—
Reclass stock compensation	—	—	(3,322)	3,322	—	—	—
Common stock acquired	—	—	—	—	—	(246,682)	(246,682)
Common stock retired	(38,077)	(381)	(1,999)	—	(1,091,192)	1,093,572	—
Stock-based compensation expense	—	—	20,268	—	—	—	20,268
Tax benefit for exercise
of employee stock
awards (notes 7 and 11)	—	—	557	—	—	—	557
Net income	—	—	—	—	212,981	—	212,981
Balances at December 31, 2006	90,299	903	386,201	—	723,473	—	1,110,577
Adoption of FIN 48 (note 7)	—	—	—	—	(643)	—	(643)
Exercise of stock options (note 11)	1,887	19	39,763	—	—	—	39,782
Shares issued through ESPP	43	—	1,361	—	—	—	1,361
Issuance of restricted stock	412	4	—	—	—	—	4
Forfeitures of restricted stock	(23)	—	—	—	—	—	—
Common stock acquired	—	—	—	—	—	(673,449)	(673,449)
Common stock retired	(18,424)	(184)	(967)	—	(672,298)	673,449	—
Stock-based compensation expense	—	—	18,039	—	—	—	18,039
Tax benefit for exercise
of employee stock
awards (notes 7 and 11)	—	—	12,040	—	—	—	12,040
Net income	—	—	—	—	226,077	—	226,077
Balances at December 31, 2007	74,194	$742	$456,437	$—	$276,609	$—	$733,788

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:	(In thousands)
Net income	$226,077	$212,981	$213,696
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	23,940	21,147	18,999
Depreciation expense	116,020	100,499	93,260
Net loss (gain) on disposal of property and equipment	160	(63)	387
Amortization expense	260	1,467	1,682
Amortization of debt issuance costs	5,706	953	738
Stock-based compensation expense	18,039	20,268	2,862
Deferred income taxes	24,580	18,227	15,701
Excess tax benefit from stock-based compensation	(4,988)	(1,116)	—
Minority interest in net earnings of subsidiary	—	—	79
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts receivable	(52,307)	(49,642)	(21,276)
Increase in inventories	(541)	(3,596)	(1,809)
Decrease (increase) in prepaid and other assets	749	(2,430)	(33)
Increase in accounts payable	11,002	3,209	14,161
Increase (decrease) in accrued expenses	15,355	23,822	(5,933)
Increase (decrease) in income taxes payable	22,115	(17,039)	37,437
Net cash provided by operating activities	406,167	328,687	369,951
Cash flows from investing activities:
Proceeds from sale of property and equipment	13,052	154	7,052
Capital expenditures	(142,898)	(106,148)	(110,997)
Purchases of short-term investments	(249,180)	(272,130)	(360,950)
Sales and maturities of short-term investments	150,930	310,555	514,700
Business acquisitions, net of cash acquired and purchase price adjustments (note 14)	(4,775)	(60,068)	(93,326)
Changes in cash restricted for future payments	—	49	10
Net cash used in investing activities	(232,871)	(127,588)	(43,511)
Cash flows from financing activities:
Proceeds from issuance of debt	755,435	61,000	112
Payments of principal on debt	(264,053)	(12,184)	(79,046)
Decrease in minority interest	—	—	(783)
Payments of debt issuance costs	(10,732)	(1,011)	(266)
Proceeds from exercise of stock options and issuance of common shares	41,147	13,193	50,383
Excess tax benefit from stock-based compensation	4,988	1,116	—
Payments to acquire treasury stock	(673,449)	(246,682)	(321,910)
Net cash used in financing activities	(146,664)	(184,568)	(351,510)
Net increase (decrease) in cash and cash equivalents	26,632	16,531	(25,070)
Cash and cash equivalents, beginning of period	25,075	8,544	33,614
Cash and cash equivalents, end of period	$51,707	$25,075	$8,544
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,319	$9,812	$13,004
Cash paid for income taxes	$102,333	$108,252	$75,914
Supplemental disclosure of non-cash financing activities:
Assets acquired under capital lease	$435	$—	$815

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

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

     (c) Basis of Presentation

     The consolidated financial statements include the accounts of Lincare Holdings Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

     In fiscal year 2006 and 2005, $63,000 net gains and $387,000 net losses, respectively, related to the disposal of property and equipment were reclassified to operating expenses.

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
December 31, 2007, 2006 and 2005

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

     The Company accounts for taxes imposed on revenue producing transactions by government authorities on a net basis.

     (e) Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of less than three months to be cash equivalents.

     (f) Short-term Investments

     The Company classifies its investments in marketable securities with readily determinable fair values as investments available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities consist of auction rate securities not classified as trading securities or as securities to be held to maturity. The Company has classified all investments as available-for-sale. There were no unrealized holding gains and losses on available-for-sale securities in the periods presented.

     At December 31, 2007, the Company held $98.3 million of investment grade auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. Under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investments are classified as available-for-sale and are carried at fair value, with any unrealized gains and losses included in comprehensive income as a separate component of shareholders' equity. The book value of available-for-sale investments held at December 31, 2007, approximated fair value. Therefore, the Company had no reported unrealized gains and losses. The Company did not hold any available-for-sale investments at December 31, 2006.

     Of the auction rate securities held as of December 31, 2007, $88.3 million are secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. The remaining $10.0 million was comprised of securities backed by pools of municipal bonds. All of the auction rate securities held by the company are senior obligations under the applicable indentures authorizing the issuance of such securities. Recent turmoil in the credit markets has resulted in widespread failures

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

to attract demand for such securities at the periodic auction dates occurring subsequent to December 31, 2007. While all of the auctions involving all of the securities held by the Company as of December 31, 2007, were successful during January 2008, auctions involving $80.0 million of these securities failed to attract sufficient demand in February 2008, resulting in our continuing to hold such securities.

     We will continue to monitor credit market conditions to assess the liquidity of our short-term investments. Due to our ability to access our cash and cash equivalents, amounts available under our revolving credit facility, and our expected operating cash flows, we believe that we have adequate liquidity available to meet our obligations.

     (g) Financial Instruments

     The Company believes the book value of its cash equivalents, short-term investments, accounts receivable, income taxes receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature. The book value of the Company’s revolving credit agreement and deferred acquisition obligations approximate their fair value as the applicable interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company. The fair value of the Company’s 3.0% Debentures due 2033, 2.75% Series A Debentures due 2037 and 2.75% Series B Debentures due 2037 are estimated based on several standard market variables including the Company’s stock price, yield to put/call through conversion and yield to maturity. The estimated fair value of the Debentures at December 31, 2007 and 2006 was $273,597,500 and $271,562,500, respectively. The fair value of the Series A and Series B Debentures at December 31, 2007 was $290,482,500 and $288,337,500, respectively.

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

     On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment may exist. As of the adoption date, amortization of outstanding goodwill and other indefinite-lived intangible assets ceased. As required by SFAS No. 142, the Company performed its annual impairment test on September 30, 2007. The Company has determined that it has one reporting unit under SFAS No. 142. For the three year period ending December 31, 2007, the Company performed its annual impairment review of goodwill and concluded that there was no impairment in any of the years.

     (k) Other Assets

     Other assets principally include capitalized costs of borrowing which are being amortized over the term of the respective debt on the effective interest method.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

     (l) Impairment or Disposal of Long-Lived Assets

     In accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     (m) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

     (n) Advertising Costs

     Advertising costs are charged to expense as incurred and are included in selling expenses.

     (o) Cost of Goods and Services

     Cost of goods and services includes the cost of equipment (excluding depreciation of $82.6 million, $68.7 million and $62.3 million in 2007, 2006 and 2005, respectively), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $48.8 million, $49.2 million and $50.0 million in 2007, 2006 and 2005, respectively. Included in cost of goods and services are salary and related expenses of pharmacists and pharmacy technicians of $10.5 million, $10.3 million and $10.2 million in 2007, 2006 and 2005, respectively.

     (p) Operating Expenses

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

     The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the years ended December 31, 2007, 2006 and 2005 within these major categories were as follows:

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Operating Expenses ( in thousands)	Year Ended December 31,
	2007	2006	2005
Salary and related	$232,579	$208,994	$185,435
Facilities	55,617	51,914	49,451
Vehicles	45,120	40,598	34,982
General supplies/miscellaneous	31,700	30,391	25,939

Total	$365,016	$331,897	$295,807

     Included in operating expenses during the year ended December 31, 2007 are salary and related expenses for Service Reps in the amount of $100.0 million. Such salary and related expenses for the years ended December 31, 2006 and 2005 were $91.2 million and $80.7 million, respectively.

     (q) Lease Commitments

     The Company leases office space, vehicles and equipment under non-cancelable operating leases, which expire at various dates through 2013. The Company's operating leases generally have one to six year terms and may have renewal options. The Company records its respective rent expense and amortization of leasehold improvements on a straight-line basis over the initial term of the lease and the Company does not negotiate rent holidays, rent concessions or leasehold improvements in its office leases.

     The lease period is determined as the original lease term without renewals, unless and until the exercise of lease renewal options is reasonably assured.

     (r) Selling, General and Administrative Expenses

     Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the years ended December 31, 2007, 2006 and 2005 are salary and related expenses of $226.2 million, $207.9 million and $168.6 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $63.0 million, $54.0 million and $45.9 million during the respective periods. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors that do not employ respiratory therapists.

     (s) Employee Benefit Plans

     The Company has a defined contribution plan covering substantially all employees subject to specific plan requirements. The Company also sponsors an employee stock purchase plan that enables eligible employees to purchase shares of the Company’s common stock at the lower of 85 percent of the fair market value of the Company’s stock price on: (i) the last day of the offering period; or (ii) the last day of the prior offering period. Employees may elect to have up to 10% of their base salary withheld on an after-tax basis. Under the employee stock purchase plan, 1.2 million shares have been authorized for issuance. To date, 486,635 shares have been issued under this authorization. During 2007, the Company issued 43,767 shares at an average price of $31.22; during 2006, the Company issued 41,973 shares at an average price of $32.36; and during 2005, the Company issued 51,939 shares at an average price of $33.18 per share. In years prior to 2005, the Company funded its employee stock purchase plan using treasury shares. In 2005, the Company began funding its employee stock purchase plan by issuing new common shares. See Note 11 to the Consolidated Financial Statements for a full description of the Company’s stock compensation expense.

     (t) Stock Plans

     The Company has multiple stock-based employee compensation plans, which are described more fully in Note 11 below.

     Through December 31, 2005, the Company accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and, accordingly, recognized no compensation expense related to stock options and employee stock purchases. For grants of restricted stock, other than those awarded under long-term incentive agreements, the fair value of the shares at the date of grant was amortized to compensation expense over the award’s vesting period.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

The Company has historically reported pro forma results under the disclosure-only provisions of SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

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

     SFAS No. 123R requires the disclosure of pro forma information for periods prior to the adoption. The following table illustrates the effect on net income and earnings per share for 2005 as if the Company had recognized compensation expense for all stock-based payments to employees based on their fair values:

Year Ended
December 31,
2005
(In thousands
except per share
data)
Net income:
As reported	$213,696
Add: Stock-based employee compensation expense included in
net income, net of related tax effects	1,783
Deduct: Total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects	(10,282)
Pro forma net income	$205,197
Earnings per common share:
Basic—as reported	$2.16
Diluted—as reported (1)	$2.06
Basic—pro forma	$2.07
Diluted—pro forma (1)	$1.98

     (1) Figures reflect the application of the “if converted” method of accounting for the Company’s outstanding 3.0% convertible debentures in accordance with EITF Issue No. 04-8, effective for reporting periods ending after December 15, 2004.

     Refer to Note 11 – Stock Plans for additional disclosures regarding our stock compensation programs.

     (u) Segment Information

     The Company provides home health care equipment and services through 1,019 operating centers in 47 states. The Company’s operating centers exhibit similar long-term financial performance and have similar economic characteristics, having similar products and services, types of customers and methods used to distribute their products and services. We believe we meet the criteria for aggregating our operating segments into a single reporting segment based on the provisions of SFAS No. 131.

     (v) New Accounting Standards

     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”. SFAS No. 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The provisions of SFAS No. 141(R) are effective as of the beginning of the 2009 calendar year. The Company is currently evaluating the potential future impact of this standard on its financial condition, results of operations and cash flows.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

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

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which permits an entity to choose to measure certain financial instruments and other items at fair value at specified election dates. A company will report unrealized gains and losses in earnings on items for which the fair value option has been elected after adoption. The provisions of SFAS No. 159 are effective as of the beginning of the 2008 calendar year. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial condition, results of operations or cash flows.

     (w) Contingencies

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

     (x) Concentration of Credit Risk

     The Company’s revenues are generated through locations in 47 states. The Company generally does not require collateral or other security in extending credit to its customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 64% of net revenues in 2007, and 67% of net revenues in 2006 and 2005, respectively.

     (y) Comprehensive Income

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

     The Company’s comprehensive income is the same as reported net income for all periods presented.

     (z) Accounting for Uncertainty in Income Taxes

     Beginning with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

(2) Short-Term Investments

     At December 31, 2007, the Company held $98.3 million of investment grade auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. Under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investments are classified as available-for-sale and are carried at fair value, with any unrealized gains and losses included in comprehensive income as a separate component of shareholders' equity. The book value of available-for-sale investments held at December 31, 2007, approximated fair value. Therefore, the Company had no reported unrealized gains and losses. The Company did not hold any available-for-sale investments at December 31, 2006.

     Of the auction rate securities held as of December 31, 2007, $88.3 million are secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. The remaining $10.0 million was comprised of securities backed by pools of municipal bonds. All of the auction rate securities held by the company are senior obligations under the applicable indentures authorizing the issuance of such securities. Recent turmoil in the credit markets has resulted in widespread failures to attract demand for such securities at the periodic auction dates occurring subsequent to December 31, 2007. While all of the auctions involving all of the securities held by the Company as of December 31, 2007, were successful during January 2008, auctions involving $80.0 million of these securities failed to attract sufficient demand in February 2008, resulting in our continuing to hold such securities.

     We will continue to monitor credit market conditions to assess the liquidity of our short-term investments. Due to our ability to access our cash and cash equivalents, amounts available under our revolving credit facility, and our expected operating cash flows, we believe that we have adequate liquidity available to meet our obligations.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

(3) Accounts Receivable

     Accounts receivable at December 31, 2007 and 2006 consist of:

	2007	2006
	(In thousands)
Trade Accounts Receivable	$241,288	$204,892
Less allowance for sales adjustments and uncollectible accounts (1)	(42,370)	(34,359)
	$198,918	$170,533

(1) The Company recorded an allowance for sales adjustments of $10.7 million in 2006 pursuant to SEC Staff Accounting Bulletin No. 108 (see Note 9).

(4) Property and Equipment, Net

     Property and equipment at December 31, 2007 and 2006 consist of:

	2007	2006
	(In thousands)
Land and improvements	$3,111	$3,111
Building and improvements	21,830	21,023
Medical rental equipment	696,824	612,679
Equipment, furniture and other	178,534	156,194
	900,299	793,007
Less accumulated depreciation	(560,148)	(471,682)
Net property and equipment	$340,151	$321,325

     Depreciation of medical rental equipment was approximately $82.6 million in 2007, $68.7 million in 2006 and $62.3 million in 2005.

(5) Leases

     The Company entered into a three-year capital lease in 2007 covering computer equipment with an outstanding balance of $0.3 million at December 31, 2007. The Company entered into a two-year capital lease in 2005 covering computer equipment with no outstanding balance at December 31, 2007 and $0.4 million outstanding at December 31, 2006. The book value of the underlying equipment is included in Property and Equipment as follows:

	2007	2006
	(In thousands)
Equipment and furniture	$1,250	$815
Less accumulated depreciation	(614)	(244)
	$636	$571

     Amortization of assets held under capital leases of $1.0 million, $1.0 million and $0.9 million in 2007, 2006 and 2005, respectively, is included with depreciation expense in the accompanying statement of operations.

     The Company has noncancelable lease obligations, primarily for buildings, office equipment and vehicles, that expire over the next six years and may provide for renewal options for periods ranging from one year to five years and that require the Company to pay ancillary costs such as maintenance and insurance. The Company records its respective rent expense and amortization of leasehold improvements on a straight-line basis over the initial term of the lease and the Company does not negotiate rent holidays, rent concessions or leasehold improvements in its office leases. Operating lease expense was approximately $51.7 million in 2007, $47.7 million in 2006 and $43.2 million in 2005. Future minimum lease payments under capital leases and noncancelable operating leases as of December 31, 2007, are as follows:

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

	Capital	Operating
	leases	leases
	(In thousands)
2008	$144	$39,230
2009	150	26,416
2010	13	15,008
2011	—	5,503
2012	—	1,502
Thereafter	—	195
Total minimum lease payments	$307	$87,854

(6) Long-Term Obligations

     Long-term obligations at December 31, 2007 and 2006 consist of:

	2007	2006
	(In thousands)
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a callable option in 2012	$275,000	$—
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a callable option in 2014	275,000	—
Convertible debt to mature in 2033, bearing fixed interest of 3.0%, with a callable option in 2008	275,000	275,000
Eurodollar loans under five year revolving credit agreement bearing annual interest equal to the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus an applicable margin based on the Company’s consolidated leverage ratio (consolidated funded indebtedness to consolidated
EBITDA)	10,000	60,000
Capital lease obligations due through 2010	307	436
Unsecured, deferred acquisition obligations net of imputed interest, payable in various
installments through 2008	2,900	10,611
Total long-term obligations	838,207	346,047
Less: current installments	288,044	71,047
Long-term debt, excluding current installments	$550,163	$275,000

     The Company’s current revolving credit agreement with several lenders and Bank of America N.A. as agent, dated December 1, 2006, permits the Company to borrow amounts up to $390.0 million under a five-year revolving credit facility. The five-year revolving credit facility contains a $60.0 million letter of credit sub-facility, which reduces the principal amount available under the five-year revolving credit facility by the amount of outstanding letters of credit on the sub-facility. As of December 31, 2007 and 2006, $10.0 million and $60.0 million, respectively, in borrowings were outstanding on the five-year credit facility and $23.5 million and $19.0 million, respectively, in standby letters of credit were issued as of those dates. The revolving five-year credit agreement has a maturity date of December 1, 2011. Upon entering into the five-year credit agreement, origination and other upfront fees and expenses of $1.0 million were paid and are being amortized over five years. In addition to the upfront fees, the Company pays an annual administration agency fee along with a quarterly facility fee. The facility fee is based on the Company’s consolidated leverage ratio and ranges between 0.10% and 0.175% annually. The leverage ratio is calculated each quarter to determine the applicable interest rate on revolving loans, the letter of credit fee and the facility fee for the following quarter. The revolving credit agreement contains several financial and other negative and affirmative covenants customary in such agreements and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. The financial covenants in the Company’s credit agreement include interest coverage and leverage ratios, as defined in the agreement. The Company’s credit agreement requires compliance with all covenants set forth in the agreement and the Company was in compliance with all covenants as of December 31, 2007 and 2006. The credit agreement defines the occurrence of certain specified events as events of default which, if not waived by or cured to the satisfaction of the requisite lenders, allow the lenders to take actions against the Company, including termination of commitments under the agreement, acceleration of any unpaid principal and accrued interest in respect of outstanding borrowings, payment of additional cash collateral to be held in escrow for the benefit of the lenders and enforcement of any and all rights and interests created and existing under the credit agreement.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

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

     On October 31, 2007, the Company completed the sale of $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures will pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and will be convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of the Company’s common stock or in a combination of cash and shares of common stock, at the Company’s option. The initial base conversion rate for the Debentures is 19.5044 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to an initial base conversion price of approximately $51.27 per share. In addition, if at the time of conversion the applicable price of the Company’s common stock exceeds the base conversion price, holders of the Series A Debentures and Series B Debentures will receive an additional number of shares of common stock per $1,000 principal amount of the Debentures, as determined pursuant to a specified formula. The Company will have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require the Company to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

     On June 11, 2003, the Company completed the sale of $250.0 million aggregate principal amount of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) in a private placement. On June 23, 2003, the Company sold an additional $25.0 million principal amount of Debentures pursuant to the exercise in full of an over-allotment option granted to the initial purchasers of the Debentures. The Debentures are convertible into shares of Lincare common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. This is equivalent to a total of 5,156,663 shares at a conversion price of approximately $53.33 per share of common stock. The Debentures are convertible into common stock in any calendar quarter if, among other circumstances, the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the applicable conversion price per share ($64.00 per share) of Lincare common stock on such last trading day. Interest on the Debentures is payable at the rate of 3.0% per annum on June 15 and December 15 of each year. The Debentures are senior unsecured obligations and will mature on June 15, 2033. The Debentures are redeemable by the Company on or after June 15, 2008, and may be put to the Company for repurchase on June 15, 2008, 2010, 2013, or 2018. The Debentures are not secured by any assets of the Company or guaranteed by the Company or by those of its subsidiaries. As a result, the Debentures are effectively subordinated to the revolving bank credit facility. Due to the right of the holders of the Debentures to put the securities to us for cash within one year of December 31, 2007 balance sheet date, the Company reclassified the Debentures from a long-term obligation to a current liability on the consolidated balance sheet as of December 31, 2007.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

     The aggregate maturities of long-term obligations for each of the five years subsequent to December 31, 2007 are as follows:

(In thousands)
2008	$288,044
2009	150
2010	13
2011	—
2012	275,000
Thereafter	275,000
$838,207

(7) Income Taxes

     The tax effects of temporary differences that account for significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$8,678	$8,700
Accruals	8,290	7,014
Deferred revenue	4,351	3,458
Stock-based compensation	12,216	7,049
Other	11,592	6,340
	45,127	32,561
Less: Valuation allowance	__	__
Total deferred tax assets	45,127	32,561
Deferred tax liabilities:
Tax over book intangible asset amortization	(169,195)	(139,563)
Tax over book depreciation	(41,151)	(45,854)
Convertible debt interest	(21,654)	(14,736)
Other	(1,302)	(13,073)
Total deferred tax liabilities	(233,302)	(213,226)
Net deferred tax liabilities	$(188,175)	$(180,665)

     There is no valuation allowance for deferred tax assets. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to allow for the utilization of its deferred tax assets.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

     Income tax expense attributable to operations consists of:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Current:
Federal	$101,570	$102,612	$104,002
State	8,441	6,023	9,667
Total current	110,011	108,635	113,669
Deferred:
Federal	21,977	14,148	16,060
State	2,603	4,079	(359)
Total deferred	24,580	18,227	15,701
Total income tax expense	$134,591	$126,862	$129,370
Total income tax expense allocation:
Income from operations	$134,591	$126,862	$129,370
Stockholders’ equity, for compensation expense for tax purposes
in excess of amounts recognized for financial reporting purposes	(12,040)	(557)	(26,520)
	$122,551	$126,305	$102,850

     Total income tax expense differs from the amounts computed by applying a U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Computed “expected” tax expense	$126,234	$118,945	$120,073
State income taxes, net of federal income tax benefit	7,179	6,566	6,050
Other	1,178	1,351	3,247
Total income tax expense	$134,591	$126,862	$129,370

     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, the Company recognized a charge to stockholders’ equity of $0.6 million as a cumulative effect adjustment. As of January 1, 2007 and December 31, 2007 respectively, the Company had gross unrecognized tax benefits including interest and penalties, of $17.9 million and $17.7 million of which $12.2 million and $12.0 million, net of federal tax benefit, if recognized, would favorably affect the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross amount provided for potential interest and penalties at the date of adoption totaled $3.2 million and $1.0 million respectively. The gross amount provided for potential interest and penalties at December 31, 2007 totaled $3.9 million and $0.9 million, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

     A reconciliation of the beginning and ending balances of the Company’s gross liability for unrecognized tax benefits excluding the related interest and penalties at December 31, 2007 is a follows:

2007
(In thousands)
Total gross unrecognized tax benefits at January 1, 2007	$13,748
Additions for tax positions related to the current year	1,627
Additions for tax positions related to prior years	577
Reductions for tax positions related to prior years	(2,362)
Settlements	(464)
Reductions due to lapse in statute of limitations	(166)
Total gross unrecognized tax benefits at December 31, 2007	$12,960

     The Company conducts business nationally and, as a result, files U.S. federal income tax returns and returns in various state and local jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the United States. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations for years before 2002.

     The Internal Revenue Service (“IRS”) closed its examination of the Company’s U.S. income tax returns for the years 2001 through 2003 in the third quarter of 2007. The Company subsequently filed additional claims for the years 2002 through 2005. The examination phase of the audit for the year 2005 has concluded with the exception of the additional claim and it is likely that the examination of the year 2006 will conclude in 2008. The Company has been invited to participate in the IRS’s Compliance Assurance Program, or CAP, for the years 2007 and 2008. The objective of CAP is to reduce taxpayer burden and uncertainty, while assuring the IRS of the tax return’s accuracy prior to filing, thereby reducing or eliminating the need for post-filing examination.

     The Company does not expect that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

(8) Other Current Liabilities

     Other current liabilities at December 31, 2007 and 2006 consist of:

	2007	2006
	(In thousands)
Deferred revenue	$40,917	$38,121
Other current liabilities	11,328	2,735
	$52,245	$40,856

(9) Staff Accounting Bulletin No. 108 (SAB 108)

      In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach (the “dual approach”) and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006.

     Traditionally, there have been two methods available for quantifying the effects of misstatements in financial statements, the “roll-over” method and the “iron curtain” method. The roll-over method considers the impact of errors or misstatements on the current-year income statement, including the effect of reversing prior-year misstatements, but its use can result in the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, considers the effect of correcting the accumulation of prior and current year misstatements in the period ending balance sheet. Prior to the Company’s adoption of SAB 108, the Company applied the roll-over method in quantifying financial statement misstatements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

     During the fourth quarter of 2006, the Company adopted the provisions of SAB 108 effective as of January 1, 2006. As permitted by SAB 108, the Company elected to record the effects of applying SAB 108 using the cumulative effect transition method, thereby recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. The misstatements that were corrected are described below.

     Certain items provided by the Company are reimbursed under rental arrangements that generally provide for fixed monthly payments for as long as the patient is using the equipment and medical necessity continues (subject to capped rental arrangements which limit the rental payment periods in some instances). Once initial delivery of rental equipment is made to the patient, a monthly billing cycle is established based on the date of delivery. Monthly rental billings are generated in 30-day cycles so that each month’s billing falls on approximately the same day of the month as the initial billing. No separate payment is earned from the initial equipment delivery and setup process. During the rental period, the Company is responsible for servicing the equipment and providing routine maintenance, if necessary. In all accounting periods prior to the application of SAB 108 and in all instances where such rental arrangements occurred in the past, rental revenue was recognized on the cycle billing date for the full month’s billing amount.

     This accounting treatment resulted in an overstatement of revenue at each calendar month-end period. More appropriately, revenues recorded from rental arrangements should have been recognized ratably over the 30-day service period with a portion deferred for the amount of the monthly bill that is unearned at calendar month-end. The Company previously quantified these errors under the roll-over method and concluded that they were immaterial.

     In its application of SAB 108, the Company corrected the errors resulting from its rental revenue recognition policies by deferring the unearned portion of rental revenues and establishing a deferred revenue liability on its balance sheet. The deferral of rental revenues also required an adjustment to deferred income taxes. In electing the cumulative effect transition method in applying SAB 108, the Company recorded cumulative adjustments to the carrying amounts of liabilities for deferred revenue and deferred income taxes by $34.4 million and $13.3 million, respectively, in its 2006 opening balance sheet and an offsetting adjustment to its opening balance of retained earnings in the amount of $21.1 million.

     Pursuant to its application of SAB 108, the Company made additional adjustments to its 2006 opening balance sheet related to the recording of an allowance for sales adjustments against accounts receivable. The Company’s revenues are recorded at net realizable amounts estimated to be paid by customers and third-party payors. The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to the Company’s collection procedures. The Company reports revenues in its financial statements net of such adjustments.

     Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts from certain payors may result in adjustments to amounts originally recorded.

     The Company had historically reported revenues in its financial statements prior to the application of SAB 108 net of such sales adjustments at the time they were identified but did not report accounts receivable net of a specific allowance for estimates of such sales adjustments. The Company does, however, report accounts receivable net of allowances for uncollectible accounts (i.e., bad debt). Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payor’s inability or refusal to pay.

     In all accounting periods prior to the application of SAB 108 and in all instances where such sales adjustments were recorded in the past, the Company consistently applied this accounting treatment which resulted in the recording of sales adjustments related to prior period revenues against current period revenues that either overstated or understated net revenues within each financial statement period. More appropriately, an estimate of sales adjustments arising from differences between the payment amounts received and the expected realizable amounts should have been recorded at the time that revenues were recognized and an allowance recorded against accounts receivable for estimates of such sales adjustments. The Company previously quantified these errors under the roll-over method and concluded that they were immaterial.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

     In its application of SAB 108, the Company corrected the errors by establishing an allowance against accounts receivable for sales adjustments on its balance sheet. The recognition of such allowances also required an adjustment to deferred income taxes. In electing the cumulative effect transition method in applying SAB 108, the Company recorded cumulative adjustments to the carrying amounts of the allowance for doubtful accounts and deferred income taxes by $10.7 million and $4.2 million, respectively, in its 2006 opening balance sheet and an offsetting adjustment to its opening balance of retained earnings in the amount of $6.5 million.

     The cumulative effect of correcting the financial statement misstatements in accordance with SAB 108 was an increase in deferred revenue and the allowance for doubtful accounts of $34.4 million and $10.7 million, respectively, and reduced retained earnings of $27.6 million. Deferred income tax adjustments totaling $17.5 million were also recorded as part of the cumulative adjustment.

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

     Through December 31, 2005, the Company accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and, accordingly, recognized no compensation expense related to stock options and employee stock purchases. For grants of restricted stock, other than those awarded under long-term incentive agreements, the fair value of the shares at the date of grant was amortized to compensation expense over the award’s vesting period. The Company had historically reported pro forma results under the disclosure-only provisions of SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

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

     Prior to adopting SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS No. 123R, $5.0 million and $1.1 million of excess tax benefits for the years ended December 31, 2007 and 2006, respectively, have been classified as a financing cash inflow as well as an operating cash outflow. Additionally, $12.4 million and $3.5 million have been included in the change in income taxes payable as an operating cash inflow for the years ended December 31, 2007 and 2006, respectively.

     For the years ended December 31, 2007, 2006 and 2005, the Company recognized total stock-based compensation costs of $18.0 million, $20.3 million and $2.9 million, respectively, as well as related tax benefits of $6.4 million, $6.6 million and $0.3 million, respectively. All stock-based compensation costs are expensed using a graded method approach and are either classified within operating or selling, general and administrative expenses on the attached consolidated statements of operations. As a result of the adoption of SFAS No. 123R effective January 1, 2006, the Company recognized compensation costs of $15.5 million and $17.4 million in 2007 and 2006, respectively, in excess of amounts that would have been recognized if the Company had continued to account for the stock-based compensation programs under APB 25.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Stock Options

     The Company has six outstanding stock option plans that provide for the grant of options and other stock-based awards to officers, employees and directors. To date, stock options have been granted with an exercise price equal to the fair value of the stock at the date of grant. Stock options generally have eight to ten year expiration terms and generally vest over one to five years depending on the particular grant. As of December 31, 2007, approximately 3.5 million shares are available for future grant under the Company’s shareholder-approved stock plans. See table below for summary of individual plans.

	Plan Year
	1996	1998	2000	2001	2004	2007	Total
Reserved	4,000,000	3,000,000	2,000,000	6,500,000	4,000,000	4,000,000	23,500,000
Outstanding	20,000	676,500	118,000	4,258,450	2,594,666	1,288,000	8,955,616
Available
for grant	—	—	500	104,800	634,706	2,712,000	3,452,006

     The following table summarizes information about stock options outstanding under the plans at December 31, 2007:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Number	Life	Price	Number	Price
$12.25–$24.45	936,000	1.48 years	$19.18	936,000	$19.18
$24.50–$32.00	3,890,966	2.70 years	29.40	3,890,966	29.40
$32.00–$42.33	4,128,650	6.36 years	40.52	699,141	40.80
$ 12.25–$42.33	8,955,616	4.26 years	$33.46	5,526,107	$29.11

     The Company believes that the Black-Scholes valuation model provides a reasonable estimate of the fair value of the Company’s stock options, particularly in view of the absence of any market-based or performance-based vesting conditions attached to those stock options. The Black-Scholes option pricing model requires, among other things, an estimate of expected share price volatility. The Company considers the use of both historical and implied volatility assumptions in calculating the fair value of stock options issued. Prior to 2005, the Company used only historical volatility in calculating the fair value of its stock options. In estimating the fair value of stock options granted during 2005, 2006 and 2007, the Company used implied volatility derived from its publicly-traded options as the volatility input in the option valuation model. In using implied volatility, the Company considered SFAS No. 123R and the guidance provided in Staff Accounting Bulletin No. 107, “Share-Based Payment,” and determined that implied volatility provides the most reliable estimate of expected volatility. The expected option term is based on historical exercise and post-vesting termination patterns. The expected dividend yield is 0% as the Company has not paid any cash dividends on its capital stock and does not anticipate it will pay cash dividends in the foreseeable future. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

     Following are the specific weighted average valuation assumptions for the stock options, where applicable, used for each respective period:

	Year Ended December 31,
	2007	2006	2005
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.69%	5.03%	4.15%
Expected volatility	23.28%	26.21%	24.40%
Expected term	5 years	5 years	5 years

     During the year ended December 31, 2007, the Company granted 1,288,000 stock options.

     Stock option activity for the years ended December 31, 2005 through 2007 is summarized below:

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise	Contractual Life	Aggregate
	Options	Price	(Years)	Intrinsic Value
Outstanding at December 31, 2004	10,048,100	$23.32	4.59	$194,199,486
Exercised in 2005	(2,740,565)	17.65
Cancelled in 2005	(36,950)	32.82
Options granted in 2005	2,176,100	42.33
Outstanding at December 31, 2005	9,446,685	29.32	4.89	$119,939,146
Exercised in 2006	(521,925)	22.31
Cancelled in 2006	(142,250)	39.02
Options granted in 2006	874,400	38.51
Outstanding at December 31, 2006	9,656,910	30.38	4.26	$96,515,984
Exercised in 2007	(1,886,688)	21.09
Cancelled in 2007	(102,606)	40.74
Options granted in 2007	1,288,000	39.03
Outstanding at December 31, 2007	8,955,616	$33.46	4.26	$37,355,609
Exercisable at December 31, 2007	5,526,107	$29.11	2.90	$37,355,609
Vested or expected to vest as of December 31, 2007	8,713,854	$33.24	4.21	$37,355,609

     Stock options outstanding at December 31, 2007, were 8,955,616. Of those stock options outstanding at December 31, 2007, 5,526,107 are exercisable at December 31, 2007 and 3,429,509 are unvested. Of the total stock options outstanding at December 31, 2007, 8,713,854 stock options are vested or expected to vest in the future, net of expected cancellations and forfeitures of 241,762. The intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, amounted to $33.0 million, $8.6 million and $68.7 million, respectively.

Restricted Stock

     Under the 2004 Stock Plan, certain key employees may be granted restricted stock at nominal cost to them. Restricted stock is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company’s common stock. Restricted stock vests upon the employees’ fulfillment of specified performance and/or service-based conditions. On May 17, 2007 and October 1, 2007, the Company granted 383,500 and 5,800 shares, respectively, of restricted stock to certain employees. On December 14, 2006, the Company granted 8,000 shares of restricted stock to certain employees. The restrictions lapse in three equal annual installments. Prior to the adoption of SFAS No. 123R, unearned compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of stockholders’ equity and subsequently amortized to compensation expense over the vesting period of the awards. All unamortized unearned compensation at January 1, 2006 was reclassified to additional paid-in capital. During the years ended December 31, 2007, 2006 and 2005, the Company recognized $2.6 million, $2.9 million and $2.9 million, respectively, of stock-based compensation expense related to restricted stock.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

     A summary of the status of unvested restricted stock for the years ended December 31, 2005 through 2007 is presented below:

		Weighted-
		Average Grant
		Date Fair Value
	Shares	Per Share
Unvested at January 1, 2005	260,000	$31.72
Granted	0	—
Vested	(86,667)	31.72
Forfeited	0	—
Unvested at December 31, 2005	173,333	31.72
Granted	8,000	39.30
Vested	(86,667)	31.72
Forfeited	0	—
Unvested at December 31, 2006	94,666	32.36
Granted	389,300	38.99
Vested	(89,333)	31.95
Forfeited	(22,783)	39.09
Unvested at December 31, 2007	371,850	$38.99

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

     During the years ended December 31, 2007, 2006 and 2005, 43,767 shares, 41,973 shares and 51,939 shares, respectively, of common stock were purchased under the Stock Purchase Plan resulting in compensation cost of $0.3 million and $0.3 million and $0.0 million, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

Total Stock-Based Compensation

     SFAS No. 123R requires the disclosure of pro forma information for periods prior to the adoption. The following table illustrates the effect on net income and earnings per share for 2005 as if the Company had recognized compensation expense for all stock-based payments to employees based on their fair values:

Year Ended
December 31,
2005
(In thousands, except
per share data)
Net income:
As reported	$213,696
Add: Stock-based employee compensation expense included in net
income, net of related tax effects	1,783
Deduct: Total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects	(10,282)
Pro forma net income	$205,197
Earnings per common share:
Basic—as reported	$2.16
Diluted—as reported (1)	$2.06
Basic—pro forma	$2.07
Diluted—pro forma (1)	$1.98

(1)

Figures reflect the application of the “if converted” method of accounting for the Company’s outstanding 3.0% convertible debentures in accordance with EITF Issue No. 04-8, effective for reporting periods ending after December 15, 2004.

     The following weighted-average per share fair values were determined for stock-based compensation grants or employee stock purchases occurring during the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Options granted	$12.23	$11.94	$12.46
Restricted stock and stock awards granted	$38.99	$39.30	n/a
Employee stock purchases	$7.38	$7.80	$8.69

     During the years ended December 31, 2007, 2006 and 2005, the Company received cash of $41.1 million, $13.2 million and $50.4 million, respectively, from employee stock purchases and exercises of stock options, and recognized related tax benefits of $12.1 million, $3.2 and $25.1 million, respectively. There were no stock options settled for cash during the years ended December 31, 2007, 2006 and 2005.

      As of December 31, 2007, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock amounted to $22.1 million and $13.2 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2 years and 3 years, respectively.

     The total estimated fair value of stock options vested during 2007, 2006 and 2005 was $11.0 million, $12.3 million and $20.5 million, respectively. The total estimated fair value of restricted stock vested during 2007, 2006 and 2005 was $2.9 million, $2.7 million and $2.7 million, respectively.

     The Company issues new shares of common stock to satisfy stock-based awards upon exercise.

(12) Net Revenues

     Included in the Company’s net revenues is reimbursement from the federal government under Medicare, Medicaid and other federally funded programs, which aggregated approximately 64% of net revenues in 2007, and 67% of net revenues in 2006 and 2005, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

     The following table sets forth a summary of the Company’s net revenues by product category:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Oxygen and other respiratory therapy	$1,470,363	$1,295,983	$1,154,268
Home medical equipment and other	125,627	113,812	112,359
Total	$1,595,990	$1,409,795	$1,266,627

     Included in net revenues are rental and sale items that comprise approximately 66.7% and 33.3% of total revenues in 2007, approximately 69.6% and 30.4% in 2006, and approximately 71.4% and 28.6% in 2005, respectively.

(13) Income Per Common Share

     Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in earnings, including stock options and outstanding 3% convertible debt. When the exercise of stock options is anti-dilutive, they are excluded from the calculation. For the year ended December 31, 2007, the number of excluded shares underlying anti-dilutive stock options was 577,556. For the year ended December 31, 2006, the number of excluded shares underlying anti-dilutive stock options was 35,020. There were no anti-dilutive stock options excluded from the calculation for the year ended December 31, 2005.

     In October 2004, the Emerging Issues Task Force (“EITF”) ratified the consensus on EITF Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” that the impact of contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price conversion condition has been met. This provision is effective for all reporting periods presented.

     A reconciliation of the numerators and the denominators of the basic and diluted income per common share computations is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Numerator:
Basic — Income available to common stockholders	$226,077	$212,981	$213,696
Adjustment for assumed dilution:
Interest on 3% convertible debt, net of tax	5,172	5,170	5,139
Diluted — Income available to common stockholders and holders of dilutive securities	$231,249	$218,151	$218,835
Denominator:
Weighted average shares	83,387	94,209	98,913
Effect of dilutive securities:
Stock options	1,144	1,740	2,236
3% convertible debt	5,157	5,157	5,157
Adjusted weighted average shares	89,688	101,106	106,306
Per share amount:
Basic	$2.71	$2.26	$2.16
Diluted	$2.58	$2.16	$2.06

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007, 2006 and 2005

     The Company acquired certain assets of three businesses in 2007, 10 businesses in 2006 and 15 businesses in 2005. Consideration for the acquisitions generally included cash, deferred acquisition payments (unsecured non-interest bearing) and the assumption of certain liabilities.

     Each acquisition during 2007, 2006 and 2005 was accounted for as a purchase. The results of operations of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition. Each of the acquired companies conducted operations similar to that of the Company. These allocations are inclusive of amounts not yet paid.

     The total aggregate cost of the acquisitions described above was as follows:

	2007	2006	2005
	(In thousands)
Cash	$4,775	$60,068	$93,326
Deferred acquisition obligations	1,210	12,310	27,994
Assumption of liabilities	23	164	479
	$6,008	$72,542	$121,799

     The total aggregate purchase price of the acquisitions described above was allocated as follows:

	2007	2006	2005
	(In thousands)
Current assets	$258	$8,726	$4,263
Property and equipment	83	5,631	3,329
Intangible assets	40	190	225
Goodwill	5,627	57,995	113,982
	$6,008	$72,542	$121,799

     The following unaudited pro forma supplemental information on the results of operations for the years ended December 31, 2007 and 2006 includes the 2007 acquisitions as if they had been combined at the beginning of 2006.

	2007	2006
	(In thousands, except
	per share data)
Net revenues	$1,599,860	$1,414,052
Net income	$226,824	$213,794
Basic — income per common share	$2.72	$2.27
Diluted — income per common share	$2.59	$2.17

     This unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of 2006 or of future results of operations of the combined companies.

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
December 31, 2007, 2006 and 2005

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

(16) Quarterly Financial Data (Unaudited — see accompanying accountants’ report)

     The following is a summary of quarterly financial results for the years ended December 31, 2007 and 2006:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2007:
Net revenues	$378,459	$397,083	$408,152	$412,296
Operating income	$90,429	$94,104	$99,089	$99,526
Net income	$53,895	$55,955	$58,639	$57,588
Income per common share:
Basic	$0.62	$0.66	$0.69	$0.73
Diluted	$0.59	$0.63	$0.66	$0.70
2006:
Net revenues	$333,591	$350,127	$358,013	$368,064
Operating income	$79,672	$86,565	$89,138	$91,684
Net income	$47,886	$51,905	$56,222	$56,968
Income per common share:
Basic	$0.50	$0.55	$0.60	$0.62
Diluted	$0.48	$0.52	$0.57	$0.59

SCHEDULE II

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Net Sales				Balance at
	Beginning	Charged to	Adjustments				End of
Description	of Period	Expenses	and Other		Deductions		Period
	(In thousands)
Year Ended December 31, 2007
Deducted from asset accounts:
Allowance for sales adjustments and
uncollectible accounts	$34,359	$23,940	$6,264	(1)	$22,193	(2)	$42,370
Year Ended December 31, 2006
Deducted from asset accounts:
Allowance for sales adjustments and
uncollectible accounts	$15,678	$21,147	$11,636	(1)(3)	$14,102	(2)	$34,359
Year Ended December 31, 2005
Deducted from asset accounts:
Allowance for uncollectible accounts	$15,468	$18,999	($268)	(1)	$18,521	(2)	$15,678

(1) To record net sales adjustments and allowance on business combinations.

(2) To record write-offs, net of recoveries.

(3) Includes SAB 108 adjustment to beginning balance of $10.7 million (see Note 9 within the Notes to Consolidated Financial Statements).

INDEX OF EXHIBITS

Exhibit
Number	Exhibit
3.10(C)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.
3.11(C)	Certificate of Amendment to the Amended and Restated
Certificate of Incorporation of Lincare Holdings Inc.
3.20(T)	Amended and Restated By-Laws of Lincare Holdings Inc.
4.1(I)	Lincare Holdings Inc. Indenture dated as of June 11, 2003
4.2(I)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003
10.20(A)	Non-Qualified Stock Option Plan of Registrant
10.21(A)	Lincare Holdings Inc. 1991 Stock Plan
10.22(E)	Lincare Holdings Inc. 1994 Stock Plan
10.23(E)	Lincare Holdings Inc. 1996 Stock Plan
10.24(E)	Lincare Holdings Inc. 1998 Stock Plan
10.25(E)	Lincare Holdings Inc. 2000 Stock Plan
10.27(J)	Amended Lincare Holdings Inc. 2001 Stock Plan
10.28(K)	Lincare Holdings Inc. 2004 Stock Plan
10.29(R)	Lincare Holdings Inc. 2007 Stock Plan
10.30(G)	Lincare Inc. 401(k) Plan
10.31(B)	Employee Stock Purchase Plan
10.34(L)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and John P. Byrnes
10.35(L)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and Paul G. Gabos
10.36(L)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and Shawn S. Schabel
10.37(L)	Restricted Stock Agreement between Lincare Holdings Inc. and John P. Byrnes
10.38(L)	Restricted Stock Agreement between Lincare Holdings Inc. and Paul G. Gabos
10.39(L)	Restricted Stock Agreement between Lincare Holdings Inc. and Shawn S. Schabel
10.40(F)	Form of Executive Employment Agreement dated December 15, 2001
10.41(M)	Executive Employment Agreements dated November 15, 2004
10.50(B)	Form of Non-employment Director Stock Option Agreement
10.51(B)	Form of Non-qualified Stock Option Agreement
10.60(G)	Amended and Restated Credit Agreement dated as of April 25, 2002
10.63(J)	First Amendment to Amended and Restated Credit Agreement dated June 4, 2003
10.64(N)	Second Amendment to Amended and Restated Credit Agreement dated December 10, 2004
10.65(O)	Third Amendment to Amended and Restated Credit Agreement dated April 26, 2005
10.66(P)	Fourth Amendment to Amended and Restated Credit Agreement dated June 28, 2005
10.67	First Supplemental Indenture between Lincare Holdings and U.S. Bank Trust National Association dated December 17, 2004
10.68(Q)	Credit Agreement with Bank of America, N.A. as Agent and Calyon, New York Branch as Syndication Agent dated December 1, 2006
10.70(D)	Senior Secured Note Purchase Agreement among Lincare Holdings Inc., as Borrower, and several note holders with Bank of America, N.A., as Agent
10.71(D)	Form of Series A Note
10.72(D)	Form of Series B Note
10.73(D)	Form of Series C Note
10.75(S)	First Amendment to Credit Agreement dated October 31, 2007.
10.76(S)	Registration Rights Agreement dated October 31, 2007.
10.77(S)	Indenture Between Lincare Holdings Inc. and U.S. Bank National Association dated October 31, 2007
10.78(S)	Indenture Between Lincare Holdings Inc. and U.S. Bank National Association dated October 31, 2007.
10.79(U)	Second Amended Executive Employment Agreements dated December 28, 2007.
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries of Lincare Holdings Inc.
23.1	Consent of KPMG LLP
24.1	Special Powers of Attorney
31.1	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

A	Incorporated by reference to the Corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33- 44672).
B	Incorporated by reference to the Registrant’s Form 10-K dated March 26, 1998.
C	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.
D	Incorporated by reference to the Registrant’s Form 10-Q dated November 13, 2000.
E	Incorporated by reference to the Registrant’s Form 10-K dated March 29, 2001.
F	Incorporated by reference to the Registrant’s Form 10-K dated March 28, 2002.
G	Incorporated by reference to the Registrant’s Form 10-Q dated May 13, 2002.
H	Incorporated by reference to the Registrant’s Form 10-Q dated August 13, 2002.
I	Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.
J	Incorporated by reference to the Registrant’s Form 10-Q dated August 14, 2003.
K	Incorporated by reference to the Registrant’s Form DEF 14-A dated April 22, 2004.
L	Incorporated by reference to the Registrant’s Form 10-Q dated November 9, 2004.
M	Incorporated by reference to the Registrant’s Form 8-K dated November 18, 2004.
N	Incorporated by reference to the Registrant’s Form 8-K dated December 16, 2004.
O	Incorporated by reference to the Registrant’s Form 8-K dated April 26, 2005.
P	Incorporated by reference to the Registrant’s Form 8-K dated June 28, 2005.
Q	Incorporated by reference to the Registrant’s Form 8-K dated December 4, 2006.
R	Incorporated by reference to the Registrant’s Form DEF 14-A dated April 5, 2007.
S	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2007.
T	Incorporated by reference to Registrant’s Form 8-K dated November 26, 2007.
U	Incorporated by reference to the Registrant’s Form 8-K dated January 3, 2008.