Form 10-Q
period 2008-03-31
LINCARE HOLDINGS INC
filed 2008-05-07
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $0.01 par value	73,201,176

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$104,196	$51,707
Short-term investments	0	98,250
Accounts receivable, net	212,887	198,918
Income tax receivable	0	3,399
Inventories	8,940	8,971
Prepaid and other current assets	2,699	4,359
Deferred income taxes	0	607

Total current assets	328,722	366,211

Property and equipment, net	342,962	340,151
Long-term investments	98,075	0
Goodwill	1,208,370	1,208,370
Other	12,751	13,632

Total assets	$1,990,880	$1,928,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations	$278,045	$288,044
Accounts payable	55,830	60,245
Accrued expenses:
Compensation and benefits	29,092	22,134
Liability insurance	17,630	15,806
Other current liabilities	58,466	52,245
Income taxes payable	20,019	0
Deferred income taxes - current	493	0

Total current liabilities	459,575	438,474

Long-term obligations, excluding current installments	550,126	550,163
Deferred income taxes and other taxes	217,287	205,939

Total liabilities	1,226,988	1,194,576

Commitments and contingencies:
Stockholders’ equity:
Common stock	732	742
Additional paid-in capital	461,039	456,437
Retained earnings	302,121	276,609

Total stockholders’ equity	763,892	733,788

Total liabilities and stockholders’ equity	$1,990,880	$1,928,364

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended
	March 31, 2008	March 31, 2007
Net revenues	$415,420	$378,459

Costs and expenses:
Cost of goods and services	97,587	88,134
Operating expenses	96,278	91,884
Selling, general and administrative expenses	82,195	76,367
Bad debt expense	6,231	5,677
Depreciation expense	29,509	25,901
Amortization expense	55	67

	311,855	288,030

Operating income	103,565	90,429

Other income (expense):
Interest income	2,058	573
Interest expense	(6,882)	(4,949)

	(4,824)	(4,376)

Income before income taxes	98,741	86,053
Income tax expense	38,081	32,158

Net income	$60,660	$53,895

Basic earnings per common share	$0.83	$0.62

Diluted earnings per common share	$0.79	$0.59

Weighted average number of common shares outstanding	72,860	86,401

Weighted average number of common shares and common share equivalents outstanding	78,304	93,180

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$60,660	$53,895
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	6,231	5,677
Depreciation and amortization expense	29,564	25,968
Net (gain) loss on disposal of property and equipment	(6)	4
Amortization of debt issuance costs	843	107
Stock-based compensation expense	4,015	3,289
Deferred income taxes	12,209	8,933
Excess tax benefit from stock-based compensation	(19)	(512)
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts receivable	(20,200)	(25,173)
Decrease in inventories	31	1,316
Decrease in prepaid and other assets	1,646	2,174
Decrease in accounts payable	(7,262)	(965)
Increase in accrued expenses	15,243	9,922
Increase in income taxes payable	23,452	22,091

Net cash provided by operating activities	126,407	106,726

Cash flows from investing activities:
Proceeds from sale of property and equipment	14	26
Capital expenditures	(29,481)	(29,853)
Purchases of investments	(31,450)	0
Sales and maturities of investments	31,625	0

Net cash used in investing activities	(29,292)	(29,827)

Cash flows from financing activities:
Proceeds from issuance of debt	0	205,435
Payments of principal on debt	(10,036)	(1,360)
Payments of debt issuance costs	(4)	0
Proceeds from exercise of stock options and issuance of common shares	606	3,646
Excess tax benefit from stock-based compensation	19	512
Payments to acquire treasury stock	(35,211)	(275,022)

Net cash used in financing activities	(44,626)	(66,789)

Net increase in cash and cash equivalents	52,489	10,110
Cash and cash equivalents, beginning of period	51,707	25,075

Cash and cash equivalents, end of period	$104,196	$35,185

Supplemental disclosure of cash flow information:
Cash paid for interest	$149	$705

Cash paid for income taxes	$2,207	$1,863

Supplemental disclosure of non-cash financing activities:
Assets acquired under capital lease	$0	$435

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles accepted in the United States for interim financial information and with the instructions to Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes to the financial statements of Lincare Holdings Inc. and Subsidiaries (the “Company”) on Form 10-K for the fiscal year ended December 31, 2007. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Investments: The Company classifies its investments in marketable securities with readily determinable fair values as investments available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities consist of auction rate securities not classified as trading securities or as securities to be held to maturity. The Company has classified all investments as available-for-sale. There were no unrealized holding gains or losses on available-for-sale securities in the periods presented.

At March 31, 2008, the Company held $98.1 million of investment grade auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. Under the provisions of SFAS No. 115, the investments are classified as available-for-sale and are carried at fair value, with any unrealized gains and losses included in comprehensive income as a separate component of shareholders’ equity. The book value of available-for-sale investments held at March 31, 2008, approximated fair value. Therefore, the Company had no reported unrealized gains or losses.

During the first quarter of 2008, the Company reclassified all of its investments in auction rate securities from short-term to long-term investments. Of the auction rate securities held as of March 31, 2008, $60.7 million are secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. The remaining $37.4 million was comprised of securities backed by pools of municipal bonds. All of the auction rate securities held by the Company are senior obligations under the applicable indentures authorizing the issuance of such securities. Recent turmoil in the credit markets has resulted in widespread failures to attract demand for such securities at the periodic auction dates occurring subsequent to December 31, 2007. As of March 31, 2008, all of the securities held by the Company continued to experience auction failures, resulting in the Company continuing to hold such securities. The Company received partial redemptions, at par, in the amount of $175,000 in February 2008 and $250,000 in April 2008.

The Company will continue to monitor credit market conditions to assess the liquidity of its investments. Due to its ability to access its cash and cash equivalents, amounts available under its revolving credit facility, and its expected operating cash flows, the Company believes that it has adequate liquidity available to meet its obligations.

Concentration of Credit Risk: The Company’s revenues are generated through locations in 47 states. The Company generally does not require collateral or other security in extending credit to customers; however, the

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 61% and 65% of net revenues for the three months ended March 31, 2008 and 2007, respectively. The exclusion of the Company from participating in federally funded programs would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

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

Certain items provided by the Company are reimbursed under rental arrangements that generally provide for fixed monthly payments established by fee schedules for as long as the patient is using the equipment and medical necessity continues (subject to capped rental arrangements that limit the rental payment periods in some instances and that may result in a transfer of title to the equipment at the end of the rental payment period). Once initial delivery of rental equipment is made to the patient, a monthly billing cycle is established based on the initial date of delivery. The Company recognizes rental arrangement revenues ratably over the monthly service period and defers revenue for the portion of the monthly bill that is unearned. No separate payment is earned from the initial equipment delivery and setup process. During the rental period, the Company is responsible for servicing the equipment and providing routine maintenance, if necessary.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Cost of Goods and Services: Cost of goods and services includes the cost of equipment (excluding depreciation of $20.7 million and $18.6 million in 2008 and 2007, respectively), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $12.8 million and $12.3 million for the three-month periods of 2008 and 2007, respectively. Included in cost of goods and services in the three months ended March 31, 2008 are salary and related expenses of pharmacists and pharmacy technicians of $2.7 million. Such salary and related expenses for the three months ended March 31, 2007, were $2.6 million.

Operating Expenses: The Company manages 1,029 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable and discretionary clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the interim periods of 2008 and 2007 within these major categories were as follows:

	Three Months Ended March 31,
Operating Expenses ( in thousands)	2008	2007
Salary and related	$61,750	$58,932
Facilities	14,553	14,271
Vehicles	11,942	10,492
General supplies/miscellaneous	8,033	8,189

Total	$96,278	$91,884

Included in operating expenses during the three months ended March 31, 2008 are salary and related expenses for Service Reps in the amount of $25.2 million. Such salary and related expenses for the three months ended March 31, 2007 were $24.4 million.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three months ended March 31, 2008 are salary and related expenses of $59.1 million. These salary and

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

related expenses include the cost of the Company’s respiratory therapists for the three months ended March 31, 2008 of $15.3 million. Included in SG&A during the three months ended March 31, 2007 are salary and related expenses of $56.0 million. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $15.5 million during 2007. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

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

During the three month periods ended March 31, 2008 and March 31, 2007, the Company did not acquire the business or assets of any companies.

Note 3. Accounts Receivable

Accounts receivable at March 31, 2008 and December 31, 2007 consist of:

	March 31, 2008	December 31, 2007
	(In thousands)
Trade accounts receivable	$256,514	$241,288
Less allowance for sales adjustments and uncollectible accounts	(43,627)	(42,370)

	$212,887	$198,918

Note 4. Property and Equipment, Net

Property and equipment, net at March 31, 2008 and December 31, 2007 consist of:

	March 31, 2008	December 31, 2007
	(In thousands)
Property and equipment at cost	$926,784	$900,299
Less accumulated depreciation	(583,822)	(560,148)

Net property and equipment	$342,962	$340,151

Note 5. Income Taxes

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

The Company does not expect that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months. The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. income tax returns through 2006. The U.S. federal statute of limitations remains open for the year 2002 and onward. There are no material disputes for the open tax years.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company is participating in the IRS’s Compliance Assurance Program, or CAP, for the years 2007 and 2008. The years 2007 and 2008 are currently under examination under the CAP program. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the tax return’s accuracy prior to filing, thereby reducing or eliminating the need for post-filing examination.

Note 6. Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in the Company’s earnings, including securities that may be issued upon conversion of convertible debentures and exercise of outstanding stock options. When the exercise of stock options would be anti-dilutive, they are excluded from the income per common share calculation. For the three months ended March 31, 2008 and 2007, the number of excluded shares underlying anti-dilutive stock options was 1,233,181 and 78,654, respectively.

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended March 31,
	2008	2007
Numerator:
Basic – Income available to common stockholders	$60,660	$53,895
Adjustment for assumed dilution:
Interest on convertible debt, net of tax	1,267	1,292

Diluted – Income available to common stockholders and holders of dilutive securities	$61,927	$55,187

Denominator:
Weighted average shares	72,860	86,401
Effect of dilutive securities:
Incremental shares under stock compensation plans	287	1,622
Incremental shares from assumed conversion of convertible debt	5,157	5,157

Adjusted weighted average shares	78,304	93,180

Per share amount:
Basic	$0.83	$0.62

Diluted (1)	$0.79	$0.59

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s outstanding 3.0% Convertible Senior Debentures due 2033 (see “Liquidity and Capital Resources”) in accordance with EITF No. 04-8.

Note 7. Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under the modified prospective transition method, fair value accounting and recognition provisions of SFAS No. 123R are applied to stock-based awards granted or modified subsequent to the date of adoption and prior periods presented are not restated. In addition, for awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the effective adoption date based on the grant date fair value determined for pro forma disclosure purposes under SFAS No. 123.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three months ended March 31, 2008 and 2007, the Company recognized total stock-based compensation costs of $4.0 million and $3.3 million, respectively, as well as related tax benefits of $1.5 million and $1.0 million, respectively. Substantially all stock-based compensation costs are classified within selling, general and administrative expenses on the accompanying condensed consolidated statements of operations.

Stock Options

Stock option activity for the three months ended March 31, 2008 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	8,955,616	$33.46
Options granted in 2008	0	—
Exercised in 2008	(12,000)	23.58
Forfeited in 2008	(12,100)	40.48

Outstanding at March 31, 2008	8,931,516	$33.47	4.01	$10,361,284

Exercisable at March 31, 2008	5,931,340	$30.06	2.85	$10,361,284

Vested or expected to vest as of March 31, 2008	8,719,359	$33.27	3.98	$10,361,284

Stock options outstanding at March 31, 2008, were 8,931,516. Of the stock options outstanding at March 31, 2008, options for 5,931,340 shares were exercisable and options for 3,000,176 shares are unvested. Of the total stock options outstanding at March 31, 2008, 8,719,359 were vested or expected to vest in the future, net of expected cancellations and forfeitures of 212,157. The intrinsic value of options exercised during the three months ended March 31, 2008 and 2007, amounted to $0.1 million and $2.8 million, respectively.

As of March 31, 2008, the total remaining unrecognized compensation cost related to unvested stock options amounted to $19.0 million, which will be amortized over the weighted-average remaining requisite service period of 1.4 years.

Restricted Stock

The following table summarizes information about restricted stock activity for the three months ended March 31, 2008:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at January 1, 2008	371,850	$38.99
Granted	0	—
Vested	0	—
Forfeited	(7,100)	39.03

Unvested at March 31, 2008	364,750	$38.99

As of March 31, 2008, the total remaining unrecognized compensation cost related to restricted stock amounted to $12.4 million, which will be amortized over the weighted-average remaining requisite service period of 3.2 years.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Comprehensive Income

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

The Company’s comprehensive income is the same as reported net income for the three-month periods ended March 31, 2008 and March 31, 2007.

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

Recent legislation, including the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. In addition, a nebulizer policy revision was recently released by the Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”) that will negatively affect reimbursement for certain inhalation drugs dispensed by our pharmacies to our customers effective July 1, 2008. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. DRA contains provisions that will negatively impact reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning in 2007. MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of DME, including oxygen, beginning in 2005, froze payment amounts for other covered DME items through 2007, established a competitive acquisition program for DME beginning in 2008, and implemented quality standards and accreditation requirements for DME suppliers. The SCHIP Extension Act, DRA and MMA provisions and the nebulizer policy revision, when fully implemented, could materially and adversely affect our business, financial condition, operating results and cash flows.

The SCHIP Extension Act, which became law on December 29, 2007, reduces Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The SCHIP Extension Act requires the Centers for Medicare and Medicaid Services (“CMS”) to adjust the methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted average selling prices (“ASP”) based on actual sales volumes rather than average sales prices. The SCHIP Extension Act also specifically lowers reimbursement for the inhalation drug albuterol. The Congressional Budget Office (“CBO”) estimates that the provisions of the SCHIP Extension Act affecting Part B drug reimbursement will result in reductions in aggregate Medicare outlays for such drugs of $1.0 billion over five years and $2.6 billion over 10 years. Based on the payment rates published by CMS for the second quarter of 2008, we estimate that the provisions affecting payment amounts for inhalation drugs will reduce our reimbursement for such drugs by approximately $15.7 million per quarter beginning April 1, 2008. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on our business in the future.

On April 10, 2008, the DME MACs issued a revision of the Nebulizer Local Coverage Determination (“LCD”) that will cause claims for non-compounded levalbuterol and commercially-available combinations of albuterol and ipratropium to be downcoded and reimbursed based on the allowances for less costly medications. Effective for claims with dates of service on or after July 1, 2008, claims for non-compounded levalbuterol will be paid based on the allowance for albuterol and claims for commercially-available combinations of albuterol and ipratropium will be paid based on the allowances for individual vials of the component medications. This policy revision is expected to reduce our reimbursement for these drugs by an additional $15.4 million per quarter beginning in the third quarter of 2008.

On February 1, 2006, Congress passed the DRA legislation which contains provisions that impacted reimbursement for oxygen equipment and DME. DRA changes the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment (including portable oxygen equipment) may not extend over a period of continuous use of longer than 36 months. On the first day that begins after the 36th continuous month during which payment is made for the oxygen equipment, the supplier would transfer title of the equipment to the beneficiary. Separate payments for oxygen contents would continue to be made for the period of medical need beyond the 36th month. According to the legislation, additional payments for maintenance and service of the oxygen equipment would be made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology will impact our net revenues is January 2009.

Throughout the second half of 2007, Congress was considering legislation that would have included further reductions in payment amounts for certain classes of oxygen equipment. It is possible that reimbursement changes for oxygen equipment could be reconsidered in 2008. The President’s 2008 fiscal year budget proposes a reduction in the maximum continuous oxygen equipment rental period from 36 months to 13 months. No further information on this proposal is available at this time and we cannot predict whether or not the proposal will be included in the final budget approved by Congress. Further reductions in Medicare reimbursement for oxygen equipment could have a material adverse effect on the Company’s net revenues, operating income, cash flows and financial position.

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

Pursuant to provisions included in rule CMS-1304-F, the monthly payment rate for stationary oxygen equipment in 2008 was increased from $198.40 to $199.28, which is expected to increase our net revenues by approximately $3.2 million in 2008. CMS will revise payment rates for oxygen equipment in future years under the methodology specified in the rule based on data on the distribution of beneficiaries using various modalities of oxygen equipment. We are unable to predict the oxygen payment revisions to be determined by CMS in future years.

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

Included in rule CMS-1304-F is a discussion of the Medicare regulations, as interpreted by CMS, necessary to implement the DME capped rental changes contained in the DRA. In addition, on January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date count toward the 13-month cap. Accordingly, the first month in which the new payment methodology impacted our net revenues was May 2007. We estimate that the capped rental changes to DME and RADs reduced our net revenues by approximately $11.4 million in 2007 and will reduce net revenues and operating income in 2008 by approximately $22.3 million.

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

(2)	Established a competitive acquisition program for DME beginning in 2008. MMA instructs CMS to establish and implement programs under which competitive acquisition areas will be established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. The program will be implemented in phases such that competition under the program will occur in ten of the largest metropolitan statistical areas (“MSAs”) in 2008, 80 of the largest MSAs in 2009, and additional areas after 2009.

For each competitive acquisition area, CMS will conduct a competition under which providers will submit bids to supply certain covered items of DME. Successful bidders will be expected to meet certain program quality standards in order to be awarded a contract and only successful bidders can supply the covered items to Medicare beneficiaries in the acquisition area. The applicable contract award prices are expected to be less than would be paid under current Medicare fee schedules and contracts will be re-bid at least every three years. CMS will be required to award contracts to multiple entities submitting bids in each area for an item or service, but will have the authority to limit the number of contractors in a competitive acquisition area to the number needed to meet projected demand. CMS may use competitive bid pricing information to adjust the payment amounts otherwise in effect for an area that is not a competitive acquisition area.

On April 2, 2007, CMS issued rule CMS-1270-F implementing the competitive bidding program in ten of the largest MSAs across the country, applying initially to ten categories of DME and medical supplies. CMS concluded the bidding process for the first round of MSAs in September 2007. On March 20, 2008, CMS completed the bid evaluation process and announced the payment amounts that will be in effect in the ten competitive bidding areas beginning July 1, 2008. As a result of the competitive bidding process, the amounts that Medicare will pay for the items within the product categories included in the bid areas will average 26% less than Medicare’s previous payment amounts. CMS expects to complete the contract award process and announce the final winning suppliers in May 2008. The affected product categories contained within the first 10 MSAs contributed approximately $59.8 million to our revenues in 2007. CMS expects to begin soliciting bids for the second round of 70 MSAs in the summer of 2008. The affected product categories contained within the 70 MSAs contributed approximately $210.5 million to our revenues in 2007. We can not predict the outcome of the competitive bidding program on our business nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding.

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

Numerous federal and state laws and regulations, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), govern the collection, dissemination, use and confidentiality of patient-identifiable health information. As part of our provision of, and billing for, health care equipment and services, we are required to collect and maintain patient-identifiable health information. New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payors, and the cost of complying with these standards could be significant. If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

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

Operating Results

The following table sets forth for the periods indicated a summary of the Company’s net revenues by product category:

	For The Three Months Ended March 31,
	2008	2007
	(In thousands)
Oxygen and other respiratory therapy	$382,720	$350,014
Home medical equipment and other	32,700	28,445

Total	$415,420	$378,459

Net revenues for the three months ended March 31, 2008, increased by $37.0 million (or 9.8%) compared with the three months ended March 31, 2007. The Company estimates that the 9.8% increase in net revenues in the three-month period was comprised of 11.1% internal growth and 0.2% acquisition growth partially offset by Medicare price changes taking effect in 2008 (see “Medicare Reimbursement”). The internal growth in net revenues is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions. During the three months ended March 31, 2008, and March 31, 2007, we did not acquire the business or assets of any companies.

The contribution of oxygen and other respiratory therapy products to our net revenues was 92.1% and 92.5%, respectively, during the three months ended March 31, 2008 and 2007. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of goods and services as a percentage of net revenues increased to 23.5% for the three months ended March 31, 2008, compared with 23.3% for the comparable prior year period. The increase in cost of goods and services in 2008 is attributable primarily to an increase in drug purchasing costs due to a product mix shift away from compounded to higher cost commercially-available products in our inhalation drug business as a result of a determination by CMS to eliminate Medicare coverage of compounded medications as of July 1, 2007. We also experienced significant growth in our sleep therapy product lines during the first three months of 2008, compared with the first three months of 2007, which generally carry a higher cost of goods sold than other products we provide.

Cost of goods and services for the three month periods include the cost of equipment (excluding depreciation of $20.7 million in 2008 and $18.6 million in 2007, respectively), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $12.8 million for the three-month period of 2008 and approximately $12.3 million for the three-month period of 2007, respectively. Included in cost of goods and services in the three months ended March 31, 2008 are salary and related expenses of pharmacists and pharmacy technicians of $2.7 million. Such salary and related expenses for the three months ended March 31, 2007, were $2.6 million.

Operating expenses as a percentage of net revenues were 23.2% for the three months ended March 31, 2008, compared with 24.3% for the comparable prior year period. Operating expenses for the three months ended March 31, 2008, increased by $4.4 million, or 4.8%, over the prior year period. Contributing to the decrease in operating expenses as a percentage of net revenues during the first three months of 2008 were containment of payroll and related expenses and freight costs, partially offset by higher growth in vehicle, fuel and utility costs.

The Company manages 1,029 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable and discretionary clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the interim periods of 2008 and 2007 within these major categories were as follows:

	Three Months Ended March 31,
Operating Expenses ( in thousands)	2008	2007
Salary and related	$61,750	$58,932
Facilities	14,553	14,271
Vehicles	11,942	10,492
General supplies/miscellaneous	8,033	8,189

Total	$96,278	$91,884

Included in operating expenses during the three months ended March 31, 2008 are salary and related expenses for Service Reps in the amount of $25.2 million. Such salary and related expenses for the three months ended March 31, 2007 were $24.4 million.

Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues were 19.8% for the three months ended March 31, 2008, compared with 20.2% for the comparable prior year period. SG&A expenses for the three months ended March 31, 2008 increased by $5.8 million, or 7.6% over the prior year period. Contributing to the decrease in SG&A expenses as a percentage of net revenues in 2008 were containment of payroll and related expenses and lower advertising expenses, partially offset by an increase in reserves for auto and workers’ compensation insurance claims.

SG&A expenses include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three months ended March 31, 2008 are salary and related expenses of $59.1 million. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $15.3 million. Included in SG&A during the three months ended March 31, 2007 are salary and related expenses of $56.0 million. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $15.5 million. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Included in depreciation expense in the three months ended March 31, 2008 is depreciation of patient service equipment of $20.7 million and depreciation of other property and equipment of $8.8 million. Included in depreciation expense in the three months ended March 31, 2007 is depreciation of patient service equipment of $18.6 million and depreciation of other property and equipment of $7.3 million. The increase in depreciation expense in the three months ended March 31, 2008 compared with the prior year period is attributable to increased purchases of medical and other equipment necessary to support the growth in the Company’s customer base during 2008.

Operating income for the three months ended March 31, 2008, was $103.6 million (24.9% of net revenues) compared with $90.4 million (23.9% of net revenues) for the comparable prior year period. The increase in operating income in the three-month period ended March 31, 2008 is attributable primarily to revenue growth from increases in customer volumes partially offset by higher costs and expenses as noted above.

Liquidity and Capital Resources

Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operating costs, capital expenditures, acquisitions, debt service and share repurchases.

At March 31, 2008, our current liabilities exceeded our current assets by $130.9 million, resulting in negative working capital. The working capital deficit is primarily attributable to the reclassification in June 2007 of our $275.0 million principal amount of 3.0% Convertible Debentures due 2033 (the “Debentures”) to a current liability and the reclassification in March 2008 of $98.1 million of investment grade auction rate securities from short-term to long-term investments.

Net cash provided by operating activities increased by 18.4% to $126.4 million for the three months ended March 31, 2008, compared with $106.7 million for the three months ended March 31, 2007. Net cash used in investing and financing activities was $73.9 million for the three months ended March 31, 2008. Activity during the three-month period ended March 31, 2008 included our net investment in property and equipment of $29.5 million, payments of principal on debt of $10.0 million, repurchases of our common stock of $35.2 million and proceeds from the exercise of stock options and issuance of common shares of $0.6 million.

As of March 31, 2008, our principal sources of liquidity consisted of $104.2 million of cash and equivalents and $366.5 million available under our revolving bank credit facility. At March 31, 2008, the Company held $98.1 million of investment grade auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. Under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investments are classified as available-for-sale and are carried at fair value, with any unrealized gains and losses included in comprehensive income as a separate component of shareholders’ equity. The book value of available-for-sale investments held at March 31, 2008, approximated fair value. Therefore, the Company had no reported unrealized gains or losses.

During the first quarter of 2008, the Company reclassified all of its investments in auction rate securities from short-term to long-term investments. Of the auction rate securities held as of March 31, 2008, $60.7 million are secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. The remaining $37.4 million was comprised of securities backed by pools of municipal bonds. All of the auction rate securities held by the Company are senior obligations under the applicable indentures authorizing the issuance of such securities. Recent turmoil in the credit markets has resulted in widespread failures to attract demand for such securities at the periodic auction dates occurring subsequent to December 31, 2007. As of March 31, 2008, all of the securities held by the Company continued to experience auction failures, resulting in our continuing to hold such securities. The Company received partial redemptions, at par, in the amount of $175,000 in February 2008 and $250,000 in April 2008.

We will continue to monitor credit market conditions to assess the liquidity of our investments. Due to our ability to access our cash and cash equivalents, amounts available under our revolving credit facility, and our expected operating cash flows, we believe that we have adequate liquidity available to meet our obligations.

On February 14, 2006, our Board of Directors authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. During the three months ended March 31, 2008, the Company repurchased and retired 1,009,250 shares for $35.2 million pursuant to the repurchase plan. On January 23, 2007 and October 23, 2007, our Board of Directors approved modifications to the share repurchase formula to increase the ratio of debt to cash flow to allow additional share repurchases. As of March 31, 2008, $308.3 million of the Company’s common stock was eligible for repurchase in accordance with the amended formula.

On October 31, 2007, we completed the sale of $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures will pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and will be convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of our common stock or in a combination of cash and shares of common stock, at our option. The initial base conversion rate for the Debentures is 19.5044 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to an initial base conversion price of approximately $51.27 per share. In addition, if at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders of the Series A Debentures and Series B Debentures will receive an additional number of shares of common stock per $1,000 principal amount of the Debentures, as determined pursuant to a specified formula. We will have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require us to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures. The terms of our Series Debentures include registration payment arrangements whereby we would be required to pay additional interest in the event of a registration default. Should the registration statement cease to be effective or fail to be useable, and such failure is not cured, or the prospectus become suspended, additional interest will accrue on the Series Debentures at an annual rate per year equal to: (i) 0.25% of the principal amount of the Series Debentures to and including the 90th day following such registration default; and (ii) 0.50% of the principal amount of the Series Debentures from and after the 91st day following such registration default. In no event will additional interest accrue after the registration statement termination date as defined in the indenture and in no event beyond October 31, 2009. The maximum potential amount of additional consideration that we could be required to pay under the registration payment arrangements for the period after March 31, 2008 and until the October 31, 2009 registration statement termination date is $4.0 million. As of March 31, 2008, no registration default exists and no liability has been recorded in our consolidated financial statements.

On June 11, 2003, we completed the sale of $250.0 million aggregate principal amount of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) in a private placement. The Debentures are convertible into shares of our common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. This is equivalent to a conversion price of approximately $53.33 per share of common stock. On June 23, 2003, we sold an additional $25.0 million principal amount of Debentures pursuant to the exercise in full of an over-allotment option granted to the initial purchasers of the Debentures. Interest on the Debentures is payable at the rate of 3.0% per annum on June 15 and December 15 of each year. The Debentures are senior unsecured obligations and will mature on June 15, 2033. The Debentures are redeemable by us on or after June 15, 2008 and may be put to us for repurchase on June 15, 2008, 2010, 2013, or 2018. On April 21, 2008, we announced our intention to redeem the Debentures in full on June 15, 2008. We intend to fund the redemption with cash on hand and borrowings under our revolving credit facility.

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

Accounts receivable balance concentrations by major payor category as of March 31, 2008 and December 31, 2007 were as follows:

Percentage of Accounts Receivable Outstanding:	March 31, 2008	December 31, 2007
Medicare	35.2%	36.8%
Medicaid/Other Government	16.4%	17.8%
Private Insurance	37.8%	37.4%
Self-Pay	10.6%	8.0%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008
Percentage of Accounts Aged in Days:	0-60	61-120	Over 120
Medicare	78.4%	10.2%	11.4%
Medicaid/Other Government	51.1%	18.8%	30.1%
Private Insurance	59.7%	16.1%	24.2%
Self-Pay	63.7%	19.8%	16.5%
All Payors	65.3%	14.8%	19.9%

	December 31, 2007
Percentage of Accounts Aged in Days:	0-60	61-120	Over 120
Medicare	77.0%	10.5%	12.5%
Medicaid/Other Government	50.1%	20.7%	29.2%
Private Insurance	60.8%	15.0%	24.2%
Self-Pay	51.4%	26.6%	22.0%
All Payors	64.1%	15.3%	20.6%

We operate 33 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of March 31, 2008, there were 1,315 full-time employees in the RBCOs. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within our proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that we can access to determine the status of individual claims. We have benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 66.5% of all payments received. We believe that our collection procedures contribute to our accounts receivable days sales outstanding (“DSO”) and bad debt expense being among the lowest in the industry, according to published industry data and public filings of some of our competitors.

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

During the three months ended March 31, 2008, the $10.0 million outstanding balance of the Company’s revolving credit facility was repaid. On April 21, 2008, the Company announced its intention to redeem its $275.0 million Debentures in full on June 15, 2008. The Company intends to fund the redemption with cash on hand and borrowings under its credit facility.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The provisions of SFAS No. 141(R) are effective as of the beginning of the 2009 calendar year. The Company is currently evaluating the potential future impact of this standard on its financial condition, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 were effective as of the beginning of the 2008 calendar year. The adoption of SFAS No. 157 did not have a material impact on our financial condition, results of operations or cash flows.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” to calendar years beginning January 1, 2009. The scope of the proposed deferral applies to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This delay is intended to allow the Board and various constituents additional time to consider the effects of various implementation issues that have arisen, or that may arise, from the application of Statement 157. We do not expect the adoption of FSP FAS 157-2 to have a material impact on our financial condition, results of operations or cash flows.

In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” amending SFAS No. 157, “Fair Value Measurements,” to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13 (but the exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations,” or SFAS No. 141(R), “Business Combinations,” regardless of whether those assets and liabilities are related to leases). The standard is effective upon the initial adoption of SFAS No. 157. The adoption of FSP FAS 157-1 did not have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” which permits an entity to choose to measure certain financial instruments and other items at fair value at specified election dates. A company will report unrealized gains and losses in earnings on items for which the fair value option has been elected after adoption. The provisions of SFAS No. 159 were effective as of the beginning of the 2008 calendar year. The adoption of SFAS No. 159 did not have a material impact on our financial condition, results of operations or cash flows.

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

As a provider of home oxygen and other respiratory therapy services for the home health care market, we have historically depended heavily on Medicare reimbursement as a result of the high proportion of elderly persons suffering from respiratory disease. Medicare Part B, the Supplementary Medical Insurance Program, provides coverage to eligible beneficiaries for DME, such as oxygen equipment, respiratory assistance devices, continuous positive airway pressure devices, nebulizers and associated inhalation medications, hospital beds and wheelchairs for the home setting. Approximately 69 percent of our customers have primary coverage under Medicare Part B. There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical equipment and services. Medicare reimbursement is subject to statutory and regulatory changes, retroactive rate adjustments, administrative and executive orders and governmental funding restrictions, all of which could materially decrease payments to us for the services and equipment we provide.

Recent legislation and coverage policy revisions, including the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”), the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) and the Nebulizer Local Coverage Determination (“LCD”), contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. DRA contains provisions that will negatively impact reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning in 2007. MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of DME, including oxygen, beginning in 2005, froze payment amounts for other covered DME items through 2007, established a competitive acquisition program for DME beginning in 2008, and implemented quality standards and accreditation requirements for DME suppliers. The LCD will negatively affect reimbursement for certain inhalation drugs that we dispense beginning July 1, 2008. The SCHIP Extension Act, DRA, MMA and LCD provisions, when fully implemented, could materially and adversely affect our business, financial condition, operating results and cash flows. See “MEDICARE REIMBURSEMENT” for a full discussion of the SCHIP Extension Act, DRA, MMA and LCD provisions.

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

Throughout the second half of 2007, Congress was considering legislation that would have included further reductions in payment amounts for certain classes of oxygen equipment. It is possible that reimbursement changes for oxygen equipment could be reconsidered in 2008. The President’s 2008 fiscal year budget proposes a reduction in the maximum continuous oxygen equipment rental period from 36 months to 13 months. No further information on this proposal is available at this time and we cannot predict whether or not the proposal will be included in the final budget approved by Congress. Further reductions in Medicare reimbursement for oxygen equipment could have a material adverse effect on the Company’s net revenues, operating income, cash flows and financial position.

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

Pursuant to provisions contained in CMS-1304-F, the monthly payment rate for stationary oxygen equipment in 2008 was increased from $198.40 to $199.28, which is expected to increase our net revenues by approximately $3.2 million in 2008. CMS will revise payment rates for oxygen equipment in future years under the methodology specified in the rule based on data on the distribution of beneficiaries using various modalities of oxygen equipment. We are unable to predict the oxygen payment revisions to be determined by CMS in future years.

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

Included in rule CMS-1304-F is a discussion of the Medicare regulations, as interpreted by CMS, necessary to implement the DME capped rental changes contained in the DRA. In addition, on January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date count toward the 13-month cap. Accordingly, the first month in which the new payment methodology impacted our net revenues was May 2007. We estimate that the capped rental changes to DME and RADs reduced our net revenues by approximately $11.4 million in 2007 and will reduce net revenues in 2008 by approximately $22.3 million.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED RESPIRATORY MEDICATIONS, AND RECENT LEGISLATION AND MEDICARE POLICY REVISIONS IMPOSED SIGNIFICANT REDUCTIONS IN MEDICARE REIMBURSEMENT FOR SUCH INHALATION DRUGS.

Recently enacted legislation will negatively affect Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008 (See “MEDICARE REIMBURSEMENT’). The SCHIP Extension Act requires CMS to adjust the average sales price (“ASP”) calculation methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted ASPs based on actual sales volume rather than average sales price. The SCHIP Extension Act also specifically lowers reimbursement for the inhalation drug albuterol. The Congressional Budget Office (“CBO”) estimates that the provisions of the SCHIP Extension Act affecting Part B drug reimbursement will result in reductions in aggregate Medicare outlays for such drugs of $1.0 billion over five years and $2.6 billion over 10 years. Based on the payment rates published by CMS for the second quarter of 2008, we estimate that the provisions affecting payment amounts for inhalation drugs will reduce our reimbursement for such drugs by approximately $15.7 million per quarter beginning April 1, 2008. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on our business in the future.

On April 10, 2008, the DME MACs issued a revision of the Nebulizer Local Coverage Determination (“LCD”) that will cause claims for non-compounded levalbuterol and commercially-available combinations of albuterol and ipratropium to be downcoded and reimbursed based on the allowances for less costly medications. Effective for claims with dates of service on or after July 1, 2008, claims for non-compounded levalbuterol will be paid based on the allowance for albuterol and claims for commercially-available combinations of albuterol and ipratropium will be paid based on the allowances for individual vials of the component medications. This policy revision is expected to reduce our reimbursement for these drugs by an additional $15.4 million per quarter beginning in the third quarter of 2008.

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

For each competitive acquisition area, CMS will conduct a competition under which providers will submit bids to supply certain covered items of DME. Successful bidders will be expected to meet certain program quality standards in order to be awarded a contract and only successful bidders can supply the covered items to Medicare beneficiaries in the acquisition area. The applicable contract award prices are expected to be less than would be paid under current Medicare fee schedules, and contracts will be re-bid at least every three years. CMS will be required to award contracts to multiple entities submitting bids in each area for an item or service, but will have the authority to limit the number of contractors in a competitive acquisition area to the number needed to meet projected demand. CMS may use competitive bid pricing information to adjust the payment amounts otherwise in effect for an area that is not a competitive acquisition area.

On April 2, 2007, CMS issued rule CMS-1270-F implementing the competitive bidding program in ten of the largest MSAs across the country, applying initially to ten categories of DME and medical supplies. CMS concluded the bidding process for the first round of MSAs in September 2007. On March 20, 2008, CMS completed the bid evaluation process and announced the payment amounts that will be in effect in the ten competitive bidding areas beginning July 1, 2008. As a result of the competitive bidding process, the amounts that Medicare will pay for the items within the product categories included in the bid areas will average 26% less than Medicare’s previous payment amounts. CMS expects to complete the contract award process and announce the final winning suppliers in May 2008. The affected product categories contained within the first 10 MSAs contributed approximately $59.8 million to our revenues in 2007. CMS expects to begin soliciting bids for the second round of 70 MSAs in the summer of 2008. The affected product categories contained within the 70 MSAs contributed approximately $210.5 million to our revenues in 2007. We can not predict the outcome of the competitive bidding program on our business nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding.

FUTURE REDUCTIONS IN REIMBURSEMENT RATES UNDER MEDICAID COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

Due to budgetary shortfalls, many states are considering, or have enacted, cuts to their Medicaid programs, including funding for our equipment and services. These cuts have included, or may include, elimination or reduction of coverage for some or all of our equipment and services, amounts eligible for payment under co-insurance arrangements, or payment rates for covered items. Approximately 6% of our customers are eligible for primary Medicaid benefits, and State Medicaid programs fund approximately 13% of our payments from primary and secondary insurance benefits. Continued state budgetary pressures could lead to further reductions in funding for the reimbursement for our equipment and services which, in turn, could have a material adverse effect on our financial position and operating results.

FUTURE REDUCTIONS IN REIMBURSEMENT RATES FROM PRIVATE PAYORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Payors such as private insurance companies and employers are under pressure to increase profitability and reduce costs. In response, certain payors are limiting coverage or reducing reimbursement rates for the equipment and services we provide. Approximately 23% of our customers and approximately 27% of our primary and secondary payments are derived from private payors. Continued financial pressures on these entities could lead to further reimbursement reductions for our equipment and services that could have a material adverse effect on our financial condition and operating results.

WE DEPEND UPON REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR A SIGNIFICANT MAJORITY OF OUR REVENUES, AND IF WE FAIL TO MANAGE THE COMPLEX AND LENGTHY REIMBURSEMENT PROCESS, OUR BUSINESS AND OPERATING RESULTS COULD SUFFER.

We derive a significant majority of our revenues from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Approximately 49% of our revenues are derived from Medicare, 27% from private insurance carriers, 13% from Medicaid and the balance directly from individual customers and commercial entities.

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

INCREASES IN OUR COSTS COULD ERODE OUR PROFIT MARGINS AND SUBSTANTIALLY REDUCE OUR NET INCOME AND CASH FLOWS.

Cost containment in the health care industry, fueled, in part, by federal and state government budgetary shortfalls, is likely to result in constant or decreasing reimbursement amounts for our equipment and services. As a result, we must control our operating cost levels, particularly labor and related costs, which account for a significant component of our operating costs and expenditures. We compete with other health care providers to attract and retain qualified or skilled personnel. We also compete with various industries for administrative and service employees. Since reimbursement rates are established by fee schedules mandated by Medicare, Medicaid and private payors, we are not able to offset the effects of general inflation in labor and related cost components, if any, through increases in prices for our equipment and services. Consequently, such cost increases could erode our profit margins and reduce our net income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding our market risk.

Our revolving credit facility is subject to changing LIBOR-based interest rates. At March 31, 2008, we had no outstanding borrowings under the credit facility.

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

(b) Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Securities and Exchange Act of 1934, as amended) occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008, the Company repurchased approximately 1.0 million shares of its common stock in the open market.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
January 1, 2008 to January 31, 2008	1,009,250	$34.89	1,009,250	$315,869,000
February 1, 2008 to February 29, 2008	0	0.00	0	$375,668,000
March 1, 2008 to March 31, 2008	0	0.00	0	$308,345,000

Total	1,009,250	$34.89	1,009,250

On February 14, 2006, the Board authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. On January 23, 2007 and October 23, 2007, the Board approved modifications to the formula to increase the ratio of net debt to cash flow to allow additional share repurchases. As of March 31, 2008, $308.3 million of common stock was eligible for repurchase in accordance with the formula.

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

LINCARE HOLDINGS INC.
Registrant

/s/ PAUL G. GABOS
Paul G. Gabos
Secretary, Chief Financial Officer
and Principal Accounting Officer

May 7, 2008

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