Form 10-Q
period 2008-06-30
LINCARE HOLDINGS INC
filed 2008-08-05
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $0.01 par value	73,410,983

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$28,042	$51,707
Short-term investments	0	98,250
Accounts receivable, net	227,209	198,918
Income tax receivable	0	3,399
Inventories	10,038	8,971
Prepaid and other current assets	2,817	4,359
Deferred income taxes	18,877	607

Total current assets	286,983	366,211

Property and equipment, net	343,519	340,151
Long-term investments	94,450	0
Goodwill	1,212,493	1,208,370
Other	12,033	13,632

Total assets	$1,949,478	$1,928,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations	$167,112	$288,044
Accounts payable	58,974	60,245
Accrued expenses:
Compensation and benefits	23,781	22,134
Liability insurance	17,360	15,806
Other current liabilities	55,455	52,245
Income taxes payable	14,827	0

Total current liabilities	337,509	438,474

Long-term obligations, excluding current installments	550,088	550,163
Deferred income taxes and other taxes	230,899	205,939

Total liabilities	1,118,496	1,194,576

Commitments and contingencies:
Stockholders’ equity:
Common stock	732	742
Additional paid-in capital	465,536	456,437
Retained earnings	364,714	276,609

Total stockholders’ equity	830,982	733,788

Total liabilities and stockholders’ equity	$1,949,478	$1,928,364

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net revenues	$428,391	$397,083	$843,811	$775,542

Costs and expenses:
Cost of goods and services	109,806	99,962	207,393	188,096
Operating expenses	97,656	89,597	193,934	181,481
Selling, general and administrative expenses	79,348	79,695	161,543	156,062
Bad debt expense	6,426	5,956	12,657	11,633
Depreciation and amortization expense	30,039	27,769	59,603	53,737

	323,275	302,979	635,130	591,009

Operating income	105,116	94,104	208,681	184,533

Other income (expense):
Interest income	1,715	552	3,773	1,125
Interest expense	(6,842)	(5,782)	(13,724)	(10,731)

	(5,127)	(5,230)	(9,951)	(9,606)

Income before income taxes	99,989	88,874	198,730	174,927
Income tax expense	37,396	32,919	75,477	65,077

Net income	$62,593	$55,955	$123,253	$109,850

Basic earnings per common share	$0.86	$0.66	$1.69	$1.29

Diluted earnings per common share	$0.82	$0.63	$1.61	$1.23

Weighted average number of common shares outstanding	72,842	84,167	72,851	85,278

Weighted average number of common shares and common share equivalents outstanding	77,315	90,494	77,846	91,668

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$123,253	$109,850
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	12,657	11,633
Depreciation and amortization expense	59,603	53,737
Net gain on disposal of property and equipment	(21)	(16)
Amortization of debt issuance costs	1,695	214
Stock-based compensation expense	8,169	7,509
Deferred income taxes	6,128	13,720
Excess tax benefit from stock-based compensation	(19)	(3,450)
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts receivable	(40,678)	(42,233)
Increase in inventories	(978)	(2,637)
Decrease (increase) in prepaid and other assets	1,502	(2,187)
(Decrease) increase in accounts payable	(2,655)	12,809
Increase in accrued expenses	6,959	8,550
Increase in income taxes payable	18,259	2,572

Net cash provided by operating activities	193,874	170,071

Cash flows from investing activities:
Proceeds from sale of property and equipment	29	62
Capital expenditures	(61,430)	(65,534)
Purchases of investments	(31,450)	(36,600)
Sales and maturities of investments	35,250	36,600
Business acquisitions, net of cash acquired and purchase price adjustments	(4,800)	0

Net cash used in investing activities	(62,401)	(65,472)

Cash flows from financing activities:
Proceeds from issuance of debt	165,000	205,436
Payments of principal on debt	(285,768)	(69,382)
Payments of debt issuance costs	(128)	0
Proceeds from exercise of stock options and issuance of common shares	950	29,586
Excess tax benefit from stock-based compensation	19	3,450
Payments to acquire treasury stock	(35,211)	(275,022)

Net cash used in financing activities	(155,138)	(105,932)

Net decrease in cash and cash equivalents	(23,665)	(1,333)
Cash and cash equivalents, beginning of period	51,707	25,075

Cash and cash equivalents, end of period	$28,042	$23,742

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,881	$9,148

Cash paid for income taxes	$50,540	$50,350

Supplemental disclosure of non-cash financing activities:
Assets acquired under capital lease	$0	$435

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

At June 30, 2008, the Company held $94.5 million of investment grade auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. Under the provisions of SFAS No. 115, the investments are classified as available-for-sale and are carried at fair value, with any unrealized gains and losses included in comprehensive income as a separate component of shareholders’ equity. The book value of available-for-sale investments held at June 30, 2008, approximated fair value. Therefore, the Company had no reported unrealized gains or losses.

During the first quarter of 2008, the Company reclassified all of its investments in auction rate securities from short-term to long-term investments. Of the auction rate securities held as of June 30, 2008, $60.4 million are secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. The remaining $34.1 million are comprised of securities backed by pools of municipal bonds. All of the auction rate securities held by the Company are senior obligations under the applicable indentures authorizing the issuance of such securities. Recent turmoil in the credit markets has resulted in widespread failures to attract demand for such securities at the periodic auction dates occurring subsequent to December 31, 2007. As of June 30, 2008, all of the securities held by the Company continued to experience auction failures, resulting in the Company continuing to hold such securities. The Company received partial redemptions, at par, in the amount of $175,000 in February 2008, $250,000 in April 2008, $3.4 million in June 2008 and $1.3 million in July 2008.

The Company will continue to monitor credit market conditions to assess the liquidity of its investments. Due to its ability to access its cash and cash equivalents, amounts available under its revolving credit facility, and its expected operating cash flows, the Company believes that it has adequate liquidity available to meet its obligations.

Concentration of Credit Risk: The Company’s revenues are generated through locations in 47 states. The Company generally does not require collateral or other security in extending credit to customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 60% and 65% of net revenues

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

for the six months ended June 30, 2008 and 2007, respectively. The exclusion of the Company from participating in federally funded programs would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

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

Cost of Goods and Services: Cost of goods and services includes the cost of equipment (excluding depreciation of $21.1 million and $41.8 million for the three and six-month periods in 2008 and $19.7 million and $38.3 million for the three and six-month periods in 2007, respectively), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $12.8 million and $25.6 million for the three and six-month periods of 2008. For the three and six-month periods of 2007, such costs amounted to $12.3 million and $24.6 million. Included in cost of goods and services in the three and six-month periods ended June 30, 2008 are salary and related expenses of pharmacists and pharmacy technicians of $3.0 million and $5.7 million, respectively. Such salary and related expenses for the three and six-month periods ended June 30, 2007, were $2.6 million and $5.2 million, respectively.

Operating Expenses: The Company manages 1,039 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable and discretionary clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

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

Operating Expenses ( in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Salary and related	$61,653	$57,235	$123,403	$116,167
Facilities	14,099	13,091	28,652	27,362
Vehicles	13,827	11,460	25,769	21,952
General supplies/miscellaneous	8,077	7,811	16,110	16,000

Total	$97,656	$89,597	$193,934	$181,481

Included in operating expenses during the three and six months ended June 30, 2008 are salary and related expenses for Service Reps in the amount of $28.7 million and $53.9 million, respectively. Such salary and related expenses for the three and six months ended June 30, 2007 were $25.1 million and $49.5 million, respectively.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and six months ended June 30, 2008 are salary and related expenses of $58.6 million and $117.7 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and six months ended June 30, 2008 of $17.7 million and $33.0 million, respectively. Included in SG&A during the

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

three and six months ended June 30, 2007 are salary and related expenses of $56.4 million and $112.4 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $15.9 million and $31.4 million in the respective periods during 2007. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

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

During the six month period ended June 30, 2008, the Company acquired certain assets of one company. During the six month period ended June 30, 2007, the Company did not acquire the business or assets of any companies.

The aggregate cost of the acquisition described above was as follows:

(In thousands)
Cash	$4,800
Deferred acquisition obligations	1,200
Assumption of liabilities	14

$6,014

The aggregate purchase price was allocated as follows:
Current assets	$359
Property and equipment	68
Intangible assets	25
Goodwill	5,562

$6,014

Unaudited pro forma supplemental information on the results of operations for the six months ended June 30, 2008 and June 30, 2007, is provided below and reflects the acquisitions as if they had been completed at the beginning of each period.

	For The Six Months Ended June 30,
	2008	2007
	(In thousands, except per share data)
Net revenues	$845,220	$777,143

Net income	$123,572	$110,217

Income per common share:
Basic	$1.70	$1.29

Diluted	$1.62	$1.23

The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective preceding periods or of future results of operations of the combined companies.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Accounts Receivable, Net

Accounts receivable, net at June 30, 2008 and December 31, 2007 consist of:

	June 30, 2008	December 31, 2007
	(In thousands)
Trade accounts receivable	$272,399	$241,288
Less allowance for sales adjustments and uncollectible accounts	(45,190)	(42,370)

	$227,209	$198,918

Note 4. Property and Equipment, Net

Property and equipment, net at June 30, 2008 and December 31, 2007 consist of:

	June 30, 2008	December 31, 2007
	(In thousands)
Property and equipment at cost	$952,252	$900,299
Less accumulated depreciation	(608,733)	(560,148)

Net property and equipment	$343,519	$340,151

Note 5. Long-Term Obligations

Long-term obligations at June 30, 2008 and December 31, 2007 consist of:

	June 30, 2008	December 31, 2007
	(In thousands)
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a callable option in 2012	$275,000	$275,000
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a callable option in 2014	275,000	275,000
Convertible debt to mature in 2033, bearing fixed interest of 3.0%, with a callable option in 2008	0	275,000
Eurodollar loans under five year revolving credit agreement bearing annual interest equal to the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus an applicable margin based on the Company’s consolidated leverage ratio (consolidated funded indebtedness to consolidated EBITDA)	165,000	10,000
Capital lease obligations due through 2010	236	307
Unsecured, deferred acquisition obligations net of imputed interest, payable in various installments through 2009	1,964	2,900

Total long-term obligations	717,200	838,207
Less: current installments	167,112	288,044

Long-term debt, excluding current installments	$550,088	$550,163

The Company’s current revolving credit agreement with several lenders and Bank of America N.A. as agent, dated December 1, 2006, permits the Company to borrow amounts up to $390.0 million under a five-year revolving credit facility. The five-year revolving credit facility contains a $60.0 million letter of credit sub-facility, which reduces the principal amount available under the five-year revolving credit facility by the amount of outstanding letters of credit on the sub-facility. As of June 30, 2008, $165.0 million in borrowings were outstanding on the five-year credit facility and $23.5 million in standby letters of credit were issued as of that date. The revolving five-year credit agreement has a maturity date of December 1, 2011. Upon entering into the five-year credit agreement, origination and other upfront fees and expenses of $1.0 million were paid and are being amortized over five years. In addition to the upfront fees, the Company pays an annual administration agency fee along with a quarterly facility fee. The facility fee is based on the Company’s consolidated leverage ratio and ranges between 0.10% and 0.175% annually. The leverage ratio is calculated each quarter

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to determine the applicable interest rate on revolving loans, the letter of credit fee and the facility fee for the following quarter. The revolving credit agreement contains several financial and other negative and affirmative covenants customary in such agreements and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. The financial covenants in the Company’s credit agreement include interest coverage and leverage ratios, as defined in the agreement. The Company’s credit agreement requires compliance with all covenants set forth in the agreement and the Company was in compliance with all covenants as of June 30, 2008 and December 31, 2007. The credit agreement defines the occurrence of certain specified events as events of default which, if not waived by or cured to the satisfaction of the requisite lenders, allow the lenders to take actions against the Company, including termination of commitments under the agreement, acceleration of any unpaid principal and accrued interest in respect of outstanding borrowings, payment of additional cash collateral to be held in escrow for the benefit of the lenders and enforcement of any and all rights and interests created and existing under the credit agreement. Under certain conditions, an event of default may result in an increase in the interest rate (the “Default Rate”) payable by the Company on loans outstanding under the credit facility. The Default Rate is equal to the interest rate (including any applicable percentage as set forth in the agreement) otherwise applicable to such loans plus 2% per annum. In the case of a bankruptcy event (as defined in the credit agreement) all commitments automatically terminate and all amounts outstanding under the credit facility become immediately due and payable.

On October 31, 2007, we completed the sale of $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and are convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of our common stock or in a combination of cash and shares of common stock, at our option. The initial base conversion rate for the Debentures is 19.5044 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to an initial base conversion price of approximately $51.27 per share. In addition, if at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders of the Series Debentures will receive an additional number of shares of common stock per $1,000 principal amount as determined pursuant to a specified formula. We have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require us to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On June 15, 2008, we redeemed $275.0 million of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) pursuant to a redemption notice. The Debentures were convertible into shares of our common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. Interest on the Debentures was payable at the rate of 3.0% per annum on June 15 and December 15 of each year. We funded the redemption of the Debentures with $110.0 million of available cash and $165.0 million of borrowings under our revolving credit facility.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. The Company is currently evaluating the potential future impact the adoption of FSP APB 14-1 will have on its financial condition, results of operations and cash flows.

Note 6. Income Taxes

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

There have been no material changes in the Company’s total unrecognized tax positions since December 31, 2007 and the Company does not expect that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months. The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. income tax returns through 2006. The U.S. federal statute of limitations remains open for the year 2004 and onward. There are no material disputes for the open tax years.

The Company was invited to participate in the IRS’s Compliance Assurance Program, or CAP, for the years 2007 and 2008. The years 2007 and 2008 are currently under examination under the CAP program. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the tax return’s accuracy prior to filing, thereby reducing or eliminating the need for post-filing examination.

Note 7. Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in the Company’s earnings, including securities that may be issued upon conversion of convertible debentures and exercise of outstanding stock options. When the exercise of stock options would be anti-dilutive, they are excluded from the income per common share calculation. For the three and six months ended June 30, 2008, the number of excluded shares underlying anti-dilutive stock options was 1,673,031 and 1,110,333, respectively. For the three and six months ended June 30, 2007, the number of excluded shares underlying anti-dilutive stock options was 77,455 and 60,105, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Numerator:
Basic – Income available to common stockholders	$62,593	$55,955	$123,253	$109,850
Adjustment for assumed dilution:
Interest on convertible debt, net of tax	1,076	1,298	2,343	2,590

Diluted – Income available to common stockholders and holders of dilutive securities	$63,669	$57,253	$125,596	$112,440

Denominator:
Weighted average shares	72,842	84,167	72,851	85,278
Effect of dilutive securities:
Incremental shares under stock compensation plans	167	1,170	263	1,233
Incremental shares from assumed conversion of convertible debt	4,306	5,157	4,732	5,157

Adjusted weighted average shares	77,315	90,494	77,846	91,668

Per share amount:
Basic	$0.86	$0.66	$1.69	$1.29

Diluted (1)	$0.82	$0.63	$1.61	$1.23

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s 3.0% Convertible Senior Debentures due 2033 (see “Liquidity and Capital Resources”) in accordance with EITF No. 04-8. The debentures were redeemed in full on June 15, 2008, pursuant to a notice of redemption.

Note 8. Stock-Based Compensation

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

For the three months ended June 30, 2008 and 2007, the Company recognized total stock-based compensation costs of $4.2 million and $4.2 million, respectively, as well as related tax benefits of $1.4 million and $1.6 million, respectively. For the six months ended June 30, 2008 and 2007, the Company recognized total stock-based compensation costs of $8.2 million and $7.5 million, respectively, as well as related tax benefits of $2.9 million and $2.6 million, respectively. Substantially all stock-based compensation costs are classified within selling, general and administrative expenses on the accompanying condensed consolidated statements of operations.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options

Stock option activity for the six months ended June 30, 2008 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	8,955,616	$33.46
Options granted in 2008	0	—
Exercised in 2008	(12,000)	23.58
Forfeited in 2008	(12,850)	39.95

Outstanding at June 30, 2008	8,930,766	$33.47	3.76	$10,969,773

Exercisable at June 30, 2008	5,930,590	$30.06	2.60	$10,969,773

Vested or expected to vest as of June 30, 2008	8,754,783	$33.30	3.73	$10,969,773

Stock options outstanding at June 30, 2008, were 8,930,766. Of the stock options outstanding at June 30, 2008, options for 5,930,590 shares were exercisable and options for 3,000,176 shares were unvested. Of the total stock options outstanding at June 30, 2008, 8,754,783 were vested or expected to vest in the future, net of expected cancellations and forfeitures of 175,983. The intrinsic value of options exercised during the six months ended June 30, 2008 and 2007, amounted to $0.1 million and $23.0 million, respectively.

As of June 30, 2008, the total remaining unrecognized compensation cost related to unvested stock options amounted to $15.7 million, which will be amortized over the weighted-average remaining requisite service period of 1.1 years.

Restricted Stock

The following table summarizes information about restricted stock activity for the six months ended June 30, 2008:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at December 31, 2007	371,850	$38.99
Granted	0	—
Vested	0	—
Forfeited	(12,800)	39.03

Unvested at June 30, 2008	359,050	$38.99

As of June 30, 2008, the total remaining unrecognized compensation cost related to restricted stock amounted to $11.6 million, which will be amortized over the weighted-average remaining requisite service period of 2.9 years.

Note 9. Comprehensive Income

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s comprehensive income is the same as reported net income for the three and six-month periods ended June 30, 2008 and 2007.

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

Recent legislation, including the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. In addition, a nebulizer policy revision was recently released by the Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”) that could negatively affect reimbursement for certain inhalation drugs dispensed by our pharmacies to our customers in the future. MIPPA delays for up to 18 months the implementation of a Medicare competitive bidding program for oxygen equipment and certain other DME items that was scheduled to begin on July 1, 2008 and institutes a 9.5% price reduction nationwide for these items as of January 1, 2009. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. DRA contains provisions that will negatively impact reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning in 2007. MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of DME, including oxygen, beginning in 2005, froze payment amounts for other covered DME items through 2007, established a competitive bidding program for DME, and implemented quality standards and accreditation requirements for DME suppliers. The MIPPA, SCHIP Extension Act, DRA and MMA provisions and the nebulizer policy revision, when fully implemented, could materially and adversely affect our business, financial condition, operating results and cash flows.

The SCHIP Extension Act, which became law on December 29, 2007, reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The SCHIP Extension Act requires the Centers for Medicare and Medicaid Services (“CMS”) to adjust the methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted average selling prices (“ASP”) based on actual sales volumes rather than average sales prices. The SCHIP Extension Act also specifically lowers reimbursement for the inhalation drug albuterol. The Congressional Budget Office (“CBO”) estimates that the provisions of the SCHIP Extension Act affecting Part B drug reimbursement will result in reductions in aggregate Medicare outlays for such drugs of $1.0 billion over five years and $2.6 billion over 10 years. Based on the payment rates published by CMS through the third quarter of 2008, we estimate that the provisions affecting payment amounts for inhalation drugs will reduce our reimbursement for such drugs by approximately $61.9 million in 2008. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on our business in the future.

On April 10, 2008, the DME MACs issued a revision of the Nebulizer Local Coverage Determination (“LCD”) that would cause claims for levalbuterol and commercially-available combinations of albuterol and ipratropium to be downcoded and reimbursed based on the allowances for less costly medications. According to the LCD, claims for levalbuterol would be paid based on the allowance for albuterol and claims for commercially-available combinations of albuterol and ipratropium will be paid based on the allowances for individual vials of the component medications. The practical effect of the LCD, when implemented, would eliminate coverage and access to these medications for Medicare beneficiaries. CMS subsequently issued instructions to the DME MACs to delay the implementation of the LCD. It is unclear at this time the purpose of the delay or whether the LCD will ultimately be implemented in its current form. We will continue to monitor the status of the LCD in order to assess the potential impact on our ability to continue to make these medications available to our pharmacy customers.

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

On November 1, 2006, CMS published rule CMS-1304-F, describing the Medicare regulations, as interpreted by CMS, required to implement the DRA oxygen provisions. The rule codifies the new payment methodology and related provisions with respect to oxygen, including, but not limited to, defining the 36-month capped rental period of continuous use, payment for oxygen contents beyond the 36-month rental period, payment for maintenance and servicing of oxygen equipment and procedures for replacement of oxygen equipment. The DRA oxygen provisions and related regulations represent a fundamental change in the Medicare payment system for oxygen. These provisions are complex, and are expected to result in profound changes in the provider-customer relationship for oxygen equipment and related services. The Company believes that the 36-month rental cap will have a material adverse impact on the Company’s net revenues, operating income, cash flows and financial position when it takes effect in 2009 and beyond.

Pursuant to provisions included in rule CMS-1304-F, the monthly payment rate for stationary oxygen equipment in 2008 was increased from $198.40 to $199.28, which is expected to increase our net revenues by approximately $3.0 million in 2008. CMS will revise payment rates for oxygen equipment in future years under the methodology specified in the rule based on data on the distribution of beneficiaries using various modalities of oxygen equipment. We are unable to predict the oxygen payment revisions to be determined by CMS in future years.

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

Included in rule CMS-1304-F is a discussion of the Medicare regulations, as interpreted by CMS, necessary to implement the DME capped rental changes contained in the DRA. In addition, on January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date count toward the 13-month cap. Accordingly, the first month in which the new payment methodology impacted our net revenues was May 2007. We estimate that the capped rental changes to DME and RADs reduced our net revenues by approximately $11.4 million in fiscal 2007 and will reduce net revenues in fiscal 2008 by approximately $22.9 million.

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

(2)	Established a competitive acquisition program for DME that was expected to commence in 2008. MMA instructs CMS to establish and implement programs under which competitive acquisition areas will be established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. The program will be implemented in phases such that competition under the program will occur in ten of the largest metropolitan statistical areas (“MSAs”) in the first year, 80 of the largest MSAs in the following year, and additional areas thereafter.

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

CMS concluded the bidding process for the first round of MSAs in September 2007. On March 20, 2008, CMS completed the bid evaluation process and announced the payment amounts that would have taken effect in the ten competitive bidding areas beginning July 1, 2008. Contracts to provide products within the competitive bid areas were awarded to selected suppliers and took effect on July 1, 2008. On July 15, 2008, Congress enacted the MIPPA legislation pursuant to an override of a Presidential veto. MIPPA retroactively delays the implementation of competitive bidding for up to 18 months and reduces Medicare prices nationwide by 9.5% for the product categories, including oxygen, that were initially included in competitive bidding. Pursuant to the delay, CMS cancelled all contract awards, retroactive to June 30, 2008. We will continue to monitor developments regarding the implementation of the competitive bidding program. We can not predict the outcome of the competitive bidding program on our business when fully implemented nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding.

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

Operating Results

The following table sets forth for the periods indicated a summary of the Company’s net revenues by product category:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Oxygen and other respiratory therapy	$393,877	$364,993	$776,597	$715,007
Home medical equipment and other	34,514	32,090	67,214	60,535

Total	$428,391	$397,083	$843,811	$775,542

Net revenues for the three months ended June 30, 2008, increased by $31.3 million (or 7.9%) compared with the three months ended June 30, 2007, and for the six months ended June 30, 2008, increased $68.3 million (or 8.8%) compared with the six months ended June 30, 2007. The Company estimates that the 7.9% increase in net revenues in the three-month period was comprised of 14.0% internal growth and 0.2% acquisition growth partially offset by Medicare price changes taking effect in 2008 (see “Medicare Reimbursement”). The Company estimates that the 8.8% increase in net revenues in the six-month period was comprised of 12.6% internal growth and 0.2% acquisition growth partially offset by Medicare price changes taking effect in 2008. The internal growth in net revenues is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions. During the six months ended June 30, 2008, the Company acquired certain assets of one company with aggregate annual revenues of approximately $3.2 million. The aggregate cost of this acquisition was $6.0 million. During the six months ended June 30, 2007, we did not acquire the business or assets of any companies.

Revenues for the three and six months ended June 30, 2008, were also impacted by a change in ordering patterns for certain inhalation drugs by customers concerned about the potential loss of Medicare coverage of these drugs. In April of 2008, the Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”) issued a revision of the Nebulizer Local Coverage Determination (“LCD”) that would have effectively eliminated Medicare reimbursement and patient access to these medications as of July 1, 2008. In response to this potential loss of access, a significant number of the Company’s customers placed orders in June to receive a 90-day shipment of these drugs rather than a 30-day shipment. The net effect of this change in ordering patterns was to accelerate approximately $18.9 million of revenues in the second quarter that would otherwise be expected to occur in the third quarter. The Centers for Medicare and Medicaid Services (“CMS”) subsequently issued instructions to the DME MACs to delay the implementation of the LCD. As a result of the instructions by CMS to the Medicare contractors to preserve access to these medications, the Company expects its pharmacy customers to place orders to receive a 30-day drug shipment during the third quarter of 2008. The Company would therefore anticipate that its revenues and related direct costs will be reduced in the third quarter of 2008 by amounts similar to those that increased operating results in the second quarter of this year.

The contribution of oxygen and other respiratory therapy products to our net revenues was 91.9% and 92.0%, respectively, during the three and six months ended June 30, 2008. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of goods and services as a percentage of net revenues increased to 25.6% and 24.6%, respectively, for the three and six months ended June 30, 2008, compared with 25.2% and 24.3% for the comparable prior year periods. The increase in cost of goods and services in 2008 is attributable to an increase in drug purchasing costs due to a product mix shift away from compounded to higher cost commercially-available products in our inhalation drug business as a result of a determination by CMS to eliminate Medicare coverage of compounded medications as of July 1, 2007. Also contributing to higher drug costs in the second quarter was the impact from the higher prevalence of 90-day pharmacy orders from customers concerned about the implementation of the LCD. We estimate that the change in customer ordering patterns resulted in an acceleration of our drug purchasing costs of approximately $11.2 million associated with these higher volumes. We expect that our drug costs in the third quarter of 2008 will be reduced by a similar amount. Also contributing to higher costs was significant growth in our sleep therapy product lines during the first six months of 2008, compared with the first six months of 2007, which generally carry a higher cost of goods sold than other products we provide.

Cost of goods and services for the three and six-month periods includes the cost of equipment (excluding depreciation of $21.1 million and $41.8 million in 2008 and $19.7 million and $38.3 million in 2007, respectively), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $12.8 million and $25.6 million for the three and six-month periods of 2008 and approximately $12.3 million and $24.6 million for the three and six-month periods of 2007, respectively. Included in cost of goods and services in the three and six months ended June 30, 2008 are salary and related expenses of pharmacists and pharmacy technicians of $3.0 million and $5.7 million, respectively. Such salary and related expenses for the three and six months ended June 30, 2007, were $2.6 million and $5.2 million, respectively.

Operating expenses as a percentage of net revenues were 22.8% and 23.0%, respectively, for the three and six months ended June 30, 2008, compared with 22.6% and 23.4%, respectively, for the comparable prior year periods. Operating expenses for the three and six months ended June 30, 2008, increased by $8.1 million, or 9.0%, and $12.5 million or 6.9%, respectively, over the prior year periods. Contributing to the decrease in operating expenses, as a percentage of net revenues, during the first six months of 2008 were containment of payroll and related expenses and freight costs, partially offset by higher growth in vehicle, fuel and utility costs.

The Company manages 1,039 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable and discretionary clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

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

Operating Expenses ( in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Salary and related	$61,653	$57,235	$123,403	$116,167
Facilities	14,099	13,091	28,652	27,362
Vehicles	13,827	11,460	25,769	21,952
General supplies/miscellaneous	8,077	7,811	16,110	16,000

Total	$97,656	$89,597	$193,934	$181,481

Included in operating expenses during the three and six months ended June 30, 2008 are salary and related expenses for Service Reps in the amount of $28.7 million and $53.9 million, respectively. Such salary and related expenses for the three and six months ended June 30, 2007 were $25.1 million and $49.5 million, respectively.

Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues were 18.5% and 19.1%, respectively, for the three and six months ended June 30, 2008, compared with 20.1% for the comparable prior year periods. SG&A expenses for the three months ended June 30, 2008 decreased by $0.3 million, or 0.4%, compared to the prior year period. SG&A expenses for the six months ended June 30, 2008 increased by $5.5 million, or 3.5% over the prior year period. Contributing to the decrease in SG&A expenses as a percentage of net revenues in 2008 were containment of payroll and related expenses and lower advertising expenses, partially offset by an increase in reserves for auto and workers’ compensation insurance claims.

SG&A expenses include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and six months ended June 30, 2008 are salary and related expenses of $58.6 million and $117.7 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $17.7 million and $33.0 million during the respective periods. Included in SG&A during the three and six months ended June 30, 2007 are salary and related expenses of $56.4 million and $112.4 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $15.9 million and $31.4 million during the respective periods. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Included in depreciation expense in the three and six months ended June 30, 2008 is depreciation of patient service equipment of $21.1 million and $41.8 million, respectively, and depreciation of other property and equipment of $8.9 million and $17.7 million, respectively. Included in depreciation expense in the three and six months ended June 30, 2007 is depreciation of patient service equipment of $19.7 million and $38.3 million, respectively, and depreciation of other property and equipment of $8.0 million and $15.3 million, respectively. The increase in depreciation expense in the three and six months ended June 30, 2008 compared with the prior year period is attributable to increased purchases of medical and other equipment necessary to support the growth in the Company’s customer base during 2008.

Operating income for the three and six months ended June 30, 2008, was $105.1 million (24.5% of net revenues) and $208.7 million (24.7% of net revenues), respectively, compared with $94.1 million (23.7% of net revenues) and $184.5 million (23.8% of net revenues), respectively, for the comparable prior year periods. The increase in operating income in the three and six-month periods ended June 30, 2008 is attributable primarily to revenue growth from increases in customer volumes partially offset by higher costs and expenses as noted above.

Liquidity and Capital Resources

Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operating costs, capital expenditures, acquisitions, debt service and share repurchases.

At June 30, 2008, our current liabilities exceeded our current assets by $50.5 million, resulting in negative working capital. The working capital deficit is primarily attributable to the reclassification in March 2008 of $98.1 million of investment grade auction rate securities from short-term to long-term investments.

Net cash provided by operating activities increased by 14.0% to $193.9 million for the six months ended June 30, 2008, compared with $170.1 million for the six months ended June 30, 2007. Net cash used in investing and financing activities was $217.5 million for the six months ended June 30, 2008. Activity during the six-month period ended June 30, 2008 included our net investment in property and equipment of $61.4 million, payments of principal on debt of $285.8 million, repurchases of our common stock of $35.2 million, proceeds from issuance of debt of $165.0 million and the exercise of stock options and issuance of common shares of $1.0 million.

As of June 30, 2008, our principal sources of liquidity consisted of $28.0 million of cash and equivalents and $201.5 million available under our revolving bank credit facility. At June 30, 2008, the Company held $94.5 million of investment grade auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. Under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investments are classified as available-for-sale and are carried at fair value, with any unrealized gains and losses included in comprehensive income as a separate component of shareholders’ equity. The book value of available-for-sale investments held at June 30, 2008, approximated fair value. Therefore, the Company had no reported unrealized gains or losses.

During the first quarter of 2008, the Company reclassified all of its investments in auction rate securities from short-term to long-term investments. Of the auction rate securities held as of June 30, 2008, $60.4 million are secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. The remaining $34.1 million are comprised of securities backed by pools of municipal bonds. All of the auction rate securities held by the Company are senior obligations under the applicable indentures authorizing the issuance of such securities. Recent turmoil in the credit markets has resulted in widespread failures to attract demand for such securities at the periodic auction dates occurring subsequent to December 31, 2007. As of June 30, 2008, all of the securities held by the Company continued to experience auction failures, resulting in our continuing to hold such securities. The Company received partial redemptions, at par, in the amount of $175,000 in February 2008, $250,000 in April 2008, $3.4 million in June 2008 and $1.3 million in July 2008.

We will continue to monitor credit market conditions to assess the liquidity of our investments. Due to our ability to access our cash and cash equivalents, amounts available under our revolving credit facility, and our expected operating cash flows, we believe that we have adequate liquidity available to meet our obligations.

On February 14, 2006, our Board of Directors authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. During the six months ended June 30, 2008, the Company repurchased and retired 1,009,250 shares for $35.2 million pursuant to the repurchase plan. On January 23, 2007 and October 23, 2007, our Board of Directors approved modifications to the share repurchase formula to increase the ratio of debt to cash flow to allow additional share repurchases. As of June 30, 2008, $129.5 million of the Company’s common stock was eligible for repurchase in accordance with the amended formula.

On October 31, 2007, we completed the sale of $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and are convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of our common stock or in a combination of cash and shares of common stock, at our option. The initial base conversion rate for the Debentures is 19.5044 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to an initial base conversion price of approximately $51.27 per share. In addition, if at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders of the Series Debentures will receive an additional number of shares of common stock per $1,000 principal amount, as determined pursuant to a specified formula. We have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require us to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

On June 15, 2008, we redeemed $275.0 million of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) pursuant to a redemption notice. The Debentures were convertible into shares of our common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. Interest on the Debentures was payable at the rate of 3.0% per annum on June 15 and December 15 of each year. We funded the redemption of the Debentures with $110.0 million of available cash and $165.0 million of borrowings under our revolving credit facility.

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

Accounts receivable balance concentrations by major payor category as of June 30, 2008 and December 31, 2007 were as follows:

Percentage of Accounts Receivable Outstanding:

	June 30, 2008	December 31, 2007
Medicare	37.3%	36.8%
Medicaid/Other Government	16.0%	17.8%
Private Insurance	37.3%	37.4%
Self-Pay	9.4%	8.0%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of June 30, 2008 and December 31, 2007 were as follows:

Percentage of Accounts Aged in Days:	June 30, 2008
	0-60	61-120	Over 120
Medicare	81.9%	8.7%	9.4%
Medicaid/Other Government	52.1%	16.6%	31.3%
Private Insurance	58.7%	14.7%	26.6%
Self-Pay	48.1%	27.6%	24.3%
All Payors	65.3%	14.0%	20.7%

Percentage of Accounts Aged in Days:	December 31, 2007
	0-60	61-120	Over 120
Medicare	77.0%	10.5%	12.5%
Medicaid/Other Government	50.1%	20.7%	29.2%
Private Insurance	60.8%	15.0%	24.2%
Self-Pay	51.4%	26.6%	22.0%
All Payors	64.1%	15.3%	20.6%

We operate 33 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of June 30, 2008, there were 1,336 full-time employees in the RBCOs. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within our proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that we can access to determine the status of individual claims. We have benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 67.7% of all payments received. We believe that our collection procedures contribute to our accounts receivable days sales outstanding (“DSO”) and bad debt expense being among the lowest in the industry, according to published industry data and public filings of some of our competitors.

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

Future Minimum Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under our revolving credit facility and Series Debentures as well as contractual lease payments for facility, vehicle, and equipment leases, deferred taxes and deferred acquisition obligations.

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

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. The Company is currently evaluating the potential future impact the adoption of FSP APB 14-1 will have on its financial condition, results of operations and cash flows.

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

As a provider of home oxygen and other respiratory therapy services for the home health care market, we have historically depended heavily on Medicare reimbursement as a result of the high proportion of elderly persons suffering from respiratory disease. Medicare Part B, the Supplementary Medical Insurance Program, provides coverage to eligible beneficiaries for DME, such as oxygen equipment, respiratory assistance devices, continuous positive airway pressure devices, nebulizers and associated inhalation medications, hospital beds and wheelchairs for the home setting. Approximately 68 percent of our customers have primary coverage under Medicare Part B. There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical equipment and services. Medicare reimbursement is subject to statutory and regulatory changes, retroactive rate adjustments, administrative and executive orders and governmental funding restrictions, all of which could materially decrease payments to us for the services and equipment we provide.

Recent legislation and coverage policy revisions, including the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”), the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) and the Nebulizer Local Coverage Determination (“LCD”), contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. MIPPA delays for up to 18 months the implementation of a Medicare competitive bidding program for oxygen equipment and certain other DME items that was scheduled to begin on July 1, 2008 and institutes a 9.5% price reduction nationwide for these items as of January 1, 2009. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. DRA contains provisions that will negatively impact reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning in 2007. MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of DME, including oxygen, beginning in 2005, froze payment amounts for other covered DME items through 2007, established a competitive acquisition program for DME and implemented quality standards and accreditation requirements for DME suppliers. The LCD, if and when implemented by CMS, will negatively affect reimbursement for certain inhalation drugs that we dispense. The MIPPA, SCHIP Extension Act, DRA, MMA and LCD provisions, when fully implemented, could materially and adversely affect our business, financial condition, operating results and cash flows. See “MEDICARE REIMBURSEMENT” for a full discussion of the MIPPA, SCHIP Extension Act, DRA, MMA and LCD provisions.

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

On November 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) published rule CMS-1304-F, describing the Medicare regulations, as interpreted by CMS, required to implement the DRA oxygen provisions. The rule codified the new payment methodology and related provisions with respect to oxygen, including, but not limited to, defining the 36-month capped rental period of continuous use, payment for oxygen contents beyond the 36-month rental period, payment for maintenance and servicing of oxygen equipment and procedures for replacement of oxygen equipment. The DRA oxygen provisions and related regulations represent a fundamental change in the Medicare payment system for oxygen. These provisions are complex, and are expected to result in profound changes in the provider-customer relationship for oxygen equipment and related services. The Company believes that the 36-month rental cap will have a material adverse impact on the Company’s net revenues, operating income, cash flows and financial position when it takes effect in 2009 and beyond.

Pursuant to provisions contained in CMS-1304-F, the monthly payment rate for stationary oxygen equipment in 2008 was increased from $198.40 to $199.28, which is expected to increase our net revenues by approximately $3.0 million in 2008. CMS will revise payment rates for oxygen equipment in future years under the methodology specified in the rule based on data on the distribution of beneficiaries using various modalities of oxygen equipment. We are unable to predict the oxygen payment revisions to be determined by CMS in future years.

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

Included in rule CMS-1304-F is a discussion of the Medicare regulations, as interpreted by CMS, necessary to implement the DME capped rental changes contained in the DRA. In addition, on January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date count toward the 13-month cap. Accordingly, the first month in which the new payment methodology impacted our net revenues was May 2007. We estimate that the capped rental changes to DME and RADs reduced our net revenues by approximately $11.4 million in fiscal 2007 and will reduce net revenues in fiscal 2008 by approximately $22.9 million.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED RESPIRATORY MEDICATIONS, AND RECENT LEGISLATION AND MEDICARE POLICY REVISIONS IMPOSED SIGNIFICANT REDUCTIONS IN MEDICARE REIMBURSEMENT FOR SUCH INHALATION DRUGS.

Recently enacted legislation negatively affected Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008 (See “MEDICARE REIMBURSEMENT”). The SCHIP Extension Act requires CMS to adjust the average sales price (“ASP”) calculation methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted ASPs based on actual sales volume rather than average sales price. The SCHIP Extension Act also specifically lowers reimbursement for the inhalation drug albuterol. The Congressional Budget Office (“CBO”) estimates that the provisions of the SCHIP Extension Act affecting Part B drug reimbursement will result in reductions in aggregate Medicare outlays for such drugs of $1.0 billion over five years and $2.6 billion over 10 years. Based on the payment rates published by CMS through the third quarter of 2008, we estimate that the provisions affecting payment amounts for inhalation drugs will reduce our reimbursement for such drugs by approximately $61.9 million in 2008. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on our business in the future.

On April 10, 2008, the DME MACs issued a revision of the Nebulizer Local Coverage Determination (“LCD”) that will cause claims for levalbuterol and commercially-available combinations of albuterol and ipratropium to be downcoded and reimbursed based on the allowances for less costly medications. According to the LCD, claims for levalbuterol will be paid based on the allowance for albuterol and claims for commercially-available combinations of albuterol and ipratropium will be paid based on the allowances for individual vials of the component medications. The practical effect of the LCD, when implemented, would eliminate coverage and access to these medications for Medicare beneficiaries. CMS subsequently issued instructions to the DME MACs to delay the implementation of the LCD. It is unclear at this time the purpose of the delay or whether the LCD will ultimately be implemented in its current form. We will continue to monitor the status of the LCD in order to assess the potential impact on our ability to make these medications available to our pharmacy customers.

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

FUTURE IMPLEMENTATION OF A COMPETITIVE BIDDING PROCESS UNDER MEDICARE COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

CMS is required by law to establish and implement programs under which competitive acquisition areas will be established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment (See “MEDICARE REIMBURSEMENT”). The program will be implemented in phases such that competition under the program will occur in ten of the largest MSAs in the first year, 80 of the largest MSAs in the following year, and additional areas thereafter.

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

CMS concluded the bidding process for the first round of MSAs in September 2007. On March 20, 2008, CMS completed the bid evaluation process and announced the payment amounts that would have taken effect in the ten competitive bidding areas beginning July 1, 2008. Contracts to provide products within the competitive bid areas were awarded to selected suppliers and took effect on July 1, 2008. On July 15, 2008, Congress enacted the MIPPA legislation pursuant to an override of a Presidential veto. MIPPA retroactively delays the implementation of competitive bidding for up to 18 months and reduces Medicare prices nationwide by 9.5% for the product categories, including oxygen, that were initially included in competitive bidding. Pursuant to the delay, CMS cancelled all contract awards, retroactive to June 30, 2008. We will continue to monitor developments regarding the implementation of the competitive bidding program. We can not predict the outcome of the competitive bidding program on our business when fully implemented nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding.

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

FUTURE REDUCTIONS IN REIMBURSEMENT RATES FROM PRIVATE PAYORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Payors such as private insurance companies and employers are under pressure to increase profitability and reduce costs. In response, certain payors are limiting coverage or reducing reimbursement rates for the equipment and services we provide. Approximately 24% of our customers and approximately 27% of our primary and secondary payments are derived from private payors. Continued financial pressures on these entities could lead to further reimbursement reductions for our equipment and services that could have a material adverse effect on our financial condition and operating results.

WE DEPEND UPON REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR A SIGNIFICANT MAJORITY OF OUR REVENUES, AND IF WE FAIL TO MANAGE THE COMPLEX AND LENGTHY REIMBURSEMENT PROCESS, OUR BUSINESS AND OPERATING RESULTS COULD SUFFER.

We derive a significant majority of our revenues from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Approximately 48% of our revenues are derived from Medicare, 27% from private insurance carriers, 13% from Medicaid and the balance directly from individual customers and commercial entities.

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

Our revolving credit facility is subject to changing LIBOR-based interest rates. At June 30, 2008, we had $165.0 million of outstanding borrowings under the credit facility.

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

(b) Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Securities and Exchange Act of 1934, as amended) occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2008, the Company did not repurchase any shares of its common stock.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
April 1, 2008 to April 30, 2008	0	$0.00	0	$336,036,000
May 1, 2008 to May 31, 2008	0	0.00	0	$342,613,000
June 1, 2008 to June 30, 2008	0	0.00	0	$129,542,000

Total	0	$0.00	0

On February 14, 2006, the Board authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. On January 23, 2007 and October 23, 2007, the Board approved modifications to the formula to increase the ratio of net debt to cash flow to allow additional share repurchases. As of June 30, 2008, $129.5 million of common stock was eligible for repurchase in accordance with the formula.

Item 3.	Defaults Upon Senior Securities - Not Applicable

Item 4.	Submission of Matters to a Vote of the Security Holders

Our Annual Meeting of Shareholders was held on May 12, 2008. The following matters were voted on at the Annual Meeting, with the number of votes cast for, against or withheld and number of abstentions, as applicable in each case, indicated next to such matter.

	For	Withheld	Abstain
1. Election of Directors
J. P. Byrnes	62,984,449	1,778,249	0
S. H. Altman, Ph.D.	49,612,445	15,150,252	0
C. B. Black	47,641,795	17,120,902	0
F. D. Byrne, M.D.	64,151,620	611,077	0
W. F. Miller, III	49,642,438	15,120,259	0

	For	Against	Abstain
2. Ratification of KPMG LLP as the Company’s independent registered public accounting firm	64,082,822	666,588	13,285

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits

(a) Exhibits included or incorporated herein: See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.
Registrant

/S/ PAUL G. GABOS
Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer

August 5, 2008

INDEX OF EXHIBITS

Exhibit Number	Exhibit
3.10(A)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.11(A)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.20(B)	Amended and Restated By-Laws of Lincare Holdings Inc.

4.10(C)	Lincare Holdings Inc. Indenture dated as of June 11, 2003

4.20(C)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003

4.30(D)	Lincare Holdings Inc. Series A Indenture dated as of October 31, 2007

4.40(D)	Lincare Holdings Inc. Series B Indenture dated as of October 31, 2007

4.50(D)	Lincare Holdings Inc. Registration Rights Agreement dated as of October 31, 2007

4.60(D)	First Amendment to Credit Agreement with Bank of America, N.A. as Agent and Calyon, New York Branch as Syndication Agent dated as of October 31, 2007

31.1	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

A	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.

B	Incorporated by reference to the Registrant’s Form 10-Q dated August 13, 2002.

C	Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.

D	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2007.

S-1