Form 10-Q
period 2008-09-30
LINCARE HOLDINGS INC
filed 2008-11-06
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $0.01 par value	74,378,369

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$32,916	$51,707
Short-term investments	0	98,250
Accounts receivable, net	198,915	198,918
Income tax receivable	4,394	3,399
Inventories	10,188	8,971
Prepaid and other current assets	2,083	4,359
Deferred income taxes	20,638	607

Total current assets	269,134	366,211

Property and equipment, net	346,995	340,151
Long-term investments	92,900	0
Goodwill	1,214,005	1,208,370
Other	11,458	13,632

Total assets	$1,934,492	$1,928,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations	$72,673	$288,044
Accounts payable	61,142	60,245
Accrued expenses:
Compensation and benefits	34,378	22,134
Liability insurance	17,942	15,806
Other current liabilities	59,920	52,245

Total current liabilities	246,055	438,474

Long-term obligations, excluding current installments	550,051	550,163
Deferred income taxes and other taxes	241,698	205,939

Total liabilities	1,037,804	1,194,576

Commitments and contingencies:
Stockholders’ equity:
Common stock	734	742
Additional paid-in capital	475,455	456,437
Retained earnings	420,499	276,609

Total stockholders’ equity	896,688	733,788

Total liabilities and stockholders’ equity	$1,934,492	$1,928,364

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net revenues	$405,677	$408,152	$1,249,488	$1,183,694

Costs and expenses:
Cost of goods and services	94,969	101,398	302,362	289,494
Operating expenses	100,508	91,458	294,442	272,939
Selling, general and administrative expenses	82,165	80,128	243,708	236,190
Bad debt expense	6,085	6,122	18,742	17,755
Depreciation and amortization expense	29,015	29,957	88,618	83,694

	312,742	309,063	947,872	900,072

Operating income	92,935	99,089	301,616	283,622

Other income (expense):
Interest income	1,390	525	5,163	1,650
Interest expense	(5,466)	(4,864)	(19,190)	(15,595)

	(4,076)	(4,339)	(14,027)	(13,945)

Income before income taxes	88,859	94,750	287,589	269,677
Income tax expense	33,073	36,111	108,550	101,188

Net income	$55,786	$58,639	$179,039	$168,489

Basic earnings per common share	$0.76	$0.69	$2.46	$1.98

Diluted earnings per common share	$0.76	$0.66	$2.38	$1.89

Weighted average number of common shares outstanding	73,006	84,562	72,903	85,034

Weighted average number of common shares and common share equivalents outstanding	73,435	90,551	76,346	91,392

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$179,039	$168,489
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	18,742	17,755
Depreciation and amortization expense	88,618	83,694
Net gain on disposal of property and equipment	(30)	(27)
Amortization of debt issuance costs	2,211	321
Stock-based compensation expense	12,366	12,892
Deferred income taxes	22,231	20,116
Excess tax benefit from stock-based compensation	(19)	(4,133)
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts receivable	(18,082)	(48,253)
Increase in inventories	(1,121)	(1,216)
Decrease in prepaid and other assets	2,274	2,569
Increase in accounts payable	757	13,174
Increase in accrued expenses	15,502	22,029
(Decrease) increase in income taxes payable	(425)	17,814

Net cash provided by operating activities	322,063	305,224

Cash flows from investing activities:
Proceeds from sale of property and equipment	19,745	93
Capital expenditures	(114,773)	(95,917)
Purchases of investments	(31,450)	(96,375)
Sales and maturities of investments	36,800	80,550
Business acquisitions, net of cash acquired and purchase price adjustments	(6,120)	0

Net cash used in investing activities	(95,798)	(111,649)

Cash flows from financing activities:
Proceeds from issuance of debt	165,000	205,435
Payments of principal on debt	(380,872)	(143,036)
Payments of debt issuance costs	(128)	(7)
Proceeds from exercise of stock options and issuance of common shares	6,136	35,103
Excess tax benefit from stock-based compensation	19	4,133
Payments to acquire treasury stock	(35,211)	(300,039)

Net cash used in financing activities	(245,056)	(198,411)

Net decrease in cash and cash equivalents	(18,791)	(4,836)
Cash and cash equivalents, beginning of period	51,707	25,075

Cash and cash equivalents, end of period	$32,916	$20,239

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,016	$12,378

Cash paid for income taxes	$93,337	$67,344

Supplemental disclosure of non-cash financing activities:
Assets acquired under capital lease	$0	$435

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

At September 30, 2008, the Company held $92.9 million of investment grade auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. Under the provisions of SFAS No. 115, the investments are classified as available-for-sale and are carried at fair value, with any unrealized gains and losses included in comprehensive income as a separate component of shareholders’ equity. The book value of available-for-sale investments held at September 30, 2008, approximated fair value. Therefore, the Company had no reported unrealized gains or losses.

During the first quarter of 2008, the Company reclassified all of its investments in auction rate securities from short-term to long-term investments. Of the auction rate securities held as of September 30, 2008, $60.4 million are secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. The remaining $32.5 million are comprised of securities backed by pools of municipal bonds. All of the auction rate securities held by the Company are senior obligations under the applicable indentures authorizing the issuance of such securities. Recent turmoil in the credit markets has resulted in widespread failures to attract demand for such securities at the periodic auction dates occurring subsequent to December 31, 2007. As of September 30, 2008, all of the securities held by the Company continued to experience auction failures, resulting in the Company continuing to hold such securities. The Company received partial redemptions, at par, in the amount of $175,000 in February 2008, $250,000 in April 2008, $3.4 million in June 2008, $1.3 million in July 2008 and $250,000 in August 2008.

All of the auction rate securities owned by the Company were purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”) and are held, for the benefit of the Company, by UBS. On August 8, 2008, UBS announced a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other state regulatory agencies to restore liquidity to remaining clients who hold auction rate securities.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In October 2008, the Company received an offer (the “Offer”) from UBS to sell to them at par value all of the auction rate securities originally purchased from UBS (approximately $92.9 million) in accordance with the terms of the settlement agreement. Under the settlement agreement, the Company will be able to redeem all of its auction rate securities at par during a two-year time period beginning June 30, 2010, while UBS may purchase all or some of the auction rate securities at par from the Company at any time through July 2, 2012. The Offer is non-transferable and expires on November 14, 2008.

Pursuant to the Company’s acceptance of the offer, UBS purchased a portion of the Company’s holdings of auction rate securities at par on November 6, 2008 in the amount of $32.5 million.

The Company will continue to monitor credit market conditions to assess the liquidity of its investments. Due to its ability to access its cash and cash equivalents, amounts available under its revolving credit facility, and its expected operating cash flows, the Company believes that it has adequate liquidity available to meet its obligations.

Concentration of Credit Risk: The Company’s revenues are generated through locations in 48 states. The Company generally does not require collateral or other security in extending credit to customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 60% and 64% of net revenues for the nine months ended September 30, 2008 and 2007, respectively. The exclusion of the Company from participating in federally funded programs would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

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

Sales and Certain Other Taxes: In its consolidated financial statements, Lincare accounts for taxes imposed on revenue-producing transactions by government authorities on a net basis, and accordingly, excludes such taxes from net revenues. Such taxes include, but are not limited to sales, use, privilege and excise taxes.

Cost of Goods and Services: Cost of goods and services includes the cost of equipment (excluding depreciation of $20.9 million and $62.7 million for the three and nine-month periods in 2008 and $20.6 million and $58.9 million for the three and nine-month periods in 2007, respectively), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $10.2 million and $35.8 million for the three and nine-month periods of 2008 and approximately $11.7 million and $36.3 million for the three and nine-month periods in 2007, respectively. Included in cost of goods and services in the three and nine-month periods ended September 30, 2008 are salary and related expenses of pharmacists and pharmacy technicians of $2.8 million and $8.5 million, respectively. Such salary and related expenses for the three and nine-month periods ended September 30, 2007, were $2.5 million and $7.7 million, respectively.

Operating Expenses: The Company manages 1,049 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable and discretionary clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Expenses (in thousands)	2008	2007	2008	2007
Salary and related	$63,156	$57,655	$186,559	$173,822
Facilities	14,404	14,191	43,056	41,553
Vehicles	14,127	11,514	39,896	33,466
General supplies/miscellaneous	8,821	8,098	24,931	24,098

Total	$100,508	$91,458	$294,442	$272,939

Included in operating expenses during the three and nine months ended September 30, 2008 are salary and related expenses for Service Reps in the amount of $27.1 million and $81.0 million, respectively. Such salary and related expenses for the three and nine months ended September 30, 2007 were $25.0 million and $74.5 million, respectively.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and nine months ended September 30, 2008 are salary and related expenses of $58.5 million and $176.2 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and nine months ended September 30, 2008 of $16.2 million and $49.2 million, respectively. Included in SG&A during the three and nine months ended September 30, 2007 are salary and related expenses of $56.6 million and $169.0 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $15.6 million and $47.0 million in the respective periods during 2007. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

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

During the nine month period ended September 30, 2008, the Company acquired certain assets of three companies. During the nine month period ended September 30, 2007, the Company did not acquire the business or assets of any companies.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate cost of the 2008 acquisitions described above was as follows:

(In thousands)
Cash	$6,120
Deferred acquisition obligations	1,520
Assumption of liabilities	51

$7,691

The aggregate purchase price was allocated as follows:

Current assets	$483
Property and equipment	127
Intangible assets	45
Goodwill	7,036

$7,691

Unaudited pro forma supplemental information on the results of operations for the nine months ended September 30, 2008 and September 30, 2007, is provided below and reflects the acquisitions as if they had been completed at the beginning of each period.

	For The Nine Months Ended September 30,
	2008	2007
	(In thousands, except per share data)
Net revenues	$1,251,881	$1,188,043

Net income	$179,579	$169,476

Income per common share:
Basic	$2.46	$1.99

Diluted	$2.38	$1.90

The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of the respective preceding periods or of future results of operations of the combined companies.

Note 3. Accounts Receivable, Net

Accounts receivable, net at September 30, 2008 and December 31, 2007 consist of:

	September 30, 2008	December 31, 2007
	(In thousands)
Trade accounts receivable	$239,844	$241,288
Less allowance for sales adjustments and uncollectible accounts	(40,929)	(42,370)

Accounts receivable, net	$198,915	$198,918

Note 4. Property and Equipment, Net

Property and equipment, net at September 30, 2008 and December 31, 2007 consist of:

	September 30, 2008	December 31, 2007
	(In thousands)
Property and equipment at cost	$977,836	$900,299
Less accumulated depreciation	(630,841)	(560,148)

Property and equipment, net	$346,995	$340,151

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Long-Term Obligations

Long-term obligations at September 30, 2008 and December 31, 2007 consist of:

	September 30, 2008	December 31, 2007
	(In thousands)
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a callable option in 2012	$275,000	$275,000
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a callable option in 2014	275,000	275,000
Convertible debt to mature in 2033, bearing fixed interest of 3.0%, with a callable option in 2008	0	275,000
Eurodollar loans under five-year revolving credit agreement bearing annual interest equal to the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus an applicable margin based on the Company’s consolidated leverage ratio (consolidated funded indebtedness to consolidated EBITDA)	70,000	10,000
Capital lease obligations due through 2010	200	307
Unsecured, deferred acquisition obligations net of imputed interest, payable in various installments through 2009	2,524	2,900

Total long-term obligations	622,724	838,207
Less: current installments	72,673	288,044

Long-term debt, excluding current installments	$550,051	$550,163

The Company’s current revolving credit agreement with several lenders and Bank of America N.A. as agent, dated December 1, 2006, permits the Company to borrow amounts up to $390.0 million under a five-year revolving credit facility. The five-year revolving credit facility contains a $60.0 million letter of credit sub-facility, which reduces the principal amount available under the five-year revolving credit facility by the amount of outstanding letters of credit on the sub-facility. As of September 30, 2008, $70.0 million in borrowings were outstanding on the five-year credit facility and $23.5 million in standby letters of credit were issued as of that date. The revolving five-year credit agreement has a maturity date of December 1, 2011. Upon entering into the five-year credit agreement, origination and other upfront fees and expenses of $1.0 million were paid and are being amortized over five years. In addition to the upfront fees, the Company pays an annual administration agency fee along with a quarterly facility fee. The facility fee is based on the Company’s consolidated leverage ratio and ranges between 0.10% and 0.175% annually. The leverage ratio is calculated each quarter to determine the applicable interest rate on revolving loans, the letter of credit fee and the facility fee for the following quarter. The revolving credit agreement contains several financial and other negative and affirmative covenants customary in such agreements and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. The financial covenants in the Company’s credit agreement include interest coverage and leverage ratios, as defined in the agreement. The Company’s credit agreement requires compliance with all covenants set forth in the agreement and the Company was in compliance with all covenants as of September 30, 2008 and December 31, 2007. The credit agreement defines the occurrence of certain specified events as events of default which, if not waived by or cured to the satisfaction of the requisite lenders, allow the lenders to take actions against the Company, including termination of commitments under the agreement, acceleration of any unpaid principal and accrued interest in respect of outstanding borrowings, payment of additional cash collateral to be held in escrow for the benefit of the lenders and enforcement of any and all rights and interests created and existing under the credit agreement. Under certain conditions, an event of default may result in an increase in the interest rate (the “Default Rate”) payable by the Company on loans outstanding under the credit facility. The Default Rate is equal to the interest rate (including any applicable percentage as set forth in the agreement) otherwise applicable to such loans plus 2% per annum. In the case of a bankruptcy event (as defined in the credit agreement), all commitments automatically terminate and all amounts outstanding under the credit facility become immediately due and payable.

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

During the three months ended September 30, 2008, the Company effectively settled an examination with a taxing jurisdiction for $5.3 million for which reserves had been provided in prior periods. The Company does not expect that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months. The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Internal Revenue Service (“IRS”) completed its examination of the Company’s U.S. income tax returns through 2006. The U.S. federal statute of limitations remains open for the year 2005 and onward. There are no material disputes for the open tax years.

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

Note 7. Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in the Company’s earnings, including securities that may be issued upon conversion of convertible debentures and exercise of outstanding stock options. When the exercise of stock options would be anti-dilutive, they are excluded from the income per common share calculation. For the three and nine months ended September 30, 2008, the number of excluded shares underlying anti-dilutive stock options was 684,676 and 1,110,466, respectively. For the three and nine months ended September 30, 2007, the number of excluded shares underlying anti-dilutive stock options was 925,976 and 620,625, respectively.

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
	2008	2007		2008		2007
	(In thousands, except per share data)
Numerator:
Basic – Income available to common stockholders	$55,786	$58,639		$179,039		$168,489
Adjustment for assumed dilution:
Interest on convertible debt, net of tax	0	1,277		2,343		3,867

Diluted – Income available to common stockholders and holders of dilutive securities	$55,786	$59,916		$181,382		$172,356

Denominator:
Weighted average shares	73,006	84,562		72,903		85,034
Effect of dilutive securities:
Incremental shares under stock compensation plans	429	832		300		1,201
Incremental shares from assumed conversion of convertible debt	0	5,157		3,143		5,157

Adjusted weighted average shares	73,435	90,551		76,346		91,392

Per share amount:
Basic	$0.76	$0.69		$2.46		$1.98

Diluted	$0.76	$0.66	(1)	$2.38	(1)	$1.89	(1)

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s 3.0% Convertible Senior Debentures due 2033 (see “Liquidity and Capital Resources”) in accordance with EITF No. 04-8. The debentures were redeemed in full on June 15, 2008, pursuant to a notice of redemption.

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

For the three months ended September 30, 2008 and 2007, the Company recognized total stock-based compensation costs of $4.2 million and $5.4 million, respectively, as well as related tax benefits of $1.6 million and $1.9 million, respectively. For the nine months ended September 30, 2008 and 2007, the Company recognized total stock-based compensation costs of $12.4 million and $12.9 million, respectively, as well as related tax benefits of $4.5 million and $4.5 million, respectively. Substantially all stock-based compensation costs are classified within selling, general and administrative expenses on the accompanying condensed consolidated statements of operations.

Stock Options

Stock option activity for the nine months ended September 30, 2008 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	8,970,616	$33.46
Options granted in 2008	0	—
Exercised in 2008	(212,000)	24.45
Forfeited in 2008	(21,350)	39.03

Outstanding at September 30, 2008	8,737,266	$33.66	3.60	$13,744,907

Exercisable at September 30, 2008	5,984,885	$30.75	2.54	$13,744,907

Vested or expected to vest as of September 30, 2008	8,595,686	$33.53	3.57	$13,744,907

Stock options outstanding at September 30, 2008, were 8,737,266. Of the stock options outstanding at September 30, 2008, options for 5,984,885 shares were exercisable and options for 2,752,381 shares were unvested. Of the total stock options outstanding at September 30, 2008, 8,595,686 were vested or expected to vest in the future, net of expected cancellations and forfeitures of 141,580. The intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007, amounted to $1.6 million and $27.2 million, respectively.

As of September 30, 2008, the total remaining unrecognized compensation cost related to unvested stock options amounted to $12.0 million, which will be amortized over the weighted-average remaining requisite service period of 1.0 year.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock

The following table summarizes information about restricted stock activity for the nine months ended September 30, 2008:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2007	371,850	$38.99
Granted	561,000	30.44
Vested	0	—
Forfeited	(17,700)	39.03

Unvested at September 30, 2008	915,150	$33.75

As of September 30, 2008, the total remaining unrecognized compensation cost related to restricted stock amounted to $27.8 million, which will be amortized over the weighted-average remaining requisite service period of 2.1 years.

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

The Company’s comprehensive income is the same as reported net income for the three and nine-month periods ended September 30, 2008 and 2007.

Note 10. Subsequent Event

In October 2008, the Company received an offer (the “Offer”) from UBS to sell to them at par value all of the auction rate securities originally purchased from UBS (approximately $92.9 million) in accordance with the terms of the settlement agreement. Under the settlement agreement, the Company will be able to redeem all of its auction rate securities at par during a two-year time period beginning June 30, 2010, while UBS may purchase all or some of the auction rate securities at par from the Company at any time through July 2, 2012. The Offer is non-transferable and expires on November 14, 2008.

Pursuant to the Company’s acceptance of the offer, UBS purchased a portion of the Company’s holdings of auction rate securities at par on November 6, 2008 in the amount of $32.5 million.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This “Management’s Discussion and Analysis of Results of Operations and Financial Condition” is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. As used in this “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” the words “we,” “our,” “us” and the “Company” refer to Lincare Holdings Inc. and its consolidated subsidiaries.

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

Recent legislation, including the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. MIPPA delays for up to 18 months the implementation of a Medicare competitive bidding program for oxygen equipment and certain other DME items that was scheduled to begin on July 1, 2008 and institutes a 9.5% price reduction nationwide for these items as of January 1, 2009. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. DRA contains provisions that will negatively impact reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning in 2007. MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of DME, including oxygen, beginning in 2005, froze payment amounts for other covered DME items through 2007, established a competitive bidding program for DME, and implemented quality standards and accreditation requirements for DME suppliers. The MIPPA, SCHIP Extension Act, DRA and MMA provisions, when fully implemented, will materially and adversely affect our business, financial condition, operating results and cash flows.

The SCHIP Extension Act, which became law on December 29, 2007, reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The SCHIP Extension Act required the Centers for Medicare and Medicaid Services (“CMS”) to adjust the methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted average selling prices (“ASP”) based on actual sales volumes rather than average sales prices. The SCHIP Extension Act also specifically lowered reimbursement for the inhalation drug albuterol. Based on the payment rates published quarterly by CMS for inhalation drugs dispensed in 2008, we estimate that our reimbursement for such drugs will be reduced by approximately $72.6 million in 2008. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on our business in the future.

On April 10, 2008, the Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”) issued a revision of the Nebulizer Local Coverage Determination (“LCD”) that would have caused claims for levalbuterol and commercially-available combinations of albuterol and ipratropium to be downcoded and reimbursed based on the allowances for less costly medications. According to the LCD, claims for levalbuterol would be paid based on the allowance for albuterol and claims for commercially-available combinations of albuterol and ipratropium would be paid based on the allowances for individual vials of the component medications. The practical effect of the LCD, had it been implemented, would have eliminated coverage and access to these medications for Medicare beneficiaries. CMS subsequently issued instructions to the DME MACs to delay the implementation of the LCD pending the outcome of a civil action brought in the U.S. District Court for the District of Columbia challenging CMS’ authority to implement the LCD revision with respect to combinations of albuterol and ipratropium. On October 16, 2008, the U.S. District Court ruled in favor of the plaintiffs, thereby permanently enjoining CMS from implementing or enforcing the April 2008 LCD or any local coverage determination that bases reimbursement on a least costly alternative standard. It is unclear at this time whether CMS will attempt to implement the LCD with respect to levalbuterol, which was not the subject of the civil suit. We will continue to monitor any instructions that CMS issues to the DME MACs that might amend or rescind the LCD in order to assess the potential impact on our ability to make these medications available to our pharmacy customers in the future.

On February 1, 2006, Congress passed the DRA legislation which contains provisions that impacted reimbursement for oxygen equipment and DME. DRA changes the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment (including portable oxygen equipment) may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents will continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment, limited to 30 minutes of labor, will be made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology will impact our net revenues is January 2009.

On November 1, 2006, CMS published rule CMS-1304-F, describing the Medicare regulations required to implement the DRA oxygen provisions. The rule codifies the new payment methodology and related provisions with respect to oxygen, including, but not limited to, defining the 36-month capped rental period of continuous use, payment for oxygen contents beyond the 36-month rental period, payment for maintenance and servicing of oxygen equipment and procedures for replacement of oxygen equipment. The DRA oxygen provisions and related regulations represent a fundamental change in the Medicare payment system for oxygen. These provisions are complex, and are expected to result in profound changes in the provider-customer relationship for oxygen equipment and related services.

The financial impact to the Company of the oxygen capped rental regulations will be dependent upon a number of variables, including, (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of patients receiving oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by CMS for suppliers to receive payment for such oxygen contents, (iii) the mortality rates of patients on service beyond 36 months, (iv) the incidence of patients with equipment deemed to be beyond its useful life that may be eligible for new equipment and therefore a new rental episode and the coverage and billing requirements established by CMS for suppliers to receive payment for a new rental period, and (v) payment amounts established by CMS to reimburse suppliers for maintenance of oxygen equipment. The Company continues to evaluate these factors in order to determine the expected impact of the regulations, which we believe will have a material adverse effect on our revenues, operating income, cash flows and financial position in 2009 and beyond.

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

DRA also changed the reimbursement methodology for items of DME in the capped rental payment category, including but not limited to such items as continuous positive airway pressure (“CPAP”) devices, certain respiratory assist devices, nebulizers, hospital beds and wheelchairs. For such items of DME, payment may not extend over a period of continuous use of longer than 13 months. On the first day that begins after the 13th continuous month during which payment is made for the item, the supplier must transfer title of the item to the beneficiary. Additional payments for maintenance and service of the item are made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The DME capped rental provisions contained in DRA applied to items furnished for which the first rental month occurred on or after January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was February 2007.

Included in rule CMS-1304-F is a discussion of the Medicare regulations necessary to implement the DME capped rental changes contained in the DRA. In addition, on January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date count toward the 13-month cap. Accordingly, the first month in which the new payment methodology impacted our net revenues was May 2007. We estimate that the capped rental changes to DME and RADs reduced our net revenues by approximately $11.4 million in fiscal 2007 and will reduce net revenues in fiscal 2008 by approximately $22.9 million.

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

Operating Results

The following table sets forth for the periods indicated a summary of the Company’s net revenues by product category:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Oxygen and other respiratory therapy	$370,713	$375,561	$1,147,310	$1,090,568
Home medical equipment and other	34,964	32,591	102,178	93,126

Total	$405,677	$408,152	$1,249,488	$1,183,694

Net revenues for the three months ended September 30, 2008, decreased by $2.5 million (or 0.6%) compared with the three months ended September 30, 2007, and for the nine months ended September 30, 2008, increased $65.8 million (or 5.6%) compared with the nine months ended September 30, 2007. The Company estimates that the 0.6% decrease in net revenues in the three-month period was comprised of 4.8% internal growth and 0.6% acquisition growth offset by $24.5 million of Medicare price changes taking effect in 2008 (see “Medicare Reimbursement”). The Company estimates that the 5.6% increase in net revenues in the nine-month period was comprised of 9.9% internal growth and 0.4% acquisition growth partially offset by $55.4 million of Medicare price changes taking effect in 2008. The internal growth in net revenues is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions. During the nine months ended September 30, 2008, the Company acquired certain assets of three companies with aggregate annual revenues of approximately $5.8 million. The aggregate cost of these acquisitions was $7.7 million. During the nine months ended September 30, 2007, we did not acquire the business or assets of any companies.

Revenues for the three months ended September 30, 2008, were also impacted by a change in ordering patterns for certain inhalation drugs by customers concerned about the potential loss of Medicare coverage of these drugs. In April of 2008, the Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”) issued a revision of the Nebulizer Local Coverage Determination (“LCD”) that would have effectively eliminated Medicare reimbursement and patient access to these medications as of July 1, 2008. In response to this potential loss of access, a significant number of the Company’s customers placed orders in June to receive a 90-day shipment of these drugs rather than a 30-day shipment.

The net effect of this change in ordering patterns was to accelerate approximately $18.9 million of revenues in the second quarter that would otherwise have been expected to occur in the third quarter. The DME MACs subsequently announced a delay in the implementation of the LCD pending the outcome of a civil suit challenging the authority of CMS to enforce the revision (see “Medicare Reimbursement”).

The contribution of oxygen and other respiratory therapy products to our net revenues was 91.4% and 91.8%, respectively, during the three and nine months ended September 30, 2008. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of goods and services as a percentage of net revenues were 23.4% and 24.2%, respectively, for the three and nine months ended September 30, 2008, compared with 24.8% and 24.5% for the comparable prior year periods. Cost of goods and services for the three months ended September 30, 2008, decreased by $6.4 million, or 6.3%, compared to the prior year period. Cost of goods and services for the nine months ended September 30, 2008, increased $12.9 million or 4.4%, when compared with the prior year period. The increase in cost of goods and services in 2008 is attributable to an increase in drug purchasing costs due to a product mix shift away from compounded to higher cost commercially-available products in our inhalation drug business as a result of a determination by CMS to eliminate Medicare coverage of compounded medications as of July 1, 2007. Contributing to the decrease in cost of goods and services in the third quarter of 2008 was the impact from the change in pharmacy customer ordering patterns, which resulted in the acceleration of approximately $11.2 million of drug purchasing costs in the second quarter that would otherwise have been expected to occur in the third quarter. Also contributing to higher costs was growth in our sleep therapy product lines during the first nine months of 2008, compared with the first nine months of 2007, which generally carry a higher cost of goods sold than other products we provide.

Cost of goods and services for the three and nine-month periods includes the cost of equipment (excluding depreciation of $20.9 million and $62.7 million in 2008 and $20.6 million and $58.9 million in 2007, respectively), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $10.2 million and $35.8 million for the three and nine-month periods of 2008 and approximately $11.7 million and $36.3 million for the three and nine-month periods of 2007, respectively. Included in cost of goods and services in the three and nine months ended September 30, 2008 are salary and related expenses of pharmacists and pharmacy technicians of $2.8 million and $8.5 million, respectively. Such salary and related expenses for the three and nine months ended September 30, 2007, were $2.5 million and $7.7 million, respectively.

Operating expenses as a percentage of net revenues were 24.8% and 23.6%, respectively, for the three and nine months ended September 30, 2008, compared with 22.4% and 23.1%, respectively, for the comparable prior year periods. Operating expenses for the three and nine months ended September 30, 2008, increased by $9.1 million, or 9.9%, and $21.5 million or 7.9%, respectively, over the prior year periods. Contributing to the increase in operating expenses, as a percentage of net revenues, during the first nine months of 2008 were increases in payroll and related expenses and higher vehicle, fuel and facility costs.

The Company manages 1,049 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable and discretionary clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Expenses (in thousands)	2008	2007	2008	2007
Salary and related	$63,156	$57,655	$186,559	$173,822
Facilities	14,404	14,191	43,056	41,553
Vehicles	14,127	11,514	39,896	33,466
General supplies/miscellaneous	8,821	8,098	24,931	24,098

Total	$100,508	$91,458	$294,442	$272,939

Included in operating expenses during the three and nine months ended September 30, 2008 are salary and related expenses for Service Reps in the amount of $27.1 million and $81.0 million, respectively. Such salary and related expenses for the three and nine months ended September 30, 2007 were $25.0 million and $74.5 million, respectively.

Selling, general and administrative (“SG&A”) expenses as a percentage of net revenues were 20.3% and 19.5%, respectively, for the three and nine months ended September 30, 2008, compared with 19.6% and 20.0%, respectively, for the comparable prior year periods. SG&A expenses for the three months ended September 30, 2008 increased by $2.0 million, or 2.5%, compared to the prior year period. SG&A expenses for the nine months ended September 30, 2008 increased by $7.5 million, or 3.2% over the prior year period. Contributing to the modest increase in SG&A expenses in 2008 were containment of growth in payroll and related expenses, an increase in reserves for auto and workers’ compensation insurance claims and higher vehicle reimbursement expenses, partially offset by lower advertising expenses.

SG&A expenses include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and nine months ended September 30, 2008 are salary and related expenses of $58.5 million and $176.2 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $16.2 million and $49.2 million during the respective periods. Included in SG&A during the three and nine months ended September 30, 2007 are salary and related expenses of $56.6 million and $169.0 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $15.6 million and $47.0 million during the respective periods. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Included in depreciation and amortization expense in the three and nine months ended September 30, 2008 is depreciation of patient service equipment of $20.9 million and $62.7 million, respectively, and depreciation of other property and equipment of $8.1 million and $25.8 million, respectively. Included in depreciation and amortization expense in the three and nine months ended September 30, 2007 is depreciation of patient service equipment of $20.6 million and $58.9 million, respectively, and depreciation of other property and equipment of $9.3 million and $24.6 million, respectively. The change in depreciation and amortization expense in the three and nine months ended September 30, 2008 compared with the prior year period is attributable to increased purchases of medical and other equipment necessary to support the growth in the Company’s customer base during 2008.

Operating income for the three and nine months ended September 30, 2008, was $92.9 million (22.9% of net revenues) and $301.6 million (24.1% of net revenues), respectively, compared with $99.1 million (24.3% of net revenues) and $283.6 million (24.0% of net revenues), respectively, for the comparable prior year periods.

Liquidity and Capital Resources

Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operating costs, capital expenditures, acquisitions, debt service and share repurchases.

Net cash provided by operating activities increased by 5.5% to $322.1 million for the nine months ended September 30, 2008, compared with $305.2 million for the nine months ended September 30, 2007. Net cash used in investing and financing activities was $340.9 million for the nine months ended September 30, 2008. Activity during the nine-month period ended September 30, 2008 included our net investment in property and equipment of $95.0 million, investment in business acquisitions of $6.1 million, payments of principal on debt of $380.9 million, repurchases of our common stock of $35.2 million, proceeds from issuance of debt of $165.0 million and proceeds from the exercise of stock options and issuance of common shares of $6.1 million.

As of September 30, 2008, our principal sources of liquidity consisted of $32.9 million of cash and equivalents and $296.5 million available under our revolving bank credit facility. At September 30, 2008, the Company held $92.9 million of investment grade auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. Under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investments are classified as available-for-sale and are carried at fair value, with any unrealized gains and losses included in comprehensive income as a separate component of shareholders’ equity. The book value of available-for-sale investments held at September 30, 2008, approximated fair value. Therefore, the Company had no reported unrealized gains or losses.

During the first quarter of 2008, the Company reclassified all of its investments in auction rate securities from short-term to long-term investments. Of the auction rate securities held as of September 30, 2008, $60.4 million are secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. The remaining $32.5 million are comprised of securities backed by pools of municipal bonds. All of the auction rate securities held by the Company are senior obligations under the applicable indentures authorizing the issuance of such securities. Recent turmoil in the credit markets has resulted in widespread failures to attract demand for such securities at the periodic auction dates occurring subsequent to December 31, 2007. As of September 30, 2008, all of the securities held by the Company continued to experience auction failures, resulting in our continuing to hold such securities. The Company received partial redemptions, at par, in the amount of $175,000 in February 2008, $250,000 in April 2008, $3.4 million in June 2008, $1.3 million in July 2008 and $250,000 in August 2008.

All of the auction rate securities owned by the Company were purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”) and are held, for the benefit of the Company, by UBS. On August 8, 2008, UBS announced a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other state regulatory agencies to restore liquidity to remaining clients who hold auction rate securities.

In October 2008, the Company received an offer (the “Offer”) from UBS to sell to them at par value all of the auction rate securities originally purchased from UBS (approximately $92.9 million) in accordance with the terms of the settlement agreement. Under the settlement agreement, the Company will be able to redeem all of its auction rate securities at par during a two-year time period beginning June 30, 2010, while UBS may purchase all or some of the auction rate securities at par from the Company at any time through July 2, 2012. The Offer is non-transferable and expires on November 14, 2008.

Pursuant to the Company’s acceptance of the offer, UBS purchased a portion of the Company’s holdings of auction rate securities at par on November 6, 2008 in the amount of $32.5 million.

We will continue to monitor credit market conditions to assess the liquidity of our investments. Due to our ability to access our cash and cash equivalents, amounts available under our revolving credit facility, and our expected operating cash flows, we believe that we have adequate liquidity available to meet our obligations.

On February 14, 2006, our Board of Directors authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. During the nine months ended September 30, 2008, the Company repurchased and retired 1,009,250 shares for $35.2 million pursuant to the repurchase plan. On January 23, 2007 and October 23, 2007, our Board of Directors approved modifications to the share repurchase formula to increase the ratio of debt to cash flow to allow additional share repurchases. As of September 30, 2008, $229.4 million of the Company’s common stock was eligible for repurchase in accordance with the amended formula.

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

Accounts receivable balance concentrations by major payor category as of September 30, 2008 and December 31, 2007 were as follows:

Percentage of Accounts Receivable Outstanding:	September 30, 2008	December 31, 2007
Medicare	37.0%	36.8%
Medicaid/Other Government	15.7%	17.8%
Private Insurance	38.4%	37.4%
Self-Pay	8.9%	8.0%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008
Percentage of Accounts Aged in Days:	0-60	61-120	Over 120
Medicare	82.5%	8.2%	9.3%
Medicaid/Other Government	52.6%	17.8%	29.6%
Private Insurance	58.0%	14.6%	27.4%
Self-Pay	53.1%	25.8%	21.1%
All Payors	65.8%	13.7%	20.5%

	December 31, 2007
Percentage of Accounts Aged in Days:	0-60	61-120	Over 120
Medicare	77.0%	10.5%	12.5%
Medicaid/Other Government	50.1%	20.7%	29.2%
Private Insurance	60.8%	15.0%	24.2%
Self-Pay	51.4%	26.6%	22.0%
All Payors	64.1%	15.3%	20.6%

We operate 33 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of September 30, 2008, there were 1,357 full-time employees in the RBCOs. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within our proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that we can access to determine the status of individual claims. We have benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 68.4% of all payments received. We believe that our collection procedures contribute to our accounts receivable days sales outstanding (“DSO”) of 44.1 days and bad debt expense of 1.5% being among the lowest in the industry, according to published industry data and public filings of some of our competitors.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” which permits an entity to choose to measure certain financial instruments and other items at fair value at specified election dates. A company will report unrealized gains and losses in earnings on items for which the fair value option has been elected after adoption. The provisions of SFAS No. 159 were effective as of the beginning of the 2008 calendar year. The adoption of SFAS No. 159 had no impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The provisions of SFAS No. 141(R) are effective as of the beginning of the 2009 calendar year. The Company is currently evaluating the potential future impact of this standard on its financial condition, results of operations and cash flows.

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

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. The Company is currently evaluating the future impact the adoption of FSP APB 14-1 will have on its consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. Key existing principles of Statement 157 illustrated in the example include (a) fair value represents the price at which an orderly transaction would take place between market participants; even if there is little or no market activity for an asset at the measurement date, the objective of determining fair value remains the same, (b) in determining fair value, the use of management’s internal assumptions concerning future cash flows discounted at an appropriate risk-adjusted interest rate is acceptable when relevant observable market data do not exist, (c) broker quotes may properly be included as an input when measuring fair value (but such quotes are not necessarily determinative if an active market for the financial asset does not exist). The provisions of FSP FAS 157-3 are effective upon issuance. The adoption of FSP FAS 157-3 did not have a material impact on our financial condition, results of operations or cash flows.

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

Recent legislation and coverage policy revisions, including the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. MIPPA delays for up to 18 months the implementation of a Medicare competitive bidding program for oxygen equipment and certain other DME items that was scheduled to begin on July 1, 2008 and institutes a 9.5% price reduction nationwide for these items as of January 1, 2009. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. DRA contains provisions that will negatively impact reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning in 2007. MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of DME, including oxygen, beginning in 2005, froze payment amounts for other covered DME items through 2007, established a competitive acquisition program for DME and implemented quality standards and accreditation requirements for DME suppliers. The MIPPA, SCHIP Extension Act, DRA and MMA provisions, when fully implemented, will materially and adversely affect our business, financial condition, operating results and cash flows. See “MEDICARE REIMBURSEMENT” for a full discussion of the MIPPA, SCHIP Extension Act, DRA and MMA provisions.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE AND RENTAL OF MEDICARE-COVERED OXYGEN AND DME ITEMS, AND RECENT LEGISLATIVE ACTS IMPOSE SUBSTANTIAL CHANGES IN THE MEDICARE PAYMENT METHODOLOGIES AND REDUCTIONS IN THE MEDICARE PAYMENT AMOUNTS FOR THESE ITEMS.

DRA changes the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment (including portable oxygen equipment) may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents will continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment, limited to 30 minutes of labor, will be made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology will impact our net revenues is January 2009.

On November 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) published rule CMS-1304-F, describing the Medicare regulations required to implement the DRA oxygen provisions. The rule codified the new payment methodology and related provisions with respect to oxygen, including, but not limited to, defining the 36-month capped rental period of continuous use, payment for oxygen contents beyond the 36-month rental period, payment for maintenance and servicing of oxygen equipment and procedures for replacement of oxygen equipment. The DRA oxygen provisions and related regulations represent a fundamental change in the Medicare payment system for oxygen. These provisions are complex, and are expected to result in profound changes in the provider-customer relationship for oxygen equipment and related services.

The financial impact to the Company of the oxygen capped rental regulations will be dependent upon a number of variables, including, (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of patients receiving oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by CMS for suppliers to receive payment for such oxygen contents, (iii) the mortality rates of patients on service beyond 36 months, (iv) the incidence of patients with equipment deemed to be beyond its useful life that may be eligible for new equipment and therefore a new rental episode and the coverage and billing requirements established by CMS for suppliers to receive payment for a new rental period, and (v) payment amounts established by CMS to reimburse suppliers for maintenance of oxygen equipment. The Company continues to evaluate these factors in order to determine the expected impact of the regulations, which we believe will have a material adverse effect on our revenues, operating income, cash flows and financial position in 2009 and beyond.

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

DRA also changed the reimbursement methodology for items of DME in the capped rental payment category, including but not limited to such items as continuous positive airway pressure (“CPAP”) devices, certain respiratory assist devices, nebulizers, hospital beds and wheelchairs. For such items of DME, payment may not extend over a period of continuous use of longer than 13 months. On the first day that begins after the 13th continuous month during which payment is made for the item, the supplier must transfer title of the item to the beneficiary. Additional payments for maintenance and service of the item are made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The DME capped rental provisions contained in DRA applied to items furnished for which the first rental month occurred on or after January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was February 2007.

Included in rule CMS-1304-F is a discussion of the Medicare regulations necessary to implement the DME capped rental changes contained in the DRA. In addition, on January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date count toward the 13-month cap. Accordingly, the first month in which the new payment methodology impacted our net revenues was May 2007. We estimate that the capped rental changes to DME and RADs reduced our net revenues by approximately $11.4 million in fiscal 2007 and will reduce net revenues in fiscal 2008 by approximately $22.9 million.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED RESPIRATORY MEDICATIONS, AND RECENT LEGISLATION AND MEDICARE POLICY REVISIONS IMPOSED SIGNIFICANT REDUCTIONS IN MEDICARE REIMBURSEMENT FOR SUCH INHALATION DRUGS.

Recently enacted legislation negatively affected Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008 (See “MEDICARE REIMBURSEMENT”). The SCHIP Extension Act required CMS to adjust the average sales price (“ASP”) calculation methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted ASPs based on actual sales volume rather than average sales price. The SCHIP Extension Act also specifically lowered reimbursement for the inhalation drug albuterol. Based on the payment rates published quarterly by CMS for inhalation drugs dispensed in 2008, we estimate that our reimbursement for such drugs will be reduced by approximately $72.6 million in 2008. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, and what impact such payment reductions could have on our business in the future.

On April 10, 2008, the Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”) issued a revision of the Nebulizer Local Coverage Determination (“LCD”) that would have caused claims for levalbuterol and commercially-available combinations of albuterol and ipratropium to be downcoded and reimbursed based on the allowances for less costly medications. According to the LCD, claims for levalbuterol would be paid based on the allowance for albuterol and claims for commercially-available combinations of albuterol and ipratropium would be paid based on the allowances for individual vials of the component medications. The practical effect of the LCD, had it been implemented, would have eliminated coverage and access to these medications for Medicare beneficiaries. CMS subsequently issued instructions to the DME MACs to delay the implementation of the LCD pending the outcome of a civil action brought in the U.S. District Court for the District of Columbia challenging CMS’ authority to implement the LCD revision with respect to combinations of albuterol and ipratropium. On October 16, 2008, the U.S. District Court ruled in favor of the plaintiffs, thereby permanently enjoining CMS from implementing or enforcing the April 2008 LCD or any local coverage determination that bases reimbursement on a least costly alternative standard. It is unclear at this time whether CMS will attempt to implement the LCD with respect to levalbuterol, which was not the subject of the civil suit. We will continue to monitor any instructions that CMS issues to the DME MACs that might amend or rescind the LCD in order to assess the potential impact on our ability to make these medications available to our pharmacy customers in the future.

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

FUTURE REDUCTIONS IN REIMBURSEMENT RATES FROM PRIVATE PAYORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Payors such as private insurance companies and employers are under pressure to increase profitability and reduce costs. In response, certain payors are limiting coverage or reducing reimbursement rates for the equipment and services we provide. Approximately 24% of our customers and approximately 33% of our primary and secondary payments are derived from private payors. Continued financial pressures on these entities could lead to further reimbursement reductions for our equipment and services that could have a material adverse effect on our financial condition and operating results.

WE DEPEND UPON REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR A SIGNIFICANT MAJORITY OF OUR REVENUES, AND IF WE FAIL TO MANAGE THE COMPLEX AND LENGTHY REIMBURSEMENT PROCESS, OUR BUSINESS AND OPERATING RESULTS COULD SUFFER.

We derive a significant majority of our revenues from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Approximately 47% of our revenues are derived from Medicare, 33% from private insurance carriers, 13% from Medicaid and the balance directly from individual customers and commercial entities.

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

Our revolving credit facility is subject to changing LIBOR-based interest rates. At September 30, 2008, we had $70.0 million of outstanding borrowings under the credit facility.

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

(b) Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Securities and Exchange Act of 1934, as amended) occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2008, the Company did not repurchase any shares of its common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
July 1, 2008 to July 31, 2008	0	$0.00	0	$198,439,000
August 1, 2008 to August 31, 2008	0	0.00	0	$234,578,000
September 1, 2008 to September 30, 2008	0	0.00	0	$229,416,000

Total	0	$0.00	0

On February 14, 2006, the Board authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. On January 23, 2007 and October 23, 2007, the Board approved modifications to the formula to increase the ratio of net debt to cash flow to allow additional share repurchases. As of September 30, 2008, $229.4 million of common stock was eligible for repurchase in accordance with the formula.

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

November 6, 2008

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