Form 10-K
period 2008-12-31
LINCARE HOLDINGS INC
filed 2009-02-25
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-19946

Lincare Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0331330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

19387 US 19 North Clearwater, Florida	33764
(Address of principal executive office)	(Zip Code)

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐     No  ☒

The aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant, based on a $28.40 closing sale price of the common stock on June 30, 2008, as reported on the NASDAQ National Market System, was approximately $2,069,759,056.

As of January 31, 2009, there were 74,393,068 outstanding shares of the registrant’s common stock, par value $.01, which is the only class of capital stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders of Lincare Holdings Inc., which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-K

For The Year Ended December 31, 2008

PART I

Item 1.    Business

General

Lincare Holdings Inc., together with its subsidiaries (“Lincare,” the “Company,” “we” or “our”), is one of the nation’s largest providers of oxygen and other respiratory therapy services to patients in the home. Our customers typically suffer from chronic obstructive pulmonary disease (“COPD”), such as emphysema, chronic bronchitis or asthma, and require supplemental oxygen or other respiratory therapy services in order to alleviate the symptoms and discomfort of respiratory dysfunction. Lincare currently serves approximately 700,000 customers in 48 states through 1,063 operating centers. Lincare Holdings Inc. was incorporated in Delaware in 1990. Our principal executive offices are located at 19387 U.S. Hwy 19 North, Clearwater, Florida 33764, and our telephone number is (727) 530-7700.

The Home Respiratory Market

We estimate that the home respiratory market (including home oxygen equipment and respiratory therapy services) represents in excess of $6.0 billion in annual sales. Growth in the home respiratory market is driven by increases in the number of persons afflicted with COPD, demographic factors that contribute to an increase in the proportion of the U.S. population over the age of 65 years, and the continued trend toward treatment of patients in the home as a lower cost alternative to the acute care setting.

Business Strategy

Our strategy is to increase our market share through internal growth and strategic business acquisitions. Lincare achieves internal growth in existing geographic markets through the addition of new customers and referral sources to our network of local operating centers. In addition, we expand into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when we believe such expansion will enhance our business. In 2008, Lincare acquired three local and regional companies with operations in multiple states.

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

We will continue our focus on providing oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our primary business. In 2008, oxygen and other respiratory therapy services accounted for approximately 92% of Lincare’s net revenues.

Products and Services of Lincare

Lincare primarily provides oxygen and other respiratory therapy services to patients in the home. We also provide a variety of durable medical equipment (“DME”) and home infusion therapies in certain geographic markets. When a physician, hospital discharge planner, or other source refers a patient to one of our operating centers, our customer representative obtains the necessary medical and insurance coverage information and assignment of benefits to Lincare, and coordinates the delivery of patient care. The prescribed therapy is delivered by one of our service representatives or clinicians at the customer’s home, where instruction and training are provided to the customer and the customer’s family regarding appropriate equipment use and maintenance and compliance with the prescribed therapy. Following the initial setup, our service representatives and/or clinicians make periodic visits to the customer’s home, the frequency of which is dictated by the type of therapy prescribed and physician orders. All services and equipment provided by Lincare are coordinated with the prescribing physician. During the period that we provide services and equipment for a customer, the customer remains under the physician’s care and medical supervision. We employ respiratory therapists, nurses and other qualified clinicians to perform certain training and other functions in connection with our services. Clinicians are licensed where required by applicable law.

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

Each of our operating centers is managed by a center manager who is responsible and accountable for the operating and financial performance of the center. Service and marketing functions are performed at the local operating level, while strategic development, financial control and operating policies are administered at the corporate level. Reporting mechanisms are in place at the operating center level to monitor performance and ensure field accountability.

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

Our billing system has both manual and computerized functions and processes that are designed to maintain the integrity of revenue and accounts receivable. Third-party payors, such as Medicare, that can accommodate electronic claims submission are billed electronically on a daily basis from our central computer system. Paper claims and invoices are generated and billed to various state Medicaid agencies, commercial payors and individual customers when electronic billing is unavailable. Electronic billing expedites the billing process and generally allows us to receive payment more quickly. The medical billing process requires the collection of various paper documents from customers and referral sources. Information such as customer demographics, insurance coverage and verification, prescriptions from physicians, delivery receipts, billing authorizations and assignments of benefits to Lincare, is gathered at the local operating centers and forwarded to our regional billing offices for review and manual input into our billing system. Item codes within the system representing specific products supplied to customers are matched against the Healthcare Common Procedure Coding System (“HCPCS”) for verification and accuracy of billing codes. Price tables within the system containing expected allowable payment amounts are maintained and updated by the regional billing offices based on published Medicare and Medicaid fee schedules and bulletins, as well as contracts and supplier notifications from private insurance companies.

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

	Year Ended December 31,
Payors	2008	2007	2006
Medicare and Medicaid programs	60%	64%	67%
Private insurance	33	29	26
Direct payment	7	7	7

	100%	100%	100%

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

Medicare and most other government and commercial payors that provide coverage to Lincare’s customers include a 20 percent co-payment provision in addition to a nominal deductible. Co-payments are generally not collected at the time of service and are invoiced to the customer or applicable secondary payor (supplemental providers of insurance coverage) on a monthly billing cycle as products are provided. A majority of our customers maintain, or are entitled to, secondary or supplemental insurance benefits providing “gap” coverage of this co-payment amount. In the event coverage is denied by the third-party payor, the customer may ultimately be responsible for all services rendered by Lincare.

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

Lincare primarily acquires new customers through referrals. Our principal sources of referrals are physicians, hospital discharge planners, prepaid health plans and clinical case managers. Our sales representatives maintain continual contact with these medical professionals.

Lincare’s referral sources recognize our reputation for providing high-quality equipment and service and have historically provided a steady flow of customers. While we view our referral sources as fundamental to our business, no single referral source accounts for more than one percent of our revenues. Lincare has approximately 700,000 active customers, and the loss of any single referral source, customer or group of customers would not materially impact our business.

Lincare has received accreditation from the Community Health Accreditation Program. Accreditation by a national accrediting body represents a marketing benefit to our operating centers and provides for a recognized quality assurance program. Home medical equipment providers are required to be accredited by an authorized accrediting organization in order to participate in Medicare and many private insurance plans.

Acquisitions

In each of 2008 and 2007, we acquired certain operating assets of three companies with operations in multiple states, resulting in the addition of three new operating centers in 2008 and one new operating center in 2007. The aggregate purchase prices for these acquisitions were $29.3 million and $6.0 million in 2008 and 2007, respectively.

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

Suppliers

We purchase oxygen and other respiratory equipment from a variety of suppliers. We are not dependent upon any single supplier and believe that our product needs can be met by an adequate number of qualified manufacturers.

Competition

The home respiratory market is a fragmented and highly competitive industry that is served by Lincare, other national providers, and, by our estimates, over 2,000 regional and local providers.

Home respiratory companies compete primarily on the basis of service, not pricing, since reimbursement levels are established by fee schedules promulgated by Medicare and Medicaid or by the individual determinations of private insurance companies. Furthermore, marketing efforts by home respiratory companies are typically directed toward referral sources that generally do not share financial responsibility for the payment of services provided to customers. The relationships between a home respiratory company and its customers and referral sources are highly personal. There is no compelling incentive for either physicians or the patients to alter the relationship, so long as the home respiratory company is providing responsive, professional and high-quality service.

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

Recent legislation, including the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. MIPPA delays for up to 18 months the implementation of a Medicare competitive bidding program for oxygen equipment and certain other DME items that was scheduled to begin on July 1, 2008 and institutes a 9.5% price reduction nationwide for these items as of January 1, 2009. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. DRA contains provisions that will negatively impact reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning in 2007. MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of DME, including oxygen, beginning in 2005, froze payment amounts for other covered DME items through 2007, established a competitive bidding program for DME, and implemented quality standards and accreditation requirements for DME suppliers. These legislative provisions, when fully implemented, will materially and adversely affect our business, financial condition, operating results and cash flows.

The SCHIP Extension Act, which became law on December 29, 2007, reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The

SCHIP Extension Act required the Centers for Medicare and Medicaid Services (“CMS”) to adjust the methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted average selling prices (“ASP”) based on actual sales volumes rather than average sales prices. The SCHIP Extension Act also specifically lowered reimbursement for the inhalation drug albuterol. Based on the payment rates published quarterly by CMS for inhalation drugs dispensed in 2008, we estimate that our reimbursement for such drugs was reduced by approximately $72.6 million in 2008. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

On February 1, 2006, Congress passed the DRA legislation which contains provisions that impacted reimbursement for oxygen equipment and DME. DRA changes the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents will continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment, limited to 30 minutes of labor, will be made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009.

The DRA oxygen provisions and related regulations represent a fundamental change in the Medicare payment system for oxygen. These provisions are complex and are expected to result in profound changes in the provider-customer relationship for oxygen equipment and related services. CMS has published initial claims submission and processing guidelines for providers and Medicare administrative contractors, however, final claims filing and payment instructions are still being developed by CMS.

The financial impact to the Company of the oxygen capped rental regulations will be dependent upon a number of variables, including (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of customers receiving reimbursable oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by CMS for suppliers to receive payment for such oxygen contents, (iii) the ultimate duration of therapy for customers on service beyond 36 months, (iv) the incidence of customers with equipment deemed to be beyond its useful life that may be eligible for new equipment and therefore a new rental period, and the coverage and billing requirements established by CMS for suppliers to receive payment for the period, (v) payment amounts and coverage guidelines established by CMS to reimburse suppliers for maintenance of oxygen equipment, and (vi) the extent to which other government and private payors attempt to adopt new oxygen payment rules similar to those now in effect under Medicare. The Company continues to evaluate these factors in order to determine the expected impact of the regulations, which we believe will have a material adverse effect on our revenues, operating income, cash flows and financial position in 2009 and beyond. The Company has developed a preliminary estimate of the potential reduction in our revenues and operating income in 2009 resulting from the oxygen capped rental regulations of between $130 million and $145 million. The assumptions used to develop this estimate are highly dependent upon the variables listed above, as well as other factors that we may be unable to anticipate. This estimate may be unreliable and subject to change as more information becomes available to the Company.

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

On January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date count toward the 13-month cap. Accordingly, the first month in which the new payment methodology impacted our net revenues was May 2007. We estimate that the capped rental changes to DME and RADs reduced our net revenues by approximately $11.4 million in 2007 and by an additional $11.3 million in 2008.

On December 8, 2003, MMA was signed into law. The MMA legislation contains provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. Among other things, MMA:

(1)	Significantly reduced reimbursement for inhalation drug therapies. Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered drugs, including the inhalation drugs that we provide, was limited to 95 percent of the published average wholesale price (“AWP”) for the drug. MMA established new payment limits and procedures for drugs reimbursed under Medicare Part B. Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries are reimbursed at 106 percent of the volume-weighted average selling price (“ASP”) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in MMA. Implementation of the ASP-based reimbursement formula has resulted in dramatic reductions in payment rates for inhalation drugs since 2005.

(2)	Established a competitive acquisition program for DME that was expected to commence in 2008, but was subsequently delayed by further legislation. MMA instructs CMS to establish and implement programs under which competitive acquisition areas will be established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. The program was initially intended to be implemented in phases such that competition under the program would occur in ten of the largest metropolitan statistical areas (“MSAs”) in the first year, 80 of the largest MSAs in the following year, and additional areas thereafter.

For each competitive acquisition area, CMS is to conduct a competition under which providers will submit bids to supply certain covered items of DME. Successful bidders will be expected to meet certain program quality standards in order to be awarded a contract and only successful bidders can supply the covered items to Medicare beneficiaries in the acquisition area. The applicable contract award prices are expected to be less than would be paid under current Medicare fee schedules and contracts will be re-bid at least every three years. CMS will be required to award contracts to multiple entities submitting bids in each area for an item or service, but will have the authority to limit the number of contractors in a competitive acquisition area to the number needed to meet projected demand. CMS may use competitive bid pricing information to adjust the payment amounts otherwise in effect for an area that is not a competitive acquisition area.

CMS concluded the bidding process for the first round of MSAs in September 2007. On March 20, 2008, CMS completed the bid evaluation process and announced the payment amounts that would have taken effect in the ten competitive bidding areas beginning July 1, 2008. Contracts to provide products within the competitive bid areas were awarded to selected suppliers and took effect on July 1, 2008. On July 15, 2008, Congress enacted the MIPPA legislation which retroactively delayed the implementation of competitive bidding for up to 18 months and reduced Medicare prices nationwide by 9.5% beginning in 2009 for the product categories, including oxygen, that were initially included in competitive bidding. As a result of the delay, CMS cancelled all contract awards retroactively to June 30, 2008.

On January 16, 2009, CMS published its interim final rule for competitive bidding which outlines the process for rebidding the first round of competitive bidding in 2009. The bidding will apply to nine of the original ten MSAs in round one and will be expanded to additional MSAs in 2011. A competition for a national mail order competitive bidding program may occur after 2010. It is unclear at this time when contracts would be awarded under the program and the respective effective dates of the contracts. We will continue to monitor developments regarding the implementation of the competitive bidding program. We can not predict the outcome of the competitive bidding program on our business when fully implemented nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding.

The 9.5% reduction in Medicare payment rates imposed by the MIPPA legislation for the product categories, including oxygen, that were initially included in competitive bidding took effect on January 1, 2009. In addition to the 9.5% reduction, CMS subjected the monthly payment amount for stationary oxygen equipment to additional cuts of 2.3%, thereby reducing the monthly payment rate from $199.28 in 2008 to $175.79 in 2009. We estimate that these price reductions, in aggregate, will reduce our net revenues and operating income by approximately $110 million in 2009.

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

Employees

As of December 31, 2008, we had 9,957 employees. None of our employees are covered by collective bargaining agreements. We believe that the relations between our management and employees are good.

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

Recent legislation and coverage policy revisions, including the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. MIPPA delays for up to 18 months the implementation of a Medicare competitive bidding program for oxygen equipment and certain other DME items that was scheduled to begin on July 1, 2008 and institutes a 9.5% price reduction nationwide for these items as of January 1, 2009. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. DRA contains provisions that will negatively impact reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning in 2007. MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of DME, including oxygen, beginning in 2005, froze payment amounts for other covered DME items through 2007, established a competitive acquisition program for DME and implemented quality standards and accreditation requirements for DME suppliers. These legislative provisions, when fully implemented, will materially and adversely affect our business, financial condition, operating results and cash flows. See “MEDICARE REIMBURSEMENT” for a full discussion of the MIPPA, SCHIP Extension Act, DRA and MMA provisions.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE AND RENTAL OF MEDICARE-COVERED OXYGEN AND DME ITEMS, AND RECENT LEGISLATIVE ACTS IMPOSE SUBSTANTIAL CHANGES IN THE MEDICARE PAYMENT METHODOLOGIES AND REDUCTIONS IN THE MEDICARE PAYMENT AMOUNTS FOR THESE ITEMS.

DRA changes the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents will continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment, limited to 30 minutes of labor, will be made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009.

The DRA oxygen provisions and related regulations represent a fundamental change in the Medicare payment system for oxygen. These provisions are complex, and are expected to result in profound changes in the provider-customer relationship for oxygen equipment and related services. CMS has published initial claims submission and processing guidelines for providers and Medicare administrative contractors, however, final claims filing and payment instructions are still being developed by CMS.

The financial impact to the Company of the oxygen capped rental regulations will be dependent upon a number of variables, including (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of customers receiving reimbursable oxygen contents beyond the 36-month rental period and the coverage and billing requirements established by CMS for suppliers to receive payment for such oxygen contents, (iii) the ultimate duration of therapy for customers on service beyond 36 months, (iv) the incidence of customers with equipment deemed to be beyond its useful life that may be eligible for new equipment and therefore a new rental episode, and the coverage and billing requirements established by CMS for suppliers to receive payment for the period, (v) payment amounts and coverage guidelines established by CMS to reimburse suppliers for maintenance of oxygen equipment, and (vi) the extent to which other government and private payors attempt to adopt new oxygen payment rules similar to those now in effect under Medicare. The Company continues to evaluate these factors in order to determine the expected impact of the regulations, which we believe will have a material adverse effect on our revenues, operating income, cash flows and financial position in 2009 and beyond. The Company has developed a preliminary estimate of the potential reduction in our revenues and operating income in 2009 resulting from the oxygen capped rental regulations of between $130 million and $145 million. The assumptions used to develop this estimate are highly dependent upon the variables listed above, as well as other factors that we may be unable to anticipate. This estimate may be unreliable and subject to change as more information becomes available to the Company.

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

On January 26, 2006, CMS announced a final rule revising the payment classification of certain respiratory assist devices (“RADs”). RADs with a backup rate feature were reclassified as capped rental DME items effective April 1, 2006, whereby payments to providers of such devices cease after the 13th continuous month of rental. Prior to the rule, providers were paid a continuous monthly rental amount over the entire period of medical necessity. In cases where Medicare beneficiaries received the item prior to April 1, 2006, only the rental payments for months after the effective date count toward the 13-month cap. Accordingly, the first month in which the new payment methodology impacted our net revenues was May 2007. We estimate that the capped rental changes to DME and RADs reduced our net revenues by approximately $11.4 million in 2007 and by an additional $11.3 million in 2008.

On July 15, 2008, Congress enacted the MIPPA legislation which contains provisions that reduce Medicare payment rates nationwide for certain DME items, including oxygen equipment, by 9.5% beginning in 2009. In addition to the 9.5% reduction, CMS subjected the monthly payment amount for stationary oxygen equipment to additional cuts of 2.3%, thereby reducing the monthly payment rate from $199.28 in 2008 to $175.79 in 2009. We estimate that these price reductions, in aggregate, will reduce our net revenues and operating income by approximately $110 million in 2009.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED RESPIRATORY MEDICATIONS, AND RECENT LEGISLATION AND MEDICARE POLICY REVISIONS IMPOSED SIGNIFICANT REDUCTIONS IN MEDICARE REIMBURSEMENT FOR SUCH INHALATION DRUGS.

Recently enacted legislation negatively affected Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008 (See “MEDICARE REIMBURSEMENT”). The SCHIP Extension Act required CMS to adjust the average sales price (“ASP”) calculation methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted ASPs based on actual sales volume rather than average sales price. The SCHIP Extension Act also specifically lowered reimbursement for the inhalation drug albuterol. Based on the payment rates published quarterly by CMS for inhalation drugs dispensed in 2008, we estimate that our reimbursement for such drugs was reduced by approximately $72.6 million in 2008. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

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

FUTURE IMPLEMENTATION OF A COMPETITIVE BIDDING PROCESS UNDER MEDICARE COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

CMS is required by law to establish and implement programs under which competitive acquisition areas will be established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment (See “MEDICARE REIMBURSEMENT”). The program was initially intended to be implemented in phases such that competition under the program would occur in ten of the largest MSAs in the first year, 80 of the largest MSAs in the following year, and additional areas thereafter.

For each competitive acquisition area, CMS is to conduct a competition under which providers will submit bids to supply certain covered items of DME. Successful bidders will be expected to meet certain program quality standards in order to be awarded a contract and only successful bidders can supply the covered items to Medicare beneficiaries in the acquisition area. The applicable contract award prices are expected to be less than would be paid under current Medicare fee schedules, and contracts will be re-bid at least every three years. CMS will be required to award contracts to multiple entities submitting bids in each area for an item or service, but will have the authority to limit the number of contractors in a competitive acquisition area to the number needed to meet projected demand. CMS may use competitive bid pricing information to adjust the payment amounts otherwise in effect for an area that is not a competitive acquisition area.

CMS concluded the bidding process for the first round of MSAs in September 2007. On March 20, 2008, CMS completed the bid evaluation process and announced the payment amounts that would have taken effect in the ten competitive bidding areas beginning July 1, 2008. Contracts to provide products within the competitive bid areas were awarded to selected suppliers and took effect on July 1, 2008. On July 15, 2008, Congress enacted the MIPPA legislation which retroactively delayed the implementation of competitive bidding for up to 18 months and reduced Medicare prices nationwide by 9.5% beginning in 2009 for the product categories, including oxygen, that were initially included in competitive bidding. As a result of the delay, CMS cancelled all contract awards retroactively to June 30, 2008.

On January 16, 2009, CMS published its interim final rule for competitive bidding which outlines the process for rebidding the first round of competitive bidding in 2009. The bidding will apply to nine of the original ten MSAs in round one and will be expanded to additional MSAs in 2011. A competition for a national mail order competitive bidding program may occur after 2010. It is unclear at this time when contracts would be awarded under the program and the respective effective dates of the contracts. We will continue to monitor developments regarding the implementation of the competitive bidding program. We can not predict the outcome of the competitive bidding program on our business when fully implemented nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Lincare owns its headquarters facility located in Clearwater, Florida and two of its 1,063 operating center locations. Lincare’s other 1,061 operating center locations are leased from unrelated third parties. Each operating center is a combination warehouse and office, with warehouse space generally comprising about half of the facility. Warehouse space is used for storage of adequate supplies of equipment and accessories necessary to conduct our business. We also lease 32 separate billing office locations from unrelated third parties.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of 2008.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol LNCR. The following table sets forth the high and low sales prices as reported by NASDAQ for the periods indicated.

	High	Low
2008
First quarter	$35.36	$27.71
Second quarter	29.08	23.45
Third quarter	34.68	27.10
Fourth quarter	31.02	20.30

2007
First quarter	$41.91	$36.35
Second quarter	40.91	36.46
Third quarter	40.62	32.70
Fourth quarter	37.83	33.07

As of January 31, 2009, there were approximately 346 holders of record of the 74,393,068 outstanding shares of Lincare common stock. The closing price of Lincare common stock on January 30, 2009, was $24.05 per share, as reported on the NASDAQ Global Market.

We have not paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. It is the present intention of our Board of Directors to retain all earnings in order to support the future growth of our business and, from time to time, when authorized by our Board of Directors, to repurchase our common stock on the open market.

Performance Graph

The following graph shows changes over the last five years in the value of $100 invested in Lincare’s common stock, the NASDAQ Health Services Stocks Index, and the NASDAQ Stock Market (U.S.) Index. The value of each investment is based on share price appreciation, with reinvestment of all dividends. The investments are assumed to have occurred at the beginning of the period presented.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2008
Lincare Holdings Inc.	100.0	141.8	139.3	132.4	116.9	89.5
NASDAQ Health Services Stocks	100.0	126.0	173.3	173.0	226.2	165.1
NASDAQ Stock Market (U.S.)	100.0	108.8	111.2	122.1	132.4	63.8

ISSUER PURCHASES OF EQUITY SECURITIES

During the year ended December 31, 2008, the Company repurchased approximately 1.0 million shares of its common stock at a cost of approximately $35.2 million. There were no repurchases of our common stock by the Company during the fourth quarter of 2008.

On February 14, 2006, the Board authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. On January 23, 2007 and October 23, 2007, the Board approved modifications to the formula to increase the ratio of net debt to cash flow to allow additional share repurchases. As of December 31, 2008, $335.7 million of common stock was eligible for repurchase in accordance with the formula.

The following table sets forth information as of the end of fiscal year 2008 with respect to compensation plans under which equity securities are authorized for issuance.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	9,236,116	(1)	$34.59	2,910,356
Equity compensation plans not approved by security holders	None		N/A	None
Total	9,236,116	(1)	$34.59	2,910,356

(1)	Includes 8.3 million shares that are reserved for issuance under various stock option plans and 0.9 million shares that were issued under the Company’s Restricted Stock program.

Item 6. Selected	Financial Data

The selected consolidated financial data presented below the caption “Statements of Operations Data” for the years ended December 31, 2008, 2007, 2006, 2005, and 2004, and the caption “Balance Sheet Data” as of December 31, 2008, 2007, 2006, 2005 and 2004 are derived from our consolidated financial statements audited by KPMG LLP, an independent registered public accounting firm.

The data set forth below are qualified by reference to, and should be read in conjunction with, the consolidated financial statements and accompanying notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Certain Risk Factors Relating to the Company’s Business included in this report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$1,664,580	$1,595,990	$1,409,795	$1,266,627	$1,268,531
Cost of goods and services	400,812	389,884	316,103	253,260	184,398
Operating expenses	395,706	365,016	331,897	295,807	264,627
Selling, general and administrative expenses	326,886	317,722	291,623	251,839	257,019
Bad debt expense	24,969	23,940	21,147	18,999	19,028
Depreciation and amortization expense	117,527	116,280	101,966	94,942	88,152

Operating income	398,680	383,148	347,059	351,780	455,307
Interest income	6,508	4,063	2,719	3,718	2,151
Interest expense	23,920	26,543	9,935	12,432	17,055
Income before income taxes	381,268	360,668	339,843	343,066	440,403
Income tax expense	144,063	134,591	126,862	129,370	166,975

Net income	$237,205	$226,077	$212,981	$213,696	$273,428

Income per common share:
Basic	$3.25	$2.71	$2.26	$2.16	$2.74

Diluted (1)	$3.17	$2.58	$2.16	$2.06	$2.60

Weighted average number of common shares outstanding	73,044	83,387	94,209	98,913	99,681

Weighted average number of common shares and common share equivalents outstanding (1)	75,616	89,688	101,106	106,306	107,223

(1)	Figures reflect the application of the “if converted” method of accounting for our 3.0% convertible debentures in accordance with EITF Issue No. 04-8, effective for reporting periods ending after December 15, 2004. The debentures were redeemed in full at par value in the amount of $275.0 million on June 15, 2008, pursuant to a notice of redemption.

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Total assets	$1,940,540	$1,928,364	$1,775,310	$1,681,236	$1,721,064
Long-term obligations, including current installments	556,915	838,207	346,047	289,141	343,230
Stockholders’ equity	969,518	733,788	1,110,577	1,137,876	1,166,325

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

Certain items provided by the Company are reimbursed under rental arrangements that generally provide for fixed monthly payments established by fee schedules for as long as the patient is using the equipment and medical necessity continues (subject to capped rental arrangements which limit the rental payment periods in some instances and which may result in a transfer of title to the patient at the end of the rental payment period). Once initial delivery of rental equipment is made to the patient, a monthly billing cycle is established based on the initial date of delivery. The Company recognizes rental arrangement revenues ratably over the monthly service period and defers revenue for the portion of the monthly bill that is unearned in accordance with SFAS No. 13, “Accounting for Leases.” No separate payment is earned from the initial equipment delivery and setup process. During the rental period, we are responsible for servicing the equipment and providing routine maintenance, if necessary.

Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104— Revenue Recognition (“SAB 104”) for determining when revenue is realized or realizable and earned. We recognize revenue in accordance with the requirements of SAB 104 that:

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

Included in accounts receivable are earned but unbilled receivables. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of equipment and supplies to customers, we perform certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable are recorded at net amounts expected to be paid by customers and third-party payors. Billing delays, generally ranging from several days to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payor does not accept the claim for payment, the customer is ultimately responsible.

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

Goodwill and Other Intangible Assets

We have recorded intangible assets, including goodwill and customer and contract relationships, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we perform a goodwill impairment test using a two-step method on an annual basis or whenever events or circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level.

The first step of the impairment analysis compares the Company’s fair value to its net book value to determine if there is an indicator of impairment. If the assessment in the first step indicates impairment then the Company performs step two. The second step compares the implied fair value of goodwill to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess.

In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company calculates its fair value using two different approaches. The first approach utilizes the closing market price of its common stock at the annual impairment testing date and the number of shares of common stock outstanding on that date.

The second approach utilizes a discounted cash flow projection which is based on assumptions that are consistent with the Company’s best estimates of future growth and the strategic plan used to manage the underlying business. Factors requiring significant judgment include the future cash flows, growth rates, discount factors and tax rates, amongst other considerations. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods.

We completed the annual impairment test during the third quarter of 2008 and determined that no impairment existed as of the date of the impairment test. No recent events or circumstances have occurred to indicate that impairment may exist.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review property, plant and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the undiscounted projected future cash flows that the asset(s) are expected to generate. If the carrying amount of an asset is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows or at the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition and a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset including an adverse action or assessment by a regulator. We performed a recoverability test during the fourth quarter of 2008 in consideration of certain regulatory changes affecting Medicare reimbursement in 2009 and beyond and determined the carrying value of our long-lived assets are recoverable from undiscounted projected future cash flows.

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

Results of Operations

Net Revenues

The following table sets forth for the periods indicated a summary of our net revenues by product category:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Oxygen and other respiratory therapy	$1,526,737	$1,470,363	$1,295,983
Home medical equipment and other	137,843	125,627	113,812

Total	$1,664,580	$1,595,990	$1,409,795

Net revenues for the year ended December 31, 2008 increased by $68.6 million, an increase of 4.3% above net revenues for 2007. The 4.3% increase in net revenues in 2008 was comprised of 9.1% internal growth and 0.3% acquisition growth, partially offset by $80.9 million of Medicare price reductions taking effect in 2008 (see “Medicare Reimbursement”). Net revenues for the year ended December 31, 2007 increased by $186.2 million, an increase of 13.2% above net revenues for 2006. The 13.2% increase in net revenues in 2007 was comprised of 11.3% internal growth and 3.5% acquisition growth partially offset by $22.3 million of Medicare price reductions taking effect in 2007. The internal growth in net revenues is attributable to underlying growth in the market for our products and increased market share resulting primarily from our reputation for high quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is estimated based on the contribution to net revenues for the four quarters following such acquisitions. During 2008 and 2007, we completed the acquisition of three businesses with annual revenues of approximately $13.3 million and three businesses with annual revenues of approximately $4.3 million, respectively.

The contribution of oxygen and other respiratory therapy products to our net revenues was 91.7%, 92.1% and 91.9%, respectively, for the years ended December 31, 2008, 2007 and 2006. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of Goods and Services

Cost of goods and services as a percentage of net revenues was 24.1% for the year ended December 31, 2008, 24.4% for the year ended December 31, 2007 and 22.4% for the year ended December 31, 2006. Cost of goods and services increased by $10.9 million, or 2.8%, in 2008 and $73.8 million, or 23.3% in 2007. The increase in cost of goods and services in 2008 is attributable primarily to higher oxygen costs related to an increase in the number of oxygen customers on service and higher costs of CPAP supplies and accessories due to growth in our sleep therapy product lines. We also experienced an increase in enteral nutrition and infusion therapy costs associated with higher customer volumes. The increase in cost of goods and services in 2007 is attributable primarily to an increase in drug purchasing costs due to a product mix shift away from compounded to higher cost commercially-available products in our inhalation drug business as a result of a determination by CMS to eliminate Medicare coverage of compounded medications as of July 1, 2007. Also contributing to higher cost of goods and services in 2007 were increased sales of medical supplies and nutritional products to pediatric customers associated with our acquisition of the business of a pediatric respiratory provider in the fourth quarter of 2006.

Cost of goods and services includes the cost of equipment (excluding depreciation of $83.1 million, $82.6 million and $68.6 million in 2008, 2007 and 2006, respectively), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $47.5 million, $48.8 million and $49.2 million in 2008, 2007 and 2006, respectively. Included in cost of goods and services for the year ended December 31, 2008 are salary and related expenses of pharmacists and pharmacy technicians of $11.7 million. Such salary and related expenses for the years ended December 31, 2007 and 2006 were $10.5 million and $10.3 million, respectively.

Operating and Other Expenses

Operating expenses as a percentage of net revenues for the years ended December 31, 2008, 2007 and 2006 were 23.8%, 22.9% and 23.5%, respectively. Operating expenses in 2008 and 2007 increased by $30.7 million, or 8.4%, and $33.1 million, or 10.0%, respectively, when compared with the prior year periods. The increase in operating expenses in 2008 is attributable to higher payroll and related expenses from employee headcount increases, partially offset by gains in productivity, and significantly higher vehicle and related expenses caused primarily by higher fuel prices. The increase in operating expenses in 2007 resulted from higher payroll and related expenses, partially attributable to the acquisition of a business at the end of 2006, and an increase in rent and other facility expenses due to expansion in the number of operating centers.

The Company manages over 1,000 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s”—telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps”—delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable and discretionary clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the years ended December 31, 2008, 2007 and 2006 within these major categories were as follows:

	Year Ended December 31,
Operating Expenses	2008	2007	2006
	( in thousands)
Salary and related	$250,970	$232,579	$208,994
Facilities	57,605	55,617	51,914
Vehicles	52,678	45,120	40,598
General supplies/miscellaneous	34,453	31,700	30,391

Total	$395,706	$365,016	$331,897

Included in operating expenses during the year ended December 31, 2008 are salary and related expenses for Service Reps in the amount of $108.9 million. Such salary and related expenses for the years ended December 31, 2007 and 2006 were $100.0 million and $91.2 million, respectively.

Selling, general and administrative expenses (“SG&A”) as a percentage of net revenues for the years ended December 31, 2008, 2007 and 2006, were 19.6%, 19.9%, and 20.7%, respectively. SG&A expenses in 2008 increased by $9.2 million, or 2.9%, compared with the prior year period. Contributing to the increase in SG&A expenses in 2008 were higher payroll costs included in selling and field administration and higher stock-based compensation expense, partially offset by cost controls at our corporate administration and billing office locations and lower advertising expenses. SG&A expenses in 2007 increased by $26.1 million, or 8.9%, compared with the prior year period. Contributing to the increase in SG&A expenses in 2007 were higher payroll costs included in selling expenses and higher liability insurance expenses, partially offset by cost controls at our administrative, field overhead and billing office locations and lower stock-based compensation expense.

SG&A expenses include costs related to sales and marketing activities, clinical respiratory services, corporate overhead and other business support functions. Included in SG&A during the year ended December 31, 2008 are salary and related expenses of $238.4 million. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $66.4 million during 2008. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors that do not employ respiratory therapists. Included in SG&A during the years ended December 31, 2007 and 2006 are salary and related expenses of $226.2 million and $207.9 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $63.0 million and $54.0 million during the respective years.

Bad debt expense as a percentage of net revenues was 1.5% for the years ended December 31, 2008, 2007 and 2006. Days sales outstanding (“DSO”) were 38 days at December 31, 2008, compared with 43 days and 42 days at December 31, 2007 and 2006, respectively. While we have achieved consistent results in managing bad debt expense over the past three years, the general economic climate and business acquisition activities may contribute to an increase in our bad debt expense in the future. The collection of deductible balances and co-payment amounts due directly from customers may be negatively affected by weakening economic conditions in the U.S. The integration of acquired companies into our regional billing and collections offices may temporarily disrupt collections, increasing the amount of accounts receivable written off as uncollectible.

Depreciation and amortization expense as a percentage of net revenues was 7.1% for the year ended December 31, 2008 compared with 7.3% and 7.2% for the years ended December 31, 2007 and 2006, respectively. Included in depreciation and amortization expense in the year ended December 31, 2008 is depreciation of medical equipment of $83.1 million and depreciation of other property and equipment of $34.3 million. Included in depreciation and amortization expense in the years ended December 31, 2007 and 2006 is depreciation of medical equipment of $82.6 million and $68.6 million, respectively, and depreciation of other property and equipment of $33.4 million and $31.9 million, respectively.

During 2008, we amortized $0.1 million of intangible assets compared with $0.3 million in 2007 and $1.5 million in 2006. Our net intangible assets were $1.2 billion as of December 31, 2008. Of this total, $0.3 million (consisting of various covenants not-to-compete) is being amortized over periods of one to seven years, $2.0 million (consisting of customer contracts and relationships) is being amortized over a period of 11 years and the remainder represents goodwill.

Operating Income

As shown in the table below, operating income for the years ended December 31, 2008 and 2007 increased $15.5 million and $36.1 million, respectively, when compared to the prior year periods. The increases in operating income in 2008 and 2007 are attributable primarily to revenue growth from increases in customer volumes partially offset by Medicare price reductions impacting the respective periods and by higher costs and expenses as noted above.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Operating income	$398,680	$383,148	$347,059
Percentage of net revenues	24.0%	24.0%	24.6%

Other Income (Expense)

Interest expense for the year ended December 31, 2008 was $23.9 million, compared to $26.5 million and $9.9 million for the years ended December 31, 2007 and 2006, respectively. Interest expense in 2008 was lower than interest expense in 2007 due to the redemption of our $275.0 million of 3.0% convertible debentures in June 2008. Interest expense in 2007 was higher than interest expense in 2006 due to the placement of $550.0 million of 2.75% convertible senior debentures in the fourth quarter of 2007 and higher average balances outstanding under our revolving credit facility. Included in interest expense is amortization of debt issuance costs of $2.7 million, $5.7 million and $1.0 million in 2008, 2007 and 2006, respectively.

Other income (expense) during the year ended December 31, 2008 included a gain of $10.8 million from the recognition of the UBS Put Option offset by an equivalent $10.8 million unrealized loss recorded on the auction rate securities from UBS due to a reclassification of these securities from available-for-sale to trading (see “Liquidity and Capital Resources” and Note 2 to the Consolidated Financial Statements).

Income Taxes

Our income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes at both the federal and numerous state and local jurisdictions.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence.

As of December 31, 2008 we had state income tax net operating loss carryforwards of $2.8 million. We believe that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $0.1 million on the deferred tax assets relating to these state net operating loss carryforwards.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our national operations.

In July 2006, the FASB issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007.

We recognize tax liabilities in accordance with FIN 48 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Our effective income tax rate was 37.8% for the year ended December 31, 2008 compared with 37.3% for the years ended December 31, 2007 and 2006, respectively.

Acquisitions

In 2008, the Company acquired certain operating assets of three companies resulting in the addition of three new operating centers. The aggregate cost of these acquisitions was $29.3 million and was allocated to acquired assets as follows: $0.5 million to current assets, $1.3 million to property and equipment, $2.0 million to separately identifiable intangible assets and $25.5 million to goodwill.

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

At December 31, 2008, our working capital was $119.4 million. At December 31, 2007, our current liabilities exceeded our current assets by $72.3 million, resulting in negative working capital. The working capital deficit in 2007 was primarily attributable to the reclassification of our $275.0 million principal amount of 3.0% Convertible Senior Debentures (the “Debentures”) to a current liability due to the right of the holders to put the securities to us for cash within one year of the December 31, 2007 balance sheet. The Debentures were redeemed in full on June 15, 2008. A significant portion of our assets consists of accounts receivable from third party payors that are responsible for payment for the equipment and services we provide. Our DSO was 38 days as of December 31, 2008 and 43 days as of December 31, 2007. We measure our DSO by dividing our net accounts receivable at the balance sheet date by the product of our latest quarterly net revenues times four, multiplied by 360 days.

Net cash provided by operating activities was $439.1 million for the year ended December 31, 2008, compared with $406.2 million for the year ended December 31, 2007 and $328.7 million for the year ended December 31, 2006. Net cash used in investing and financing activities was $418.1 million, $379.5 million and $312.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Activity in the year ended December 31, 2008 included our investment of $22.0 million in business acquisitions, net investment in property and equipment of $124.2 million, payments of debt of $452.0 million and $35.2 million in payments to repurchase our common stock, offset by proceeds of $165.0 million from the issuance of debt and proceeds of $11.4 million from the exercise of stock options and issuance of common shares.

As of December 31, 2008, our principal sources of liquidity consisted of approximately $72.7 million of cash and cash equivalents and $363.0 million available under our revolving credit agreement. The revolving credit agreement, dated December 1, 2006, makes available to us up to $390.0 million over a five-year period, subject to certain terms and conditions set forth in the agreement. As of December 31, 2008, there were $27.0 million of standby letters of credit issued under the credit facility.

At December 31, 2008, the Company held $60.4 million of auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. Under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investments are classified as trading securities and are carried at fair value, with any realized and unrealized gains and losses included in other income and expense.

During the first quarter of 2008, the Company reclassified all of its investments in auction rate securities from short-term to long-term investments. Of the auction rate securities held as of December 31, 2008, $60.4 million are secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. All of the auction rate securities held by the Company are senior obligations under the applicable indentures authorizing the issuance of such securities. Recent turmoil in the credit markets has resulted in widespread failures to attract demand for such securities at the periodic auction dates occurring subsequent to December 31, 2007. As of December 31, 2008, all of the securities held by the Company continued to experience auction failures, resulting in our continuing to hold such securities.

All of the auction rate securities owned by the Company were purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), and are held, for the benefit of the Company, by UBS. On August 8, 2008, UBS announced a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other state regulatory agencies to restore liquidity to remaining clients who hold auction rate securities. In November 2008, the Company accepted an offer (the “UBS Put Option”) from UBS to sell to it at par value all of the Company’s remaining auction rate securities in accordance with the terms of the settlement agreement. Under the settlement agreement, the Company will be able to redeem all of its auction rate securities at par during a two-year time period beginning June 30, 2010, while UBS may purchase all or some of the auction rate securities at par from the Company at any time through July 2, 2012. Pursuant to the Company’s acceptance of the offer, UBS purchased a portion of the Company’s then outstanding holdings of auction rate securities at par on November 6, 2008 in the amount of $32.5 million. The Company elected to measure the UBS Put Option under the fair value option of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, and recorded other income of approximately $10.8 million before income taxes, and recorded a corresponding long term investment. The Company valued the UBS Put Option using a discounted cash flow approach that takes into account certain estimates for interest rates and the timing and amount of expected future cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Simultaneously, the Company transferred these auction rate securities from available-for-sale to trading securities. As a result of this transfer, the Company recognized an unrealized loss recorded to other expense of approximately $10.8 million before income taxes. The recording of the UBS Put Option and the recognition of the unrealized loss resulted in no net impact to the consolidated statements of operations for the three and twelve month periods ended December 31, 2008. The Company anticipates that any future changes in the fair value of the UBS Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the consolidated statements of operations. The UBS Put Option will continue to be measured at fair value until the earlier of its maturity or exercise.

We will continue to monitor credit market conditions to assess the liquidity of our investments and access to external sources of capital. Due to our ability to access our cash and cash equivalents, amounts available under our revolving credit facility, and our expected operating cash flows, we believe that we have adequate liquidity available to meet our obligations.

On February 14, 2006, our Board of Directors authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. On January 23, 2007 and October 23, 2007, our Board of Directors approved modifications to the share repurchase formula to increase the ratio of debt to cash flow to allow additional share repurchases. During the year ended December 31, 2008, the Company repurchased and retired 1,009,250 shares for $35.2 million pursuant to the repurchase plan. As of December 31, 2008, $335.7 million of the Company’s common stock was eligible for repurchase in accordance with the amended formula.

On October 31, 2007, we completed the sale of $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037—Series A (the “Series A Debentures”) and $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037—Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and will be convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of our common stock or in a combination of cash and shares of common stock, at our option. The initial base conversion rate for the Debentures is 19.5044 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to an initial base conversion price of approximately $51.27 per share. In addition, if at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders of the Series A Debentures and Series B Debentures will receive an additional number of shares of common stock per $1,000 principal amount of the Debentures, as determined pursuant to a specified formula. We will have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require us to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption, the debt component of such instrument would be recognized by measuring the fair value of a similar liability that does not have an associated equity component. The equity component of such instrument would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability component. The FSP requires accretion of the resultant debt discount (equal to the proceeds allocated to the equity component) over the expected life of the debt.

We have estimated the fair value of the liability components of the Series Debentures by calculating the present value of the cash flows of similar liabilities without associated equity components. In performing those calculations, we have estimated that instruments similar to the Series A and B notes without a conversion feature as of the date of issuance would have had 7.0% and 7.4% rates of return (respectively) and expected lives of five and seven years (respectively). These estimated rates of return were based on the Company’s nonconvertible debt borrowing rate at the time of issuance and the expected lives were based on the holder’s put option features embedded in the notes. To the extent that the initial proceeds of the instruments exceed the fair value of the liability components as estimated in the preceding sentence, we will recognize an equity component. As a result, we estimate that, upon adoption, approximately $47.4 million and $67.2 million of the carrying value of the Company’s Series A and B convertible notes will be reclassified to equity as of the October 31, 2007 issuance date. These amounts represent the equity components of the proceeds from the notes. We will also recognize debt discounts equal to the equity components which will be accreted to interest expense over the respective 5 and 7-year terms of the first put option dates specified in the indentures underlying the notes. The accreted interest plus the cash interest payments based on the stated coupon rates will result in interest cost being recognized in the income statement that will reflect the interest rates on similar instruments without a conversion option.

Debt issuance costs (which are amortized to interest expense) do not include issuance costs allocated to the equity component (which are recorded as a reduction of the proceeds allocated to the equity component by means of a credit to additional paid in capital). The basis of the liability component in accordance with the FSP and the liability in accordance with tax accounting will result in a deferred tax liability recorded at initial recognition which will reduce additional paid in capital. The initial deferred tax liability will be equal to the initial debt discount times the Company’s tax rate. The deferred tax liability will subsequently be amortized out of additional paid in capital as the debt discount is amortized. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis.

Accordingly, we estimate that the pre-tax increase in non-cash interest expense to be recognized on our consolidated financial statements using our estimated comparable straight debt borrowing rates at the date of issuance of the Series Debentures would be as follows (in thousands):

	2007	2008	2009	2010	2011	2012	2013	2014	2007-2014
Series A
Pre-tax increase in non-cash interest	$1,334	$8,327	$8,913	$9,541	$10,214	$9,059	$0	$0	$47,388

Series B
Pre-tax increase in non-cash interest	1,239	7,755	8,333	8,954	9,621	10,338	11,108	9,886	67,234

Total
Pre-tax increase in non-cash interest (1)	$2,573	$16,082	$17,246	$18,495	$19,835	$19,397	$11,108	$9,886	$114,622

(1)	These interest costs are related solely to the amortization of the debt discount. Debt issuance costs are not considered in this calculation.

In June 2003, we completed the sale of $275.0 million aggregate principal amount of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) in a private placement. The Debentures were convertible into shares of our common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. Interest on the Debentures was payable at the rate of 3.0% per annum on June 15 and December 15 of each year. On June 15, 2008, we redeemed all of the outstanding Debentures at par pursuant to a notice of redemption. We funded the redemption with $110.0 million of available cash and $165.0 million of borrowings under our revolving credit facility. The entire amount of the borrowings under the credit facility were paid down from operating cash flow by the end of 2008.

Our future liquidity will continue to be dependent upon our operating cash flow and management of accounts receivable. We anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit facility, will be sufficient to finance our working capital requirements, fund anticipated acquisitions and capital expenditures, and meet our contractual obligations for the next year.

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

Accounts receivable balance concentrations by major payor category as of December 31, 2008 and December 31, 2007 were as follows:

Percentage of Accounts Receivable Outstanding:	December 31, 2008	December 31, 2007
Medicare	35.5%	36.8%
Medicaid/Other Government	16.2%	17.8%
Private Insurance	39.0%	37.4%
Self-Pay	9.3%	8.0%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of December 31, 2008 and December 31, 2007 were as follows:

Percentage of Accounts Aged in Days:	December 31, 2008
	0-60	61-120	Over 120
Medicare	82.5%	8.8%	8.7%
Medicaid/Other Government	53.1%	17.4%	29.5%
Private Insurance	59.7%	14.3%	26.0%
Self-Pay	50.3%	26.6%	23.1%
All Payors	65.9%	14.0%	20.1%

Percentage of Accounts Aged in Days:	December 31, 2007
	0-60	61-120	Over 120
Medicare	77.0%	10.5%	12.5%
Medicaid/Other Government	50.1%	20.7%	29.2%
Private Insurance	60.8%	15.0%	24.2%
Self-Pay	51.4%	26.6%	22.0%
All Payors	64.1%	15.3%	20.6%

The Company operates 34 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of December 31, 2008 and 2007, there were 1,361 and 1,322 full-time employees in the RBCOs. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within the Company’s proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that the Company can access to determine the status of individual claims. The Company has benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 71% of all payments received. The Company believes that its collection procedures contribute to its accounts receivable days sales outstanding (“DSO”) and bad debt expense being among the lowest in its industry, according to published industry data and public filings of some of its competitors.

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

Future Minimum Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under our revolving bank credit facility and Series Debentures, as well as contractual lease payments for facility, vehicle, and equipment leases and deferred acquisition obligations. The following table presents, in aggregate, scheduled payments under our contractual obligations (in thousands):

	Fiscal Years					Thereafter	Total
	2009	2010	2011	2012	2013
Short-term debt	$6,752	$—	$—	$—	$—	$—	$6,752
Capital lease commitments	150	13	—	—	—	—	163
Long-term debt (1)	—	—	—	275,000	—	275,000	550,000
Interest expense	15,909	15,710	15,661	15,125	7,563	85,093	155,061
Operating leases	40,924	28,408	15,427	6,361	1,090	96	92,306
Employment Agreements	1,943	—	—	—	—	—	1,943
Taxes & related interest and penalties (2)	752	—	—	—	—	—	752

Total	$66,430	$44,131	$31,088	$296,486	$8,653	$360,189	$806,977

(1)	Amounts include the Series Debentures due 2037. The Series A Debentures are redeemable by us on or after November 1, 2012, and may be put to us for repurchase on November 1, 2012, 2017, 2022, 2027 and 2032. The Series A Debentures are shown in the table as scheduled for repurchase in 2012 as a result of the put feature. The Series B Debentures are redeemable by us on or after November 1, 2014, and may be put to us for repurchase on November 1, 2014, 2017, 2022, 2027 and 2032.

(2)	The Company had gross unrecognized tax benefits, including interest and penalties, of $11.9 million of which we anticipate payment settlement of $0.8 million during 2009. We are unable to determine a reasonable estimate of the payment settlement date or the settlement amount for the remaining balance of $11.1 million in unrecognized tax benefits.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. On January 1, 2008 the Company adopted SFAS No. 159 which permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. The Company chose not to elect the fair value option for its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the twelve months ended December 31, 2008, except for a put option related to the Company’s auction rate securities that was recorded in conjunction with a settlement agreement with one if its investment firms, as more fully described in “Liquidity and Capital Resources” and in Note 2 to the consolidated financial statements.

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

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption, the debt component of such instrument would be recognized by measuring the fair value of a similar liability that does not have an associated equity component. The equity component of such instrument would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability component. The FSP requires accretion of the resultant debt discount (equal to the proceeds allocated to the equity component) over the expected life of the debt.

FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. For a full discussion of the impact to the Company’s consolidated financial statements, please refer to “Liquidity and Capital Resources” and to Note 1(v) to the consolidated financial statements.

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

Inflation

We currently do not anticipate any material increases in the near term in either the cost of supplies or operating expenses due to inflation. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation.

Segment Information

We follow Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 utilizes the “management” approach for determining reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. We maintain a decentralized approach to management of our local business operations. Decentralization of managerial decision-making enables our operating centers to respond promptly and effectively to local market demands and opportunities. We provide home health care equipment and services through 1,063 operating centers in 48 states. We view each operating center as a distinct part of a single “operating segment,” as each operating center generally provides the same products to customers. As a result, all of our operating centers are aggregated into one reportable segment.

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

Market Risk Sensitive Instruments—Interest Rate Sensitivity

				(Assuming 10% Increase in Interest Rates)
	Face Amount	Carrying Amount	Fair Value	Hypothetical Change in Fair Value	Hypothetical Change in Annual Interest Expense
	(dollars in thousands)
As of December 31, 2008:
Series A Debentures	$275,000	$275,000	$230,802	$(666)	$0
Series B Debentures	275,000	275,000	213,309	(558)	0
Deferred acquisition obligations	6,752	6,752	6,752	0	0
Capital lease obligations	163	163	163	0	0
As of December 31, 2007:
Debentures	$275,000	$275,000	$273,597	$(467)	$0
Series A Debentures	275,000	275,000	290,482	(1,815)	0
Series B Debentures	275,000	275,000	288,337	(2,117)	0
Deferred acquisition obligations	2,900	2,900	2,900	0	0
Revolving bank credit facility	10,000	10,000	10,000	0	57
Capital lease obligations	307	307	307	0	0

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Lincare’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the underlying policies or procedures may deteriorate. Under the supervision and with the participation of management, including Lincare’s Chief Executive Officer and Chief Financial Officer, Lincare conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In conducting Lincare’s evaluation of the effectiveness of its internal control over financial reporting, Lincare has excluded the business and assets acquired in December 2008 from Meridian Healthcare Group, Inc. and its wholly owned subsidiaries. This acquisition constituted approximately 1.0% of total assets as of December 31, 2008 and less than 0.1% of total net revenues and net income for the year then ended.

Based on Lincare’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2008.

Lincare’s registered public accounting firm, KPMG LLP, has issued an attestation report on Lincare’s internal control over financial reporting.

(c)	Changes in Internal Control Over Financial Reporting

There has been no change in Lincare’s internal control over financial reporting during the fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, Lincare’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lincare Holdings Inc.:

We have audited Lincare Holdings Inc. and subsidiaries (Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting excluded the internal controls of the business acquired from Meridian Healthcare Group Inc., which is included in the 2008 consolidated financial statements of the Company and constituted approximately 1% of total assets as of December 31, 2008 and less than 0.1% of total revenues and net earnings for the year then ended. Our audit of internal control over financial reporting of Lincare Holdings Inc. also excluded an evaluation of the internal control over financial reporting of the business referred to above.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 25, 2009 expressed an unqualified opinion on those consolidated financial statements.

(s) KPMG LLP

Tampa, Florida

February 25, 2009

Certified Public Accountants

Item 9B.    Other Information

None.

PART III

Item 10. Directors,	Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

Information required to be furnished by Item 401 of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 11, 2009, and is herein incorporated by reference.

Audit Committee

The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 11, 2009, and is herein incorporated by reference.

Audit Committee Financial Expert

The Board of Directors has designated William F. Miller, III as the “Audit Committee Financial Expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and has determined that he is independent as defined in the listing standards applicable to the Company.

Compliance with Section 16(a) of the Exchange Act

Information required to be furnished by Item 405 of Regulation S-K will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 11, 2009, and is herein incorporated by reference.

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

Nominating Committee

Information required to be furnished by Item 407(c)(3) of Regulation S-K will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 11, 2009, and is herein incorporated by reference.

Item 11. Executive	Compensation

Information required to be furnished by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 11, 2009, and is herein incorporated by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be furnished by Item 201(d) of Regulation S-K and by Item 403 of Regulation S-K will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 11, 2009, and is herein incorporated by reference.

Item 13. Certain	Relationships and Related Transactions, and Director Independence

Information required to be furnished by Item 404 of Regulation S-K and Item 407(a) of Regulation S-K will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 11, 2009, and is herein incorporated by reference.

Item 14. Principal	Accountant Fees and Services

Information required to be furnished by Item 9(e) of Schedule 14A will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 11, 2009, and is herein incorporated by reference.

PART IV

Item 15. Exhibits	and Financial Statement Schedules

(a)    (1) The following consolidated financial statements of Lincare Holdings Inc. and subsidiaries are filed as part of this Form 10-K starting at page F-1:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2008 and 2007

Consolidated Statements of Operations—Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows—Years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(2) The following consolidated financial statement schedule of Lincare Holdings Inc. and subsidiaries is included in this Form 10-K at page S-1:

Schedule II—Valuation and Qualifying Accounts

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

LINCARE HOLDINGS INC.

Date: February 25, 2009	/S/ PAUL G. GABOS
Paul G. Gabos
Secretary, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ JOHN P. BYRNES John P. Byrnes	Director, Chief Executive Officer and Principal Executive Officer	February 25, 2009

/S/ PAUL G. GABOS Paul G. Gabos	Secretary, Chief Financial Officer and Principal Accounting Officer	February 25, 2009

* Chester B. Black	Director	February 25, 2009

* William F. Miller, III	Director	February 25, 2009

* Frank D. Byrne, M.D.	Director	February 25, 2009

* Stuart H. Altman, Ph.D.	Director	February 25, 2009

*BY:	/S/ PAUL G. GABOS
Attorney in fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lincare Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Lincare Holdings Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule on page S-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and this financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincare Holdings Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.

As discussed in Note 1(m) to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

As discussed in Note 1(v) to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincare Holdings Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated February 25, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Tampa, Florida

February 25, 2009

Certified Public Accountants

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$72,651	$51,707
Short-term investments (note 3)	0	98,250
Accounts receivable, net (note 4)	176,797	198,918
Income tax receivable	2,863	3,399
Inventories	9,468	8,971
Prepaid and other current assets	3,057	4,359
Deferred income taxes	22,286	607

Total current assets	287,122	366,211

Property and equipment, net (note 5)	347,860	340,151
Long-term investments (note 3)	60,400	0
Goodwill	1,232,178	1,208,370
Other	12,980	13,632

Total assets	$1,940,540	$1,928,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations (note 7)	$6,902	$288,044
Accounts payable	60,472	60,245
Accrued expenses:
Compensation and benefits	27,989	22,134
Liability insurance	17,895	15,806
Other current liabilities (note 9)	54,484	52,245

Total current liabilities	167,742	438,474

Long-term obligations, excluding current installments (note 7)	550,013	550,163
Deferred income taxes and other taxes	253,267	205,939

Total liabilities	971,022	1,194,576

Commitments and contingencies (notes 6, 7 and 16)
Stockholders’ equity (notes 7, 8, 10, 11 and 12):
Common stock, $.01 par value. Authorized 200,000,000 shares; issued: 74,393,068 in 2008, 74,193,793 in 2007	744	742
Additional paid-in capital	490,109	456,437
Retained earnings	478,665	276,609

Total stockholders’ equity	969,518	733,788

Total liabilities and stockholders’ equity	$1,940,540	$1,928,364

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands, except per share data)
Net revenues (note 13)	$1,664,580	$1,595,990	$1,409,795

Costs and expenses:
Cost of goods and services	400,812	389,884	316,103
Operating expenses	395,706	365,016	331,897
Selling, general and administrative expenses	326,886	317,722	291,623
Bad debt expense	24,969	23,940	21,147
Depreciation and amortization expense	117,527	116,280	101,966

	1,265,900	1,212,842	1,062,736

Operating income	398,680	383,148	347,059

Other income (expenses):
Interest income	6,508	4,063	2,719
Interest expense	(23,920)	(26,543)	(9,935)

	(17,412)	(22,480)	(7,216)

Income before income taxes	381,268	360,668	339,843
Income tax expense (note 8)	144,063	134,591	126,862

Net income	$237,205	$226,077	$212,981

Income per common share (note 14):
Basic	$3.25	$2.71	$2.26

Diluted	$3.17	$2.58	$2.16

Weighted average number of common shares outstanding	73,044	83,387	94,209

Weighted average number of common shares and common share equivalents outstanding	75,616	89,688	101,106

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	(In thousands)
Balances at December 31, 2005	127,715	$1,277	$357,511	$(3,322)	$1,629,300	$(846,890)	$1,137,876
SAB 108 cumulative adjustment (note 10)	—	—	—	—	(27,616)	—	(27,616)

Adjusted balances at January 1, 2006	127,715	1,277	357,511	(3,322)	1,601,684	(846,890)	1,110,260
Exercise of stock options (note 12)	529	5	11,826	—	—	—	11,831
Shares issued through ESPP	42	1	1,361	—	—	—	1,362
Vesting of restricted stock	90	1	(1)	—	—	—	—
Reclass stock compensation	—	—	(3,322)	3,322	—	—	—
Common stock acquired	—	—	—	—	—	(246,682)	(246,682)
Common stock retired	(38,077)	(381)	(1,999)	—	(1,091,192)	1,093,572	—
Stock-based compensation expense	—	—	20,268	—	—	—	20,268
Tax benefit for exercise of employee stock awards (notes 8 and 12)	—	—	557	—	—	—	557
Net income	—	—	—	—	212,981	—	212,981

Balances at December 31, 2006	90,299	903	386,201	—	723,473	—	1,110,577
Adoption of FIN 48 (note 8)	—	—	—	—	(643)	—	(643)
Exercise of stock options (note 12)	1,887	19	39,763	—	—	—	39,782
Shares issued through ESPP	43	—	1,361	—	—	—	1,361
Issuance of restricted stock	412	4	—	—	—	—	4
Forfeitures of restricted stock	(23)	—	—	—	—	—	—
Common stock acquired	—	—	—	—	—	(673,449)	(673,449)
Common stock retired	(18,424)	(184)	(967)	—	(672,298)	673,449	—
Stock-based compensation expense	—	—	18,039	—	—	—	18,039
Tax benefit for exercise of employee stock awards (notes 8 and 12)	—	—	12,040	—	—	—	12,040
Net income	—	—	—	—	226,077	—	226,077

Balances at December 31, 2007	74,194	742	456,437	—	276,609	—	733,788
Exercise of stock options (note 12)	612	6	10,077	—	—	—	10,083
Shares issued through ESPP	56	—	1,285	—	—	—	1,285
Issuance of restricted stock	561	6	—	—	—	—	6
Forfeitures of restricted stock	(21)	—	—	—	—	—	—
Common stock acquired	—	—	—	—	—	(35,211)	(35,211)
Common stock retired	(1,009)	(10)	(52)	—	(35,149)	35,211	—
Stock-based compensation expense	—	—	19,264	—	—	—	19,264
Tax benefit for exercise of employee stock awards (notes 8 and 12)	—	—	3,098	—	—	—	3,098
Net income	—	—	—	—	237,205	—	237,205

Balances at December 31, 2008	74,393	$744	$490,109	$—	$478,665	$—	$969,518

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$237,205	$226,077	$212,981
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	24,969	23,940	21,147
Depreciation and amortization expense	117,527	116,280	101,966
Net (gain) loss on disposal of property and equipment	(55)	160	(63)
Amortization of debt issuance costs	2,735	5,706	953
Stock-based compensation expense	19,264	18,039	20,268
Deferred income tax	31,664	24,580	18,227
Excess tax benefit from stock-based compensation	(1,234)	(4,988)	(1,116)
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts receivable	(2,300)	(52,307)	(49,642)
Increase in inventories	(352)	(541)	(3,596)
Decrease (increase) in prepaid and other assets	1,286	749	(2,430)
Increase in accounts payable	730	11,002	3,209
Increase in accrued expenses	4,013	15,355	23,822
Increase (decrease) in income taxes payable	3,634	22,115	(17,039)

Net cash provided by operating activities	439,086	406,167	328,687

Cash flows from investing activities:
Proceeds from sale of property and equipment	19,784	13,052	154
Capital expenditures	(143,976)	(142,898)	(106,148)
Purchases of investments	(31,450)	(249,180)	(272,130)
Sales and maturities of investments	69,300	150,930	310,555
Business acquisitions, net of cash acquired and purchase price adjustments (note 15)	(22,028)	(4,775)	(60,068)
Changes in cash restricted for future payments	—	—	49

Net cash used in investing activities	(108,370)	(232,871)	(127,588)

Cash flows from financing activities:
Proceeds from issuance of debt	165,000	755,435	61,000
Payments of principal on debt	(451,967)	(264,053)	(12,184)
Payments of debt issuance costs	(202)	(10,732)	(1,011)
Proceeds from exercise of stock options and issuance of common shares	11,374	41,147	13,193
Excess tax benefit from stock-based compensation	1,234	4,988	1,116
Payments to acquire treasury stock	(35,211)	(673,449)	(246,682)

Net cash used in financing activities	(309,772)	(146,664)	(184,568)

Net increase in cash and cash equivalents	20,944	26,632	16,531
Cash and cash equivalents, beginning of year	51,707	25,075	8,544

Cash and cash equivalents, end of year	$72,651	$51,707	$25,075

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,903	$18,319	$9,812

Cash paid for income taxes	$114,870	$102,333	$108,252

Supplemental disclosure of non-cash financing activities:
Assets acquired under capital lease	$—	$435	$—

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business

Lincare Holdings Inc. and subsidiaries (the “Company”) provides oxygen, respiratory therapy services, infusion therapy services and home medical equipment such as hospital beds, wheelchairs and other medical supplies to the home health care market. The Company’s customers are serviced from locations in 48 states. The Company’s equipment and supplies are readily available and the Company is not dependent on a single supplier or even a few suppliers.

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

The consolidated financial statements include the accounts of Lincare Holdings Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain immaterial amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

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

Certain items provided by the Company are reimbursed under rental arrangements that generally provide for fixed monthly payments established by fee schedules for as long as the patient is using the equipment and medical necessity continues (subject to capped rental arrangements which limit the rental payment periods in some instances and which may result in a transfer of title to the equipment at the end of the rental payment period). Once initial delivery of rental equipment is made to the patient, a monthly billing cycle is established based on the initial date of delivery. The Company recognizes rental arrangement revenues ratably over the monthly service period and defers revenue for the portion of the monthly bill that is unearned in accordance with SFAS No. 13, “Accounting for Leases.” No separate payment is earned from the initial equipment delivery and setup process. During the rental period the Company is responsible for servicing the equipment and providing routine maintenance, if necessary.

The Company’s revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104—Revenue Recognition (“SAB 104”) for determining when revenue is realized or realizable and earned. The Company recognizes revenue in accordance with the requirements of SAB 104 that:

•	persuasive evidence of an arrangement exists;

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(1)	Description of Business and Summary of Significant Accounting Policies (Continued)

•	delivery has occurred;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectibility is reasonably assured.

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

Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured. Once the items are delivered, unbilled accounts receivable are recorded at net amounts expected to be paid by customers and third-party payors. Billing delays, generally ranging from several days to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources as well as interim transactions occurring between cycle billing dates established for each customer within the billing system, and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payor does not accept the claim, the customer may ultimately be responsible. Accounts receivable are reported net of allowances for sales adjustments and uncollectible accounts. Sales adjustments are recorded against revenues and result from differences between the payment amount received and the expected realizable amount. Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payor’s inability or refusal to pay.

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

(f)	Investments

At December 31, 2008, the Company held $60.4 million of auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(1)	Description of Business and Summary of Significant Accounting Policies (Continued)

indentures. Under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investments are classified as trading securities and are carried at fair value, with any realized and unrealized gains and losses included in other income and expense.

During the first quarter of 2008, the Company reclassified all of its investments in auction rate securities from short-term to long-term investments. Of the auction rate securities held as of December 31, 2008, $60.4 million are secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. All of the auction rate securities held by the Company are senior obligations under the applicable indentures authorizing the issuance of such securities. Recent turmoil in the credit markets has resulted in widespread failures to attract demand for such securities at the periodic auction dates occurring subsequent to December 31, 2007. As of December 31, 2008, all of the securities held by the Company continued to experience auction failures, resulting in our continuing to hold such securities.

All of the auction rate securities owned by the Company were purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), and are held, for the benefit of the Company, by UBS. On August 8, 2008, UBS announced a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other state regulatory agencies to restore liquidity to remaining clients who hold auction rate securities. In November 2008, the Company accepted an offer (the “UBS Put Option”) from UBS to sell to it at par value all of the Company’s remaining auction rate securities in accordance with the terms of the settlement agreement. Under the settlement agreement, the Company will be able to redeem all of its auction rate securities at par during a two-year time period beginning June 30, 2010, while UBS may purchase all or some of the auction rate securities at par from the Company at any time through July 2, 2012. Pursuant to the Company’s acceptance of the offer, UBS purchased a portion of the Company’s then outstanding holdings of auction rate securities at par on November 6, 2008 in the amount of $32.5 million. The Company elected to measure the UBS Put Option under the fair value option of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, and recorded other income of approximately $10.8 million before income taxes, and recorded a corresponding long term investment. The Company valued the UBS Put Option using a discounted cash flow approach that takes into account certain estimates for interest rates and the timing and amount of expected future cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Simultaneously, the Company transferred these auction rate securities from available-for-sale to trading securities. As a result of this transfer, the Company recognized an unrealized loss recorded to other expense of approximately $10.8 million before income taxes. The recording of the UBS Put Option and the recognition of the unrealized loss resulted in no net impact to the consolidated statements of operations for the three and twelve month periods ended December 31, 2008. The Company anticipates that any future changes in the fair value of the UBS Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the consolidated statements of operations. The UBS Put Option will continue to be measured at fair value until the earlier of its maturity or exercise.

The Company will continue to monitor credit market conditions to assess the liquidity of its investments. Due to the Company’s ability to access its cash and cash equivalents, amounts available under its revolving credit facility, and its expected operating cash flows, the Company believes that it has adequate liquidity available to meet its obligations.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(1)	Description of Business and Summary of Significant Accounting Policies (Continued)

(g)	Financial Instruments

The Company believes the book value of its cash equivalents, short-term and long-term investments, accounts receivable, income taxes receivable, accounts payable and accrued expenses approximate fair value. The Company utilizes Level 3 fair value measurements to value its investments. The book value of the Company’s revolving credit agreement and deferred acquisition obligations approximate their fair value as the applicable interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company. The fair value of the Company’s 2.75% Series A Debentures due 2037 and 2.75% Series B Debentures due 2037 are estimated based on several standard market variables including the Company’s stock price, yield to put/call through conversion and yield to maturity. The estimated fair values of the Series A and Series B Debentures at December 31, 2008 were $230,802,000 and $213,309,250, respectively, and $290,482,500 and $288,337,500, respectively, at December 31, 2007.

(h)	Inventories

Inventories, consisting of equipment, supplies and replacement parts, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. Inventories are charged to cost of goods and services in the period in which products and related services are provided to customers.

(i)	Property and Equipment

Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method, including the half year convention, over the estimated useful lives of the assets as set forth in the table below.

Building and improvements	1 year to 39 years
Medical rental equipment	1.5 years to 11 years
Other equipment and furniture	3 years to 25 years

Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or estimated useful life of the asset. Amortization of leasehold improvements is included with depreciation expense.

(j)	Goodwill

Goodwill results from the excess of cost over identifiable net assets of acquired businesses.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company performs a goodwill impairment test using a two-step method on an annual basis or whenever events or circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level.

The first step of the impairment analysis compares the Company’s fair value to its net book value to determine if there is an indicator of impairment. If the assessment in the first step indicates impairment then the Company performs step two. The second step compares the implied fair value of goodwill to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(1)	Description of Business and Summary of Significant Accounting Policies (Continued)

In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company calculates its fair value using two different approaches. The first approach utilizes the closing market price of its common stock at the annual impairment testing date and the number of shares of common stock outstanding on that date.

The second approach utilizes a discounted cash flow projection which is based on assumptions that are consistent with the Company’s best estimates of future growth and the strategic plan used to manage the underlying business. Factors requiring significant judgment include the future cash flows, growth rates, discount factors and tax rates, amongst other considerations. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods.

The Company completed the annual impairment test during the third quarter of 2008 and determined that no impairment existed as of the date of the impairment test. No recent events or circumstances have occurred to indicate that impairment may exist.

(k)	Other Assets

Other assets principally include capitalized costs of borrowing which are being amortized over the term of the respective debt on the effective interest method.

(l)	Impairment or Disposal of Long-Lived Assets

In accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Valuation allowances are established when necessary to reduce deferred tax assets to amounts that the Company believes are more likely than not to be recovered. The Company evaluated its deferred tax assets

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(1)	Description of Business and Summary of Significant Accounting Policies (Continued)

quarterly to determine whether adjustments to its valuation allowance are appropriate. In making its evaluation, the Company relies on its recent history of pre-tax earnings, estimated timing of future deductions and benefits represented by the deferred tax assets and its forecast of future earnings, the latter two of which involve the exercise of significant judgment.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalty are included within the related tax liability line in the consolidated balance sheet.

(n)	Advertising Costs

Advertising costs are charged to expense as incurred and are included in selling expenses.

(o)	Cost of Goods and Services

Cost of goods and services includes the cost of equipment (excluding depreciation of $83.1 million, $82.6 million and $68.7 million in 2008, 2007 and 2006, respectively), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $47.5 million, $48.8 million and $49.2 million in 2008, 2007 and 2006, respectively. Included in cost of goods and services are salary and related expenses of pharmacists and pharmacy technicians of $11.7 million, $10.5 million and $10.3 million in 2008, 2007 and 2006, respectively.

(p)	Operating Expenses

The Company manages over 1,000 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s”—telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps”—delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable and discretionary clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(1)	Description of Business and Summary of Significant Accounting Policies (Continued)

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the years ended December 31, 2008, 2007 and 2006 within these major categories were as follows:

Operating Expenses ( In thousands)	Year Ended December 31,
	2008	2007	2006
Salary and related	$250,970	$232,579	$208,994
Facilities	57,605	55,617	51,914
Vehicles	52,678	45,120	40,598
General supplies/miscellaneous	34,453	31,700	30,391

Total	$395,706	$365,016	$331,897

Included in operating expenses during the year ended December 31, 2008 are salary and related expenses for Service Reps in the amount of $108.9 million. Such salary and related expenses for the years ended December 31, 2007 and 2006 were $100.0 million and $91.2 million, respectively.

(q)	Lease Commitments

The Company leases office space, vehicles and equipment under non-cancelable operating leases, which expire at various dates through 2014. The Company’s operating leases generally have one to four year terms and may have renewal options. The Company records rent expense and amortization of leasehold improvements on a straight-line basis over the initial term of the lease and the Company does not negotiate rent holidays, rent concessions or leasehold improvements in its office leases.

The lease period is determined as the original lease term without renewals, unless and until the exercise of lease renewal options is reasonably assured.

(r)	Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the years ended December 31, 2008, 2007 and 2006 are salary and related expenses of $238.4 million, $226.2 million and $207.9 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $66.4 million, $63.0 million and $54.0 million during the respective periods. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors that do not employ respiratory therapists.

(s)	Employee Benefit Plans

The Company has a defined contribution plan covering substantially all employees subject to specific plan requirements. The Company has also sponsored an employee stock purchase plan that enabled eligible employees

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(1)	Description of Business and Summary of Significant Accounting Policies (Continued)

to purchase shares of the Company’s common stock at the lower of 85 percent of the fair market value of the Company’s stock price on: (i) the last day of the offering period; or (ii) the last day of the prior offering period. Employees were able to elect to have up to 10% of their base salary withheld on an after-tax basis. Under the employee stock purchase plan, 1.2 million shares were authorized for issuance. To date, 543,160 shares have been issued under this authorization. During 2008, the Company issued 56,508 shares at an average price of $23.07; during 2007, the Company issued 43,767 shares at an average price of $31.22; and during 2006, the Company issued 41,973 shares at an average price of $32.36 per share. In years prior to 2005, the Company funded its employee stock purchase plan using treasury shares. In 2005, the Company began funding its employee stock purchase plan by issuing new common shares. Due to the expiration of the term of the plan, the board of directors has approved, subject to shareholder approval, a new employee stock purchase plan that will permit eligible employees to purchase shares on substantially the same terms as provided under the prior plan and reserves 700,000 shares for issuance under the plan (without carrying forward unissued shares under the prior plan). See Note 12 to the Consolidated Financial Statements for a full description of the Company’s stock compensation expense.

(t)	Stock Plans

The Company has multiple stock-based employee compensation plans, which are described more fully in Note 12 below.

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment,” using the modified prospective transition method. Under the modified prospective transition method, fair value accounting and recognition provisions of SFAS No. 123R are applied to stock-based awards granted or modified subsequent to the date of adoption and prior periods presented are not restated. In addition, for awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the effective adoption date based on the grant date fair value determined for pro forma disclosure purposes under SFAS No. 123.

Refer to Note 12—Stock Plans for additional disclosures regarding the Company’s stock compensation programs.

(u)	Segment Information

The Company provides home health care equipment and services through 1,063 operating centers in 48 states. The Company’s operating centers exhibit similar long-term financial performance and have similar economic characteristics, having similar products and services, types of customers and methods used to distribute their products and services. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment based on the provisions of SFAS No. 131.

(v)	New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 were effective as of the beginning of the 2008 calendar year. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. On January 1, 2008 the Company

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(1)	Description of Business and Summary of Significant Accounting Policies (Continued)

adopted SFAS No. 159 which permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. The Company chose not to elect the fair value option for its financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the twelve months ended December 31, 2008, except for a put option related to the Company’s auction rate securities that was recorded in conjunction with a settlement agreement with one if its investment firms, as more fully described in Note 2 to the consolidated financial statements.

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

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” to calendar years beginning January 1, 2009. The scope of the proposed deferral applies to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect the adoption of FSP FAS 157-2 to have a material impact on its financial condition, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption, the debt component of such instrument would be recognized by measuring the fair value of a similar liability that does not have an associated equity component. The equity component of such instrument would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability component. The FSP requires accretion of the resultant debt discount (equal to the proceeds allocated to the equity component) over the expected life of the debt.

The Company has estimated the fair value of the liability components of the Series Debentures by calculating the present value of the cash flows of similar liabilities without associated equity components. In performing those calculations, the Company has estimated that instruments similar to the Series A and B notes without a conversion feature as of the date of issuance would have had 7.0% and 7.4% rates of return (respectively) and expected lives of five and seven years (respectively). These estimated rates of return were based on the Company’s nonconvertible debt borrowing rate at the time of issuance and the expected lives were based on the holder’s put option features embedded in the notes. To the extent that the initial proceeds of the instruments exceed the estimated fair value of the liability components, the Company will recognize an equity component. As a result, the Company estimates that, upon adoption, approximately $47.4 million and $67.2 million of the carrying value of the Company’s Series A and B convertible notes will be reclassified to equity as

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(1)	Description of Business and Summary of Significant Accounting Policies (Continued)

of the October 31, 2007 issuance date. These amounts represent the equity components of the proceeds from the notes. The Company will also recognize debt discounts equal to the equity components which will be accreted to interest expense over the respective 5 and 7-year terms of the first put option dates specified in the indentures underlying the notes. The accreted interest plus the cash interest payments based on the stated coupon rates will result in interest cost being recognized in the consolidated statements of operations that will reflect the interest rates on similar instruments without a conversion option.

Debt issuance costs (which are amortized to interest expense) do not include issuance costs allocated to the equity component (which are recorded as a reduction of the proceeds allocated to the equity component by means of a credit to additional paid in capital). The basis of the liability component in accordance with the FSP and the liability in accordance with tax accounting will result in a deferred tax liability recorded at initial recognition which will reduce additional paid in capital. The initial deferred tax liability will be equal to the initial debt discount times the Company’s tax rate. The deferred tax liability will subsequently be amortized out of additional paid in capital as the debt discount is amortized. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis.

Accordingly, the Company estimates that the pre-tax increase in non-cash interest expense to be recognized in its consolidated financial statements using its estimated comparable straight debt borrowing rates at the date of issuance of the Series Debentures would be as follows (in thousands):

	2007	2008	2009	2010	2011	2012	2013	2014	2007 – 2014
Series A
Pre-tax increase in non-cash interest	$1,334	$8,327	$8,913	$9,541	$10,214	$9,059	$0	$0	$47,388
Series B
Pre-tax increase in non-cash interest	1,239	7,755	8,333	8,954	9,621	10,338	11,108	9,886	67,234
Total
Pre-tax increase in non-cash interest (1)	$2,573	$16,082	$17,246	$18,495	$19,835	$19,397	$11,108	$9,886	$114,622

(1)	These interest costs are related solely to the amortization of the debt discount. Debt issuance costs are not considered in this calculation.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. Key existing principles of Statement 157 illustrated in the example include (a) fair value represents the price at which an orderly transaction would take place between market participants; even if there is little or no market activity for an asset at the measurement date, the objective of determining fair value remains the same, (b) in determining fair value, the use of management's internal assumptions concerning future cash flows discounted at an appropriate risk-adjusted interest rate is acceptable when relevant observable market data do not exist, (c) broker quotes may properly be included as an input when measuring fair value (but such quotes are not necessarily determinative if an active market for the financial asset does not exist). The provisions of FSP FAS 157-3 are effective upon issuance. The adoption of FSP FAS 157-3 did not have a material impact on our financial condition, results of operations or cash flows.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(1)	Description of Business and Summary of Significant Accounting Policies (Continued)

(w)	Contingencies

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

The Company’s revenues are generated through locations in 48 states. The Company generally does not require collateral or other security in extending credit to its customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 60% of net revenues in 2008, 64% of net revenues in 2007, and 67% of net revenues in 2006.

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

The Company’s comprehensive income is the same as reported net income for all periods presented.

(2)	Fair Value Measurements

Under SFAS No. 157, “Fair Value Measurements”, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. “the exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

— Level 1—Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

— Level 2—Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(2)	Fair Value Measurements (Continued)

— Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Company utilizes Level 3 fair value measurements to value its long term investments in auction rate securities (“ARS”) consisting of securities collateralized by student loans, and a related put option.

In November 2008, the Company entered into an agreement (the “Agreement”) with UBS AG (“UBS”), the parent company of the investment firm that sold the Company its holdings of auction rate securities having a par value of approximately $60.4 million at December 31, 2008. By entering into the Agreement, the Company (1) received the right (“UBS Put Option”) to sell these auction rate securities back to UBS at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company elected to measure the UBS Put Option under the fair value option of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, and recorded other income of approximately $10.8 million before income taxes, and recorded a corresponding long term investment. The Company valued the UBS Put Option using a discounted cash flow approach that takes into account certain estimates for interest rates and the timing and amount of expected future cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Simultaneously, the Company transferred these auction rate securities from available-for-sale to trading securities. As a result of this transfer, the Company recognized an unrealized loss recorded to other expense of approximately $10.8 million before income taxes. The recording of the UBS Put Option and the recognition of the unrealized loss resulted in no net impact to the consolidated statements of operations for the three and twelve month periods ended December 31, 2008. The Company anticipates that any future changes in the fair value of the UBS Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the consolidated statements of operations. The UBS Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the Company’s degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, SFAS No. 157 requires that an asset or liability be classified in its entirety based on the lowest level of input that is significant to the measurement of fair value.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation, such as the recent illiquidity in the auction rate securities market. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition has caused, and in the future may cause, the Company’s financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

SFAS No. 157 requires that the valuation techniques used by the Company must be consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach. The

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(2)	Fair Value Measurements (Continued)

Company’s Level 3 valuations of auction rate securities are based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on the Company’s estimates and assumptions. Inputs include current coupon rates and expected maturity dates.

The following table presents the valuation of the Company’s financial assets as of December 31, 2008, measured at fair value on a recurring basis by the input levels prescribed by SFAS No. 157:

	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Long term—trading securities	$49.6	$49.6
Long term—put option	10.8	10.8

Total	$60.4	$60.4

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Significant Unobservable Inputs (Level 3)
(in millions)
Balance on January 1, 2008	$98.3
Unrealized loss included in earnings	(10.8)
Recognition of Put Option	10.8
Redemptions at par	(37.9)

Balance on December 31, 2008	$60.4

(3)	Investments

At December 31, 2008, the Company held $60.4 million of auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. Under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investments are classified as trading securities and are carried at fair value, with any realized and unrealized gains and losses included in other income and expense.

During the first quarter of 2008, the Company reclassified all of its investments in auction rate securities from short-term to long-term investments. Of the auction rate securities held as of December 31, 2008, $60.4 million are secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. All of the auction rate securities held by the Company are senior obligations under the applicable indentures authorizing the issuance of such securities. Recent turmoil in the credit

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(3)	Investments (Continued)

markets has resulted in widespread failures to attract demand for such securities at the periodic auction dates occurring subsequent to December 31, 2007. As of December 31, 2008, all of the securities held by the Company continued to experience auction failures, resulting in it continuing to hold such securities.

All of the auction rate securities owned by the Company were purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), and are held for the benefit of the Company by UBS. On August 8, 2008, UBS announced a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other state regulatory agencies to restore liquidity to remaining clients who hold auction rate securities. In November 2008, the Company accepted an offer (the “UBS Put Option”) from UBS to sell to it at par value all of the Company’s remaining auction rate securities in accordance with the terms of the settlement agreement. Under the settlement agreement, the Company will be able to redeem all of its auction rate securities at par during a two-year time period beginning June 30, 2010, while UBS may purchase all or some of the auction rate securities at par from the Company at any time through July 2, 2012. Pursuant to the Company’s acceptance of the offer, UBS purchased a portion of the Company’s then outstanding holdings of auction rate securities at par on November 6, 2008 in the amount of $32.5 million. The Company elected to measure the UBS Put Option under the fair value option of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, and recorded other income of approximately $10.8 million before income taxes, and recorded a corresponding long term investment. The Company valued the UBS Put Option using a discounted cash flow approach that takes into account certain estimates for interest rates and the timing and amount of expected future cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Simultaneously, the Company transferred these auction rate securities from available-for-sale to trading securities. As a result of this transfer, the Company recognized an unrealized loss recorded to other expense of approximately $10.8 million before income taxes. The recording of the UBS Put Option and the recognition of the unrealized loss resulted in no net impact to the consolidated statements of operations for the three and twelve month periods ended December 31, 2008. The Company anticipates that any future changes in the fair value of the UBS Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the consolidated statements of operations. The UBS Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise.

(4)	Accounts Receivable, Net

Accounts receivable at December 31, 2008 and 2007 consist of:

	2008	2007
	(In thousands)
Trade Accounts Receivable	$223,868	$241,288
Less allowance for sales adjustments and uncollectible accounts	(47,071)	(42,370)

Accounts receivable, net	$176,797	$198,918

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(5)	Property and Equipment, Net

Property and equipment at December 31, 2008 and 2007 consist of:

	2008	2007
	(In thousands)
Land and improvements	$3,111	$3,111
Building and improvements	22,879	21,830
Medical rental equipment	783,031	696,824
Equipment, furniture and other	193,482	178,534

	1,002,503	900,299
Less accumulated depreciation	(654,643)	(560,148)

Property and equipment, net	$347,860	$340,151

Depreciation of medical rental equipment was approximately $83.1 million in 2008, $82.6 million in 2007 and $68.7 million in 2006. Accumulated depreciation of medical rental equipment at December 31, 2008 and 2007 was $545.1 million and $462.1 million, respectively.

(6)	Leases

There were no new capital leases in 2008. The Company entered into a three-year capital lease in 2007 covering computer equipment with an outstanding balance of $0.2 million at December 31, 2008. The book value of the underlying equipment is included in Property and Equipment as follows:

	2008	2007
	(In thousands)
Equipment and furniture	$1,250	$1,250
Less accumulated depreciation	(701)	(614)

	$549	$636

Amortization of assets held under capital leases of $0.6 million, $1.0 million and $1.0 million in 2008, 2007 and 2006, respectively, is included with depreciation expense in the accompanying consolidated statements of operations.

The Company has noncancelable lease obligations, primarily for buildings, office equipment and vehicles, that expire over the next six years and may provide for renewal options for periods ranging from one year to three years and that require the Company to pay ancillary costs such as maintenance and insurance. The Company records rent expense and amortization of leasehold improvements on a straight-line basis over the initial term of the lease and the Company does not negotiate rent holidays, rent concessions or leasehold improvements in its office leases. Operating lease expense was approximately $52.0 million in 2008, $51.7 million in 2007 and $47.7 million in 2006. Future minimum lease payments under capital leases and noncancelable operating leases as of December 31, 2008, are as follows:

	Capital leases	Operating leases
	(In thousands)
2009	$150	$40,924
2010	13	28,408
2011	—	15,427
2012	—	6,361
2013	—	1,090
Thereafter	—	96

Total minimum lease payments	$163	$92,306

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(7)	Long-Term Obligations

Long-term obligations at December 31, 2008 and 2007 consist of:

	2008	2007
	(In thousands)
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2012	$275,000	$275,000
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2014	275,000	275,000
Convertible debt to mature in 2033, bearing fixed interest of 3.0%, with a put/call option in 2008	—	275,000
Eurodollar loans under five year revolving credit agreement bearing annual interest equal to the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus an applicable margin based on the Company’s consolidated leverage ratio (consolidated funded indebtedness to consolidated EBITDA)	—	10,000
Capital lease obligations due through 2010	163	307
Unsecured, deferred acquisition obligations net of imputed interest, payable in various installments through 2009	6,752	2,900

Total long-term obligations	556,915	838,207
Less: current installments	6,902	288,044

Long-term debt, excluding current installments	$550,013	$550,163

The Company’s current revolving credit agreement with several lenders and Bank of America N.A. as agent, dated December 1, 2006, permits the Company to borrow amounts up to $390.0 million under a five-year revolving credit facility. The five-year revolving credit facility contains a $60.0 million letter of credit sub-facility, which reduces the principal amount available under the five-year revolving credit facility by the amount of outstanding letters of credit on the sub-facility. As of December 31, 2008 and 2007, $0.0 million and $10.0 million, respectively, in borrowings were outstanding on the five-year credit facility and $27.0 million and $23.5 million, respectively, in standby letters of credit were issued as of those dates. The revolving five-year credit agreement has a maturity date of December 1, 2011. Upon entering into the five-year credit agreement, origination and other upfront fees and expenses of $1.0 million were paid and are being amortized over five years. In addition to the upfront fees, the Company pays an annual administration agency fee along with a quarterly facility fee. The facility fee is based on the Company’s consolidated leverage ratio and ranges between 0.10% and 0.175% annually. The leverage ratio is calculated each quarter to determine the applicable interest rate on revolving loans, the letter of credit fee and the facility fee for the following quarter. The revolving credit agreement contains several financial and other negative and affirmative covenants customary in such agreements and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. The financial covenants in the Company’s credit agreement include interest coverage and leverage ratios, as defined in the agreement. The Company’s credit agreement requires compliance with all covenants set forth in the agreement and the Company was in compliance with all covenants as of December 31, 2008 and 2007. The credit agreement defines the occurrence of certain specified events as events of default which, if not waived by or cured to the satisfaction of the requisite lenders, allow the lenders to take actions against the Company, including termination of commitments under the agreement, acceleration of any unpaid principal and accrued interest in respect of outstanding borrowings, payment of additional cash collateral to be held in escrow for the benefit of the lenders and enforcement of any and all rights and interests created and existing under the credit agreement. Under certain conditions, an event of default may result in an increase in the interest rate (the “Default Rate”) payable by the Company on loans outstanding under the credit facility. The Default Rate is equal to the interest rate (including

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(7)	Long-Term Obligations (Continued)

any applicable percentage as set forth in the agreement) otherwise applicable to such loans plus 2% per annum. In the case of a bankruptcy event (as defined in the credit agreement) all commitments automatically terminate and all amounts outstanding under the credit facility become immediately due and payable.

On October 31, 2007, the Company completed the sale of $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037—Series A (the “Series A Debentures”) and $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037—Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures will pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and will be convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of the Company’s common stock or in a combination of cash and shares of common stock, at the Company’s option. The initial base conversion rate for the Debentures is 19.5044 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to an initial base conversion price of approximately $51.27 per share. In addition, if at the time of conversion the applicable price of the Company’s common stock exceeds the base conversion price, holders of the Series A Debentures and Series B Debentures will receive an additional number of shares of common stock per $1,000 principal amount of the Debentures, as determined pursuant to a specified formula. The Company will have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require the Company to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

In June 2003, we completed the sale of $275.0 million aggregate principal amount of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) in a private placement. The Debentures were convertible into shares of our common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. Interest on the Debentures was payable at the rate of 3.0% per annum on June 15 and December 15 of each year. On June 15, 2008, we redeemed all of the outstanding Debentures at par pursuant to a notice of redemption. We funded the redemption with $110.0 million of available cash and $165.0 million of borrowings under our revolving credit facility. The entire amount of the borrowings under the credit facility were paid down from operating cash flow by the end of 2008.

The aggregate maturities of long-term obligations for each of the five years subsequent to December 31, 2008 are as follows:

(In thousands)
2009	$6,902
2010	13
2011	—
2012	275,000
2013	—
Thereafter	275,000

$556,915

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(8) Income Taxes

The tax effects of temporary differences that account for significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$10,721	$8,678
Accruals	9,463	8,290
Deferred revenue	3,379	4,351
Stock-based compensation	19,247	12,216
Other	11,326	12,721

	54,136	46,256

Less: Valuation allowance	(104)	(668)

Total deferred tax assets	54,032	45,588

Deferred tax liabilities:
Tax over book intangible asset amortization	(198,695)	(169,195)
Tax over book depreciation	(59,088)	(41,151)
Convertible debt interest	(14,235)	(21,654)
Other	(1,853)	(1,763)

Total deferred tax liabilities	(273,871)	(233,763)

Net deferred tax liabilities	$(219,839)	$(188,175)

At December 31, 2008 and December 31, 2007 the Company had state income tax net operating loss carryforwards of $2.8 million and $2.9 million, respectively. The Company believes that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance at December 31, 2008 and 2007 of $0.1 million and $0.7 million, respectively, on the deferred tax assets relating to these state net operating loss carryforwards. Such deferred tax assets expire between 2010 and 2029 as follows:

(In thousands)
2010 – 2015	$104
2020 – 2023	84
2024 – 2029	2,629

$2,817

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(8) Income Taxes (Continued)

Income tax expense attributable to operations consists of:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current:
Federal	$101,480	$101,570	$102,612
State	10,919	8,441	6,023

Total current	112,399	110,011	108,635

Deferred:
Federal	28,353	21,977	14,148
State	3,311	2,603	4,079

Total deferred	31,664	24,580	18,227

Total income tax expense	$144,063	$134,591	$126,862

Total income tax expense allocation:
Income from operations	$144,063	$134,591	$126,862
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(3,098)	(12,040)	(557)

	$140,965	$122,551	$126,305

Total income tax expense differs from the amounts computed by applying a U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Computed “expected” tax expense	$133,444	$126,234	$118,945
State income taxes, net of federal income tax benefit	9,250	7,179	6,566
Other	1,369	1,178	1,351

Total income tax expense	$144,063	$134,591	$126,862

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As of December 31, 2007 and December 31, 2008, respectively, the Company had gross unrecognized tax benefits, including interest and penalties, of $17.7 million and $11.9 million of which $12.0 million and $8.3 million, net of federal tax benefit, if recognized, would favorably affect the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross amount provided for potential interest and penalties at December 31, 2008 totaled $2.0 million and $1.0 million, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(8) Income Taxes (Continued)

A reconciliation of the beginning and ending balances of the Company’s gross liability for unrecognized tax benefits, excluding the related interest and penalties, at December 31, 2008 is a follows:

2008
(In thousands)
Total gross unrecognized tax benefits at January 1, 2008	$12,960
Additions for tax positions related to the current year	1,306
Additions for tax positions related to prior years	1,639
Reductions for tax positions related to prior years	(321)
Settlements	(4,280)
Reductions due to lapse in statute of limitations	(2,465)

Total gross unrecognized tax benefits at December 31, 2008	$8,839

The Company conducts business nationally and, as a result, files U.S. federal income tax returns and returns in various state and local jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the United States. With few exceptions, the Company is no longer subject to U.S. federal, state and local, income tax examinations for years before 2003.

The Company effectively settled an examination with a taxing jurisdiction for $5.4 million for which reserves had been provided in prior periods. The Company does not expect that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

The Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. income tax returns through 2007. The U.S. federal statute of limitations remains open for the year 2005 and onward. There are no material disputes for the open tax years.

The Company has been invited to participate in the IRS’s Compliance Assurance Program, or CAP, for the year 2007 and 2008. The year 2008 is currently under examination under the CAP program. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the tax return’s accuracy prior to filing, thereby reducing or eliminating the need for post-filing examination.

(9)	Other Current Liabilities

Other current liabilities at December 31, 2008 and 2007 consist of:

	2008	2007
	(In thousands)
Deferred revenue	$44,244	$40,917
Other current liabilities	10,240	11,328

	$54,484	$52,245

(10)	Staff Accounting Bulletin No. 108 (SAB 108)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(10)	Staff Accounting Bulletin No. 108 (SAB 108) (Continued)

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(10)	Staff Accounting Bulletin No. 108 (SAB 108) (Continued)

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

The cumulative effect of correcting the financial statement misstatements in accordance with SAB 108 in 2006 was an increase in deferred revenue and the allowance for doubtful accounts of $34.4 million and $10.7 million, respectively, and reduced retained earnings of $27.6 million. Deferred income tax adjustments totaling $17.5 million were also recorded as part of the cumulative adjustment.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(11)	Stockholders’ Equity

During the fourth quarter of 2006, the Company adopted the provisions of SAB 108 (see Note 10) effective as of January 1, 2006. The related impact to stockholders’ equity was a $27.6 million reduction to retained earnings in the 2006 opening balance sheet.

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

(12)	Stock Plans

The Company issues stock options and other stock-based awards to key employees and directors under stock-based compensation plans. The Company also sponsors an employee stock purchase plan.

The Company uses the fair value accounting and recognition provisions of SFAS No. 123R for stock-based awards granted or modified. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company realized excess tax benefits of $1.2 million, $5.0 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, these amounts have been classified as a financing cash inflow as well as an operating cash outflow. Additionally, $3.1 million, $12.4 million and $3.5 million have been included in the change in income taxes payable as an operating cash inflow for the years ended December 31, 2008, 2007 and 2006, respectively.

For the years ended December 31, 2008, 2007 and 2006, the Company recognized total stock-based compensation costs of $19.3 million, $18.0 million and $20.3 million, respectively, as well as related tax benefits of $7.0 million, $6.4 million and $6.6 million, respectively. All stock-based compensation costs are expensed using a graded method approach and are either classified within operating or selling, general and administrative expenses on the consolidated statements of operations. The Company recognized compensation costs of $12.8 million, $15.5 million and $17.4 million in 2008, 2007 and 2006, respectively.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(12)	Stock Plans (Continued)

2008, approximately 2.9 million shares are available for future grant under the Company’s shareholder-approved stock plans. See table below for summary of individual plans.

	Plan Year
	1996	1998	2000	2001	2004	2007	Total
Reserved	4,000,000	3,000,000	2,000,000	6,500,000	4,000,000	4,000,000	23,500,000
Outstanding	20,000	76,500	114,000	4,231,100	2,594,666	1,288,000	8,324,266
Available for grant	—	—	500	124,150	73,706	2,712,000	2,910,356

The following table summarizes information about stock options outstanding under the plans at December 31, 2008:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$24.45 – $29.68	2,092,600	0.85 years	$26.93	2,092,600	$26.93
$29.68 – $32.00	2,130,516	2.52 years	31.06	2,130,516	31.06
$32.00 – $42.33	4,101,150	5.36 years	40.51	2,066,235	40.61

$24.45 – $42.33	8,324,266	3.50 years	$34.68	6,289,351	$32.83

The Company believes that the Black-Scholes valuation model provides a reasonable estimate of the fair value of the Company’s stock options, particularly in view of the absence of any market-based or performance-based vesting conditions attached to those stock options. The Black-Scholes option pricing model requires, among other things, an estimate of expected share price volatility. The Company considers the use of both historical and implied volatility assumptions in calculating the fair value of stock options issued. The Company did not grant any stock options in 2008. In estimating the fair value of stock options granted during 2006 and 2007, the Company used implied volatility derived from its publicly-traded options as the volatility input in the option valuation model. In using implied volatility, the Company considered SFAS No. 123R and the guidance provided in Staff Accounting Bulletin No. 107, “Share-Based Payment,” and determined that implied volatility provides the most reliable estimate of expected volatility. The expected option term is based on historical exercise and post-vesting termination patterns. The expected dividend yield is 0% as the Company has not paid any cash dividends on its capital stock and does not anticipate it will pay cash dividends in the foreseeable future. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant.

Following are the specific weighted average valuation assumptions for the stock options, where applicable, used for each respective period:

	Year Ended December 31,
	2008	2007	2006
Expected dividend yield	N/A	0.00%	0.00%
Risk-free interest rate	N/A	4.69%	5.03%
Expected volatility	N/A	23.28%	26.21%
Expected term	N/A	5 years	5 years

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(12)	Stock Plans (Continued)

Stock option activity for the years ended December 31, 2006 through 2008 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	9,461,685	$29.32	4.89	$119,939,146
Exercised in 2006	(528,675)	22.31
Cancelled in 2006	(135,500)	39.02
Options granted in 2006	874,400	38.51

Outstanding at December 31, 2006	9,671,910	30.38	4.14	$96,637,784
Exercised in 2007	(1,886,688)	21.09
Cancelled in 2007	(102,606)	40.74
Options granted in 2007	1,288,000	39.03

Outstanding at December 31, 2007	8,970,616	33.46	4.24	$37,407,209
Exercised in 2008	(612,000)	16.48
Cancelled in 2008	(34,350)	40.02
Options granted in 2008	0	0

Outstanding at December 31, 2008	8,324,266	$34.68	3.50	$1,526,603

Exercisable at December 31, 2008	6,289,351	$32.83	2.86	$1,526,603

Vested or expected to vest as of December 31, 2008	8,209,915	$34.58	3.48	$1,526,603

Stock options outstanding at December 31, 2008, were 8,324,266. Of those stock options outstanding at December 31, 2008, 6,289,351 were exercisable at December 31, 2008 and 2,034,915 were unvested. Of the total stock options outstanding at December 31, 2008, 8,209,915 stock options are vested or expected to vest in the future, net of expected cancellations and forfeitures of 114,351. The intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, amounted to $8.6 million, $33.0 million and $8.6 million, respectively.

Restricted Stock

Under the 2004 Stock Plan, certain key employees may be granted restricted stock at nominal cost to them. Restricted stock is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company’s common stock. Restricted stock vests upon the employees’ fulfillment of specified performance and/or service-based conditions. In September 2008, the Company granted 325,000 shares of restricted stock to certain key employees which will vest after two years, but may vest earlier if specific performance criteria are met. The performance criteria are based on achieving pre-determined EPS goals for a specific period. In September 2008, the Company granted 236,000 shares of restricted stock, which have service-based conditions, to certain other key employees. On May 17, 2007 and October 1, 2007, the Company granted 383,500 and 5,800 shares, respectively, of restricted stock which have service based conditions to certain employees. The restrictions lapse in from one to three year annual installments. During the years ended December 31, 2008, 2007 and 2006, the Company recognized $6.4 million, $2.6 million and $2.9 million, respectively, of stock-based compensation expense related to restricted stock.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(12)	Stock Plans (Continued)

A summary of the status of unvested restricted stock for the years ended December 31, 2006 through 2008 is presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2005	173,333	$31.72
Granted	8,000	39.30
Vested	(86,667)	31.72
Forfeited	0	—

Unvested at December 31, 2006	94,666	32.36
Granted	389,300	38.99
Vested	(89,333)	31.95
Forfeited	(22,783)	39.09

Unvested at December 31, 2007	371,850	38.99
Granted	561,000	30.44
Vested	0	—
Forfeited	(21,000)	39.03

Unvested at December 31, 2008	911,850	$33.73

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“Stock Purchase Plan”) provides a means to encourage and assist employees in acquiring a stock ownership interest in Lincare. Payroll deductions are accumulated during each quarter and applied toward the purchase of stock on the last trading day of each quarter. The Stock Purchase Plan defines purchase price per share as 85% of the lower of the fair value of a share of common stock on the last trading day of the previous plan quarter, or the last trading day of the current plan quarter. The board of directors has approved, subject to shareholder approval, a new Stock Purchase Plan that will continue the terms of the existing Plan and provide for the issuance of up to 700,000 shares.

During the years ended December 31, 2008, 2007 and 2006, 56,508 shares, 43,767 shares and 41,973 shares, respectively, of common stock were purchased under the Stock Purchase Plan resulting in compensation cost of $0.4 million and $0.3 million and $0.3 million, respectively.

Total Stock-Based Compensation

The following weighted-average per share fair values were determined for stock-based compensation grants or employee stock purchases occurring during the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Options granted	N/A	$12.23	$11.94

Restricted stock and stock awards granted	$30.44	$38.99	$39.30

Employee stock purchases	$6.89	$7.38	$7.80

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(12)	Stock Plans (Continued)

During the years ended December 31, 2008, 2007 and 2006, the Company received cash of $11.4 million, $41.1 million and $13.2 million, respectively, from employee stock purchases and exercises of stock options, and recognized related tax benefits of $3.1 million, $12.1 million and $3.2 million, respectively. There were no stock options settled for cash during the years ended December 31, 2008, 2007 and 2006.

As of December 31, 2008, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock amounted to $9.1 million and $23.8 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.3 years and 1.8 years, respectively.

The total estimated fair value of stock options vested during 2008, 2007 and 2006 was $15.9 million, $11.0 million and $12.3 million, respectively. The total estimated fair value of restricted stock vested during 2008, 2007 and 2006 was $0.0 million, $2.9 million and $2.7 million, respectively.

The Company issues new shares of common stock to satisfy stock-based awards upon exercise.

(13)	Net Revenues

Included in the Company’s net revenues is reimbursement from the federal government under Medicare, Medicaid and other federally funded programs, which aggregated approximately 60% of net revenues in 2008, 64% of net revenues in 2007, and 67% of net revenues in 2006, respectively.

The following table sets forth a summary of the Company’s net revenues by product category:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Oxygen and other respiratory therapy	$1,526,737	$1,470,363	$1,295,983
Home medical equipment and other	137,843	125,627	113,812

Total	$1,664,580	$1,595,990	$1,409,795

Included in net revenues are rental and sale items that comprise approximately 68.1% and 31.9% of total revenues in 2008, approximately 66.7% and 33.3% in 2007, and approximately 69.6% and 30.4% in 2006, respectively.

(14) Income Per Common Share

Basic income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution of securities that could share in earnings, including stock options and outstanding convertible debt. When the exercise of stock options is anti-dilutive, they are excluded from the calculation. For the year ended December 31, 2008, the number of excluded shares underlying anti-dilutive stock options and awards was 7,387,416. For the year ended December 31, 2007, the number of excluded shares underlying anti-dilutive stock options was 4,128,650. For the year ended December 31, 2006, the number of excluded shares underlying anti-dilutive stock options was 2,066,750.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(14) Income Per Common Share (Continued)

In October 2004, the Emerging Issues Task Force (“EITF”) ratified the consensus on EITF Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” that the impact of contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price conversion condition has been met. This provision is effective for all reporting periods presented and was applicable to the Company’s $275.0 million aggregate principal amount of 3.0% Convertible Senior Debentures. On June 15, 2008, the Company redeemed all of the outstanding 3.0% debentures at par pursuant to a notice of redemption. The Company’s outstanding $550.0 million of Series Debentures are not within the scope of EITF Issue 04-08.

A reconciliation of the numerators and the denominators of the basic and diluted income per common share computations is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Numerator:
Basic—Income available to common stockholders	$237,205	$226,077	$212,981
Adjustment for assumed dilution:
Interest on 3% convertible debt, net of tax	2,343	5,172	5,170

Diluted—Income available to common stockholders and holders of dilutive securities	$239,548	$231,249	$218,151

Denominator:
Weighted average shares	73,044	83,387	94,209
Effect of dilutive securities:
Stock options	219	1,144	1,740
3% convertible debt	2,353	5,157	5,157

Adjusted weighted average shares	75,616	89,688	101,106

Per share amount:
Basic	$3.25	$2.71	$2.26

Diluted	$3.17	$2.58	$2.16

(15)	Business Combinations

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

The Company acquired certain assets of three businesses in 2008, three businesses in 2007 and 10 businesses in 2006. Consideration for the acquisitions generally included cash, deferred acquisition payments (unsecured non-interest bearing) and the assumption of certain liabilities.

Each acquisition during 2008, 2007 and 2006 was accounted for as a purchase. The results of operations of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition. Each of the acquired companies conducted operations similar to that of the Company. These allocations are inclusive of amounts not yet paid.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(15)	Business Combinations (Continued)

The total aggregate cost of the acquisitions described above was as follows:

	2008	2007	2006
	(In thousands)
Cash	$22,028	$4,775	$60,068
Deferred acquisition obligations	7,162	1,210	12,310
Assumption of liabilities	126	23	164

	$29,316	$6,008	$72,542

The total aggregate purchase price of the acquisitions described above was allocated as follows:

	2008	2007	2006
	(In thousands)
Current assets	$503	$258	$8,726
Property and equipment	1,314	83	5,631
Intangible assets	2,045	40	190
Goodwill	25,454	5,627	57,995

	$29,316	$6,008	$72,542

The following unaudited pro forma supplemental information on the results of operations for the years ended December 31, 2008 and 2007 includes the 2008 acquisitions as if they had been combined at the beginning of 2007.

	2008	2007
	(In thousands, except per share data)
Net revenues	$1,675,567	$1,609,292

Net income	$239,496	$228,774

Basic—income per common share	$3.28	$2.74

Diluted—income per common share	$3.20	$2.61

This unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the transactions been effected at the beginning of 2007 or of future results of operations of the combined companies.

(16)	Contingencies

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

(16)	Contingencies (Continued)

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

(17)	Quarterly Financial Data (Unaudited—see accompanying accountants’ report)

The following is a summary of quarterly financial results for the years ended December 31, 2008 and 2007:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2008:
Net revenues	$415,420	$428,391	$405,677	$415,092

Operating income	$103,565	$105,116	$92,935	$97,064

Net income	$60,660	$62,593	$55,786	$58,166

Income per common share:
Basic	$0.83	$0.86	$0.76	$0.79

Diluted	$0.79	$0.82	$0.76	$0.79

2007:
Net revenues	$378,459	$397,083	$408,152	$412,296

Operating income	$90,429	$94,104	$99,089	$99,526

Net income	$53,895	$55,955	$58,639	$57,588

Income per common share:
Basic	$0.62	$0.66	$0.69	$0.73

Diluted	$0.59	$0.63	$0.66	$0.70

SCHEDULE II

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Expenses	Net Sales Adjustments and Other		Deductions		Balance at End of Period
	(In thousands)
Year Ended December 31, 2008
Deducted from asset accounts:
Allowance for sales adjustments and uncollectible accounts	$42,370	$24,969	$6,469	(1)	$26,737	(2)	$47,071

Year Ended December 31, 2007
Deducted from asset accounts:
Allowance for sales adjustments and uncollectible accounts	$34,359	$23,940	$6,264	(1)	$22,193	(2)	$42,370

Year Ended December 31, 2006
Deducted from asset accounts:
Allowance for sales adjustments and uncollectible accounts	$15,678	$21,147	$11,636	(1)(3)	$14,102	(2)	$34,359

(1)	To record net sales adjustments and allowances on business combinations.

(2)	To record write-offs, net of recoveries.

(3)	Includes SAB 108 adjustment to beginning balance of $10.7 million (see Note 10 within the Notes to Consolidated Financial Statements).

S-1

INDEX OF EXHIBITS

Exhibit Number	Exhibit
3.10(C)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.
3.11(C)	Certificate of Amendment to the Amended and Restated
Certificate of Incorporation of Lincare Holdings Inc.
3.20(U)	Amended and Restated By-Laws of Lincare Holdings Inc.
4.1(I)	Lincare Holdings Inc. Indenture dated as of June 11, 2003
4.2(I)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003
10.20(A)	Non-Qualified Stock Option Plan of Registrant
10.21(A)	Lincare Holdings Inc. 1991 Stock Plan
10.22(E)	Lincare Holdings Inc. 1994 Stock Plan
10.23(E)	Lincare Holdings Inc. 1996 Stock Plan
10.24(E)	Lincare Holdings Inc. 1998 Stock Plan
10.25(E)	Lincare Holdings Inc. 2000 Stock Plan
10.27(J)	Amended Lincare Holdings Inc. 2001 Stock Plan
10.28(K)	Lincare Holdings Inc. 2004 Stock Plan
10.29(S)	Lincare Holdings Inc. 2007 Stock Plan
10.30(G)	Lincare Inc. 401(k) Plan
10.31(B)	Employee Stock Purchase Plan
10.34(L)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and John P. Byrnes
10.35(L)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and Paul G. Gabos
10.36(L)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and Shawn S. Schabel
10.37(L)	Restricted Stock Agreement between Lincare Holdings Inc. and John P. Byrnes
10.38(L)	Restricted Stock Agreement between Lincare Holdings Inc. and Paul G. Gabos
10.39(L)	Restricted Stock Agreement between Lincare Holdings Inc. and Shawn S. Schabel
10.40(F)	Form of Executive Employment Agreement dated December 15, 2001
10.41(M)	Executive Employment Agreements dated November 15, 2004
10.50(B)	Form of Non-employment Director Stock Option Agreement
10.51(B)	Form of Non-qualified Stock Option Agreement
10.60(G)	Amended and Restated Credit Agreement dated as of April 25, 2002
10.63(J)	First Amendment to Amended and Restated Credit Agreement dated June 4, 2003
10.64(N)	Second Amendment to Amended and Restated Credit Agreement dated December 10, 2004
10.65(P)	Third Amendment to Amended and Restated Credit Agreement dated April 26, 2005
10.66(Q)	Fourth Amendment to Amended and Restated Credit Agreement dated June 28, 2005
10.67(O)	First Supplemental Indenture between Lincare Holdings and U.S. Bank Trust National Association dated December 17, 2004
10.68(R)	Credit Agreement with Bank of America, N.A. as Agent and Calyon, New York Branch as Syndication Agent dated December 1, 2006
10.70(D)	Senior Secured Note Purchase Agreement among Lincare Holdings Inc., as Borrower, and several note holders with Bank of America, N.A., as Agent
10.71(D)	Form of Series A Note
10.72(D)	Form of Series B Note
10.73(D)	Form of Series C Note
10.75(T)	First Amendment to Credit Agreement dated October 31, 2007.
10.76(T)	Registration Rights Agreement dated October 31, 2007.
10.77(T)	Indenture Between Lincare Holdings Inc. and U.S. Bank National Association dated October 31, 2007
10.78(T)	Indenture Between Lincare Holdings Inc. and U.S. Bank National Association dated October 31, 2007.
10.79(V)	Second Amended Executive Employment Agreements dated December 28, 2007.

S-2

Exhibit Number	Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries of Lincare Holdings Inc.
23.1	Consent of KPMG LLP
24.1	Special Powers of Attorney
31.1	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

A	Incorporated by reference to the Corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-44672).

B	Incorporated by reference to the Registrant’s Form 10-K dated March 26, 1998.

C	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.

D	Incorporated by reference to the Registrant’s Form 10-Q dated November 13, 2000.

E	Incorporated by reference to the Registrant’s Form 10-K dated March 29, 2001.

F	Incorporated by reference to the Registrant’s Form 10-K dated March 28, 2002.

G	Incorporated by reference to the Registrant’s Form 10-Q dated May 13, 2002.

H	Incorporated by reference to the Registrant’s Form 10-Q dated August 13, 2002.

I	Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.

J	Incorporated by reference to the Registrant’s Form 10-Q dated August 14, 2003.

K	Incorporated by reference to the Registrant’s Form DEF 14-A dated April 22, 2004.

L	Incorporated by reference to the Registrant’s Form 10-Q dated November 9, 2004.

M	Incorporated by reference to the Registrant’s Form 8-K dated November 18, 2004.

N	Incorporated by reference to the Registrant’s Form 8-K dated December 16, 2004.

O	Incorporated by reference to the Registrant’s Form 10-K dated March 16, 2005.

P	Incorporated by reference to the Registrant’s Form 8-K dated April 26, 2005.

Q	Incorporated by reference to the Registrant’s Form 8-K dated June 28, 2005.

R	Incorporated by reference to the Registrant’s Form 8-K dated December 4, 2006.

S	Incorporated by reference to the Registrant’s Form DEF 14-A dated April 5, 2007.

T	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2007.

U	Incorporated by reference to Registrant’s Form 8-K dated November 26, 2007.

V	Incorporated by reference to the Registrant’s Form 8-K dated January 3, 2008.

S-3