Form 10-Q
period 2009-03-31
LINCARE HOLDINGS INC
filed 2009-05-06
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2009

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

(727) 530-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). (Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $0.01 par value	68,785,530

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
		(As adjusted Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$14,144	$72,651
Accounts receivable, net	181,914	176,797
Income tax receivable	0	2,894
Inventories	9,147	9,468
Prepaid and other current assets	2,767	3,057
Deferred income taxes	22,224	22,286

Total current assets	230,196	287,153

Property and equipment, net	354,994	347,860
Long-term investments	59,900	60,400
Goodwill	1,232,178	1,232,178
Other	10,792	11,249

Total assets	$1,888,060	$1,938,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations	$6,640	$6,902
Accounts payable	55,620	60,472
Accrued expenses:
Compensation and benefits	31,586	27,989
Liability insurance	18,284	17,895
Other current liabilities	50,790	54,484
Income taxes payable	4,606	0

Total current liabilities	167,526	167,742

Long-term obligations, net, excluding current installments	458,232	454,045
Deferred income taxes and other taxes	302,781	288,574

Total liabilities	928,539	910,361

Commitments and contingencies:
Stockholders’ equity:
Common stock	699	744
Additional paid-in capital	565,626	560,597
Retained earnings	393,196	467,138

Total stockholders’ equity	959,521	1,028,479

Total liabilities and stockholders’ equity	$1,888,060	$1,938,840

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended
	March 31, 2009	March 31, 2008
		(As adjusted Note 1)
Net revenues	$371,674	$415,420

Costs and expenses:
Cost of goods and services	102,580	97,587
Operating expenses	97,097	96,278
Selling, general and administrative expenses	85,554	82,195
Bad debt expense	5,575	6,231
Depreciation and amortization expense	29,054	29,564

	319,860	311,855

Operating income	51,814	103,565

Other income (expense):
Interest income	396	2,058
Interest expense	(8,619)	(10,708)

	(8,223)	(8,650)

Income before income taxes	43,591	94,915
Income tax expense	17,607	36,673

Net income	$25,984	$58,242

Basic earnings per common share	$0.36	$0.80

Diluted earnings per common share	$0.36	$0.76

Weighted average number of common shares outstanding	72,074	72,860

Weighted average number of common shares and common share equivalents outstanding	72,316	78,304

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Three Months Ended
	March 31, 2009	March 31, 2008
		(As adjusted Note 1)
Cash flows from operating activities:
Net income	$25,984	$58,242
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	5,575	6,231
Depreciation and amortization expense	29,054	29,564
Net loss (gain) on disposal of property and equipment	14	(6)
Amortization of debt issuance costs	443	753
Amortization of discount on bonds payable	4,199	3,916
Stock-based compensation expense	10,434	4,015
Deferred income taxes	8,544	10,801
Excess tax benefit from stock-based compensation	0	(19)
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts receivable	(10,692)	(20,200)
Decrease in inventories	321	31
Decrease in prepaid and other assets	221	1,646
Decrease in accounts payable	(4,176)	(7,262)
Increase in accrued expenses	840	15,243
Increase in income taxes payable	7,507	23,452

Net cash provided by operating activities	78,268	126,407

Cash flows from investing activities:
Proceeds from sale of property and equipment	2	14
Capital expenditures	(36,795)	(29,481)
Purchases of investments	0	(31,450)
Sales and maturities of investments	500	31,625

Net cash used in investing activities	(36,293)	(29,292)

Cash flows from financing activities:
Payments of principal on debt	(275)	(10,036)
Payments of debt issuance costs	0	(4)
Proceeds from exercise of stock options and issuance of common shares	0	606
Excess tax benefit from stock-based compensation	0	19
Payments to acquire treasury stock	(100,207)	(35,211)

Net cash used in financing activities	(100,482)	(44,626)

Net (decrease) increase in cash and cash equivalents	(58,507)	52,489
Cash and cash equivalents, beginning of period	72,651	51,707

Cash and cash equivalents, end of period	$14,144	$104,196

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$149

Cash paid for income taxes	$1,007	$2,207

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principle

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles accepted in the United States for interim financial information and with the instructions to Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes to the financial statements of Lincare Holdings Inc. and Subsidiaries (“Lincare” or the “Company”) on Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Investments: At March 31, 2009, the Company held $57.0 million of auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. Under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investments are classified as trading securities and are carried at fair value, with any realized and unrealized gains and losses included in other income and expense.

At March 31, 2009, the Company held a $2.9 million put option from UBS Financial Services, Inc. Under the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” the put option is carried at fair value, with any realized and unrealized gains and losses included in other income and expense.

Concentration of Credit Risk: The Company’s revenues are generated through locations in 48 states. The Company generally does not require collateral or other security in extending credit to customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 61% of net revenues for the three months ended March 31, 2009 and 2008. The exclusion of the Company from participating in federally funded programs would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company’s revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”), for determining when revenue is realized or realizable and earned. The Company recognizes revenue in accordance with the requirements of SAB 104 that:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectibility is reasonably assured.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded by the Company at the point of cash application, claim denial or account review. Included in accounts receivable are earned but unbilled accounts receivable from earned revenues. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured. Once the items are delivered, unbilled accounts receivable are recorded at net amounts expected to be paid by customers and third-party payors. Billing delays, generally ranging from several days to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources as well as interim transactions occurring between cycle billing dates established for each customer within the billing system, and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payor does not accept the claim, the customer is ultimately responsible for payment of the products or services. Accounts receivable are reported net of allowances for sales adjustments and uncollectible accounts. Sales adjustments are recorded against revenues and result from differences between the payment amount received and the expected realizable amount. Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payor’s inability or refusal to pay.

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

Cost of Goods and Services: Cost of goods and services includes the cost of equipment (excluding depreciation of $20.7 million in the first three months of 2009 and 2008), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $12.5 million and $12.8 million for the three-month periods ended March 31, 2009 and 2008, respectively. Included in cost of goods and services in the three-month periods are salary and related expenses of pharmacists and pharmacy technicians of approximately $2.7 million.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Operating Expenses: The Company manages 1,056 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable and discretionary clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the interim periods of 2009 and 2008 within these major categories were as follows:

Operating Expenses (in thousands)	Three Months Ended March 31,
	2009	2008
Salary and related	$64,102	$61,750
Facilities	15,060	14,553
Vehicles	9,817	11,942
General supplies/miscellaneous	8,118	8,033

Total	$97,097	$96,278

Included in operating expenses during the three months ended March 31, 2009 are salary and related expenses for Service Reps in the amount of $26.1 million. Such salary and related expenses for the three months ended March 31, 2008 were $25.2 million.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three months ended March 31, 2009 and 2008 are salary and related expenses of $67.7 million and $59.1 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three months ended March 31, 2009 and 2008 of $16.0 million and $15.3 million, respectively. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Change in Accounting Principle: In May 2008, the Financial Accounting Standards Board (“FASB”) issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption, the debt component of such instrument would be recognized by measuring the fair value of a similar liability that does not have an associated equity component. The equity component of such instrument would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability component. The FSP requires accretion of the resultant debt discount (equal to the proceeds allocated to the equity component) over the expected life of the debt. FSP APB 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP APB 14-1 effective January 1, 2009 and the FSP was applied on a retrospective basis to October 31, 2007, the issuance date of the convertible debt in accordance with the requirements of the FSP. Refer to Note 7 to the consolidated financial statements for the fiscal year ended December 31, 2008, for further discussion of the implementation of FSP APB 14-1 and the convertible debentures to which the FSP applies.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The retrospective adjustment to the Company’s financial statements was completed in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Accordingly, the change in accounting principle has been applied retrospectively by adjusting the financial statement amounts for the prior periods presented to reflect liability and equity components in a manner that reflects Lincare’s nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to the issuance date of the convertible instruments. The cumulative effect of this change in accounting principle was a $1.6 million reduction to retained earnings at January 1, 2008.

The following table details the retrospective application impact on previously reported amounts:

	(In thousands)
CONSOLIDATED BALANCE SHEETS:	December 31, 2008
	As reported	As adjusted
Income tax receivable	$2,863	$2,894
Other assets, noncurrent	12,980	11,249
Long-term obligations, excluding current installments	550,013	454,045
Deferred income taxes and other taxes	253,267	288,574
Additional paid-in capital	490,109	560,597
Retained earnings	478,665	467,138

	(In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS:	For the three months ended
	March 31, 2008 As reported	March 31, 2008 As adjusted
Interest expense	$(6,882)	$(10,708)
Income before income taxes	98,741	94,915
Income tax expense	38,081	36,673
Net income	60,660	58,242
Basic – earnings per common share	0.83	0.80
Diluted – earnings per common share	0.79	0.76

Cash flows from operating activities were not impacted by the retrospective application of FSP APB 14-1.

(2) Fair Value Measurements

Under SFAS No. 157, “Fair Value Measurements,” fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. “the exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•

Level 1 — Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•

Level 2 — Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Company utilizes Level 3 fair value measurements to value its long-term investments in auction rate securities (“ARS”) consisting of securities collateralized by student loans, and a related put option (see Note 3, Investments).

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

SFAS No. 157 requires that the valuation techniques used by the Company must be consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach. The Company’s Level 3 valuations of auction rate securities are based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on the Company’s estimates and assumptions. Inputs include current coupon rates and expected maturity dates.

During the three months ended March 31, 2009, the Company recognized a $7.9 million unrealized gain on the ARS recorded to other income, and recorded a corresponding increase to long-term investments. This was offset by recognizing a $7.9 million unrealized loss on the UBS Put Option recorded to other expense, and recorded a corresponding decrease to long-term investments.

The following table presents the valuation of the Company’s financial assets as of March 31, 2009, measured at fair value on a recurring basis by the input levels prescribed by SFAS No. 157:

	Significant Unobservable Inputs (Level 3)	Total
	(In millions)
Long-term investments - trading securities	$57.0	$57.0
Long-term investments - UBS Put Option	2.9	2.9

Total	$59.9	$59.9

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Significant Unobservable Inputs (Level 3)
(In millions)
Balance on December 31, 2008	$60.4
Unrealized gain - ARS	7.9
Unrealized loss - UBS Put Option	(7.9)
Redemptions at par	(0.5)

Balance on March 31, 2009	$59.9

Note 3. Investments

At March 31, 2009, the Company held $57.0 million of auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. Under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investments are classified as trading securities and are carried at fair value, with any realized and unrealized gains and losses included in other income and expense. In addition, at March 31, 2009, the Company held a $2.9 million Put Option with UBS. Under the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” the Put Option is carried at fair value, with any realized and unrealized gains and losses included in other income and expense.

During the first quarter of 2008, the Company reclassified all of its investments in auction rate securities from short-term to long-term investments. Of the auction rate securities held as of March 31, 2009, $57.0 million are secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. All of the auction rate securities held by the Company are senior obligations under the applicable indentures authorizing the issuance of such securities. Recent turmoil in the credit markets has resulted in widespread failures to attract demand for such securities at the periodic auction dates occurring subsequent to December 31, 2007. As of March 31, 2009, all of the securities held by the Company continued to experience auction failures, resulting in the Company continuing to hold such securities.

All of the auction rate securities owned by the Company were purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), and are held by UBS for the benefit of the Company. On August 8, 2008, UBS announced a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other state regulatory agencies to restore liquidity to remaining clients who hold auction rate securities. In November 2008, the Company accepted an offer (the “UBS Put Option”) from UBS to sell to it at par value all of the Company’s remaining auction rate securities in accordance with the terms of the settlement agreement. Under the settlement agreement, the Company will be able to redeem all of its auction rate securities at par during a two-year time period beginning June 30, 2010, while UBS may purchase all or some of the auction rate securities at par from the Company at any time through July 2, 2012. The Company elected to measure the UBS Put Option under the fair value option of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” using a discounted cash flow approach that takes into account certain estimates for interest rates and the timing and amount of expected future cash flows, adjusted for any bearer risk associated with UBS’ financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. The Company anticipates that any future changes in the fair value of the UBS Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the consolidated statements of operations. The UBS Put Option will continue to be measured at fair value until the earlier of its maturity or exercise. At March 31, 2009, the fair value of the UBS Put Option was $2.9 million.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three months ended March 31, 2009, the Company recognized a $7.9 million unrealized gain on the ARS recorded to other income, and recorded a corresponding increase to long-term investments. This was offset by recognizing a $7.9 million unrealized loss on the UBS Put Option recorded to other expense, and recorded a corresponding decrease to long-term investments.

The Company will continue to monitor credit market conditions to assess the liquidity of its investments. Due to the Company’s ability to access its cash and cash equivalents, amounts available under its revolving credit facility, and its expected operating cash flows, the Company believes that it has adequate liquidity available to meet its obligations.

Note 4. Business Combinations

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

During the three month periods ended March 31, 2009 and 2008, the Company did not acquire the business or assets of any companies.

Note 5. Accounts Receivable, Net

Accounts receivable, net at March 31, 2009 and December 31, 2008 consist of:

	March 31, 2009	December 31, 2008
	(In thousands)
Trade accounts receivable	$226,325	$223,868
Less allowance for sales adjustments and uncollectible accounts	(44,411)	(47,071)

Accounts receivable, net	$181,914	$176,797

Note 6. Property and Equipment, Net

Property and equipment, net at March 31, 2009 and December 31, 2008 consist of:

	March 31, 2009	December 31, 2008
	(In thousands)
Property and equipment at cost	$1,030,472	$1,002,503
Less accumulated depreciation	(675,478)	(654,643)

Property and equipment, net	$354,994	$347,860

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Long-Term Obligations

Long-term obligations at March 31, 2009 and December 31, 2008 consist of:

	March 31, 2009	December 31, 2008
	(In thousands)
		(As adjusted)
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2012	$275,000	$275,000
Original issue discount	(35,556)	(37,728)
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2014	275,000	275,000
Original issue discount	(56,212)	(58,240)
Capital lease obligations due through 2010	126	163
Unsecured, deferred acquisition obligations net of imputed interest, payable in various installments through 2009	6,514	6,752

Total long-term obligations	464,872	460,947
Less: current installments	6,640	6,902

Long-term debt, excluding current installments	$458,232	$454,045

The Company’s current revolving credit agreement with several lenders and Bank of America N.A. as agent, dated December 1, 2006, permits the Company to borrow amounts up to $390.0 million under a five-year revolving credit facility. The revolving credit facility contains a $60.0 million letter of credit sub-facility, which reduces the principal amount available under the facility by the amount of outstanding letters of credit on the sub-facility. As of March 31, 2009 and December 31, 2008, no borrowings were outstanding under the credit facility and $27.0 million in standby letters of credit were issued as of those dates. The revolving credit agreement has a maturity date of December 1, 2011. Upon entering into the credit agreement, origination and other upfront fees and expenses of $1.0 million were paid and are being amortized over five years. In addition to the upfront fees, the Company pays an annual administration agency fee along with a quarterly facility fee. The facility fee is based on the Company’s consolidated leverage ratio and ranges between 0.10% and 0.175% annually. The leverage ratio is calculated each quarter to determine the applicable interest rate on revolving loans, the letter of credit fee and the facility fee for the following quarter. The revolving credit agreement contains several financial and other negative and affirmative covenants customary in such agreements and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. The financial covenants in the Company’s credit agreement include interest coverage and leverage ratios, as defined in the agreement. The Company’s credit agreement requires compliance with all covenants set forth in the agreement and the Company was in compliance with all covenants as of March 31, 2009 and December 31, 2008. The credit agreement defines the occurrence of certain specified events as events of default which, if not waived by or cured to the satisfaction of the requisite lenders, allow the lenders to take actions against the Company, including termination of commitments under the agreement, acceleration of any unpaid principal and accrued interest in respect of outstanding borrowings, payment of additional cash collateral to be held in escrow for the benefit of the lenders and enforcement of any and all rights and interests created and existing under the credit agreement. Under certain conditions, an event of default may result in an increase in the interest rate (the “Default Rate”) payable by the Company on loans outstanding under the credit facility. The Default Rate is equal to the interest rate (including any applicable percentage as set forth in the agreement) otherwise applicable to such loans plus 2% per annum. In the case of a bankruptcy event (as defined in the credit agreement), all commitments automatically terminate and all amounts outstanding under the credit facility become immediately due and payable.

On October 31, 2007, the Company completed the sale of $275.0 million principal amount of convertible senior debentures due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and will be convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of the Company’s common stock or in a combination of cash and shares of common stock, at the Company’s option. The initial base conversion rate for the Debentures is 19.5044 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to an initial base conversion price of approximately $51.27 per share. In addition, if at the time of conversion the applicable price of the Company’s common stock exceeds the base conversion price, holders of the Series A Debentures and Series B Debentures will receive an additional number of shares of common stock per $1,000 principal amount of the Debentures, as determined pursuant to a specified formula. The Company will have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require the Company to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

The Company has estimated the fair value of the liability components of the Series Debentures by calculating the present value of the cash flows of similar liabilities without associated equity components. In performing those calculations, the Company estimated that instruments similar to the Series A and B Debentures without a conversion feature as of the date of issuance would have had 7.0% and 7.4% rates of return (respectively) and expected lives of five and seven years (respectively). These estimated rates of return were based on the Company’s nonconvertible debt borrowing rate at the time of issuance and the expected lives were based on the holder’s put option features embedded in the notes. The initial proceeds from the instruments exceeded the estimated fair value of the liability components, and as a result, upon adoption, the Company reclassified $47.4 million and $67.2 million, respectively, of the carrying value of the Series A and B convertible debentures to equity as of the October 31, 2007 issuance date. These amounts represent the equity components of the proceeds from the debentures. The Company also recognized debt discounts equal to the equity components which will be accreted to interest expense over the respective 5 and 7-year terms of the first put option dates specified in the indentures underlying the debentures. The accreted interest plus the cash interest payments based on the stated coupon rates results in interest cost being recognized in the income statement that reflect the interest rates on similar instruments without a conversion feature.

The debt and equity components recognized for our Series A and Series B convertible debentures were as follows (in millions):

	March 31, 2009		December 31, 2008
	Series A	Series B	Series A	Series B
Principal amount of convertible debentures	$275.0	$275.0	$275.0	$275.0
Unamortized discount	35.6	56.2	37.7	58.2
Net carrying amount	239.4	218.8	237.3	216.8
Additional paid-in capital	29.1	41.2	29.1	41.2

At March 31, 2009, the remaining period over which the discount on the liability components will be amortized is 43 months and 67 months for the Series A and Series B convertible debentures, respectively.

The amount of interest expense recognized for the three months ended March 31 were as follows (in millions):

	March 31, 2009		March 31, 2008
	Series A	Series B	Series A	Series B
Contractual coupon interest	$1.9	$1.9	$1.9	$1.9
Amortization of discount on convertible debentures	2.2	2.0	2.0	1.9
Interest expense	4.1	3.9	3.9	3.8

In June 2003, the Company completed the sale of $275.0 million aggregate principal amount of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) in a private placement. The Debentures were convertible into shares of our common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. Interest on the Debentures was payable at the rate of 3.0% per annum on June 15 and December 15 of each year. On June 15, 2008, the Company redeemed all of the outstanding Debentures at par pursuant to a notice of redemption. The Company

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

funded the redemption with $110.0 million of available cash and $165.0 million of borrowings under its revolving credit facility. The entire amount of the borrowings under the credit facility was paid down from operating cash flow by the end of 2008.

Note 8. Income Taxes

The Company conducts business nationally and, as a result, files U.S. federal income tax returns as well as tax returns in various state and local jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the United States. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations for years before 2003.

The Company does not expect that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months. The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Internal Revenue Service (“IRS”) has completed its examination of the Company’s federal income tax returns through 2007. The federal statute of limitations remains open for the year 2005 and onward. There are no material disputes for the open tax years.

The Company was invited to participate in the IRS’s Compliance Assurance Program, or CAP, for the years 2008 and 2009. The years 2008 and 2009 are currently under examination under the CAP program. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the tax return’s accuracy prior to filing, thereby reducing or eliminating the need for post-filing examination.

Note 9. Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the Company’s earnings, including securities that may be issued upon conversion of convertible debentures and exercise of outstanding stock options. When the exercise of stock options or the inclusion of awards would be anti-dilutive, they are excluded from the earnings per common share calculation. For the three months ended March 31, 2009 and 2008, the number of excluded shares underlying anti-dilutive stock options and awards was 7,423,770 and 4,118,650, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
		(As adjusted Note 1)
Numerator:
Basic – Income available to common stockholders.	$25,984	$58,242
Adjustment for assumed dilution:
Interest on convertible debt, net of tax	0	1,267	(1)

Diluted – Income available to common stockholders and holders of dilutive securities	$25,984	$59,509

Denominator:
Weighted average shares	72,074	72,860
Effect of dilutive securities:
Incremental shares under stock compensation plans	242	287
Incremental shares from assumed conversion of convertible debt	0	5,157

Adjusted weighted average shares	72,316	78,304

Per share amount:
Basic	$0.36	$0.80

Diluted	$0.36	$0.76	(1)

(1)    Figures reflect the application of the “if converted” method of accounting for the Company’s 3.0% Convertible Senior Debentures due 2033 (see “Liquidity and Capital Resources”) in accordance with EITF No. 04-8. The debentures were redeemed in full on June 15, 2008, pursuant to a notice of redemption.

Note 10. Stock-Based Compensation

For the three months ended March 31, 2009 and 2008, the Company recognized total stock-based compensation expenses of $10.4 million and $4.0 million, respectively, as well as related tax benefits of $3.3 million and $1.5 million, respectively. Substantially all stock-based compensation costs are classified within selling, general and administrative expenses on the accompanying condensed consolidated statements of operations.

Stock Options

Stock option activity for the three months ended March 31, 2009 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	8,324,266	$34.68
Options granted in 2009	0	—
Exercised in 2009	0	—
Cancelled in 2009	(1,075,496)	38.91

Outstanding at March 31, 2009	7,248,770	$34.05	2.86	$0

Exercisable at March 31, 2009	6,703,715	$33.42	2.72	$0

Vested or expected to vest in the future as of March 31, 2009	7,224,689	$34.03	2.85	$0

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock options outstanding at March 31, 2009, were 7,248,770. Of the stock options outstanding at March 31, 2009, options for 6,703,715 shares were exercisable and options for 545,055 shares were unvested. Of the total stock options outstanding at March 31, 2009, 7,224,689 were vested or expected to vest in the future, net of expected cancellations and forfeitures of 24,081.

During the first quarter of 2009, the Company’s executive officers, directors and certain of its employees surrendered a total of approximately 1.1 million unvested, out-of-the money stock options for no compensation in return. The cancellation of these stock options resulted in acceleration of future stock option compensation expense (included in selling, general and administrative expenses) of $4.7 million before taxes, or a non-cash charge of $0.04 earnings per common share during the period.

As of March 31, 2009, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.3 million, which will be amortized over the weighted-average remaining requisite service period of 0.9 years.

Restricted Stock

The following table summarizes information about restricted stock activity for the three months ended March 31, 2009:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at December 31, 2008	911,850	$33.72
Granted	0	—
Vested	0	—
Forfeited	(3,300)	39.02

Unvested at March 31, 2009	908,550	$33.70

As of March 31, 2009, the total remaining unrecognized compensation cost related to restricted stock amounted to $16.1 million, which will be amortized over the weighted-average remaining requisite service period of 1.6 years.

Note 11. Comprehensive Income

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

The Company’s comprehensive income is the same as reported net income for the three months ended March 31, 2009 and 2008.

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

Recent legislation, including the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. MIPPA delayed until 2010 the implementation of a Medicare competitive bidding program for oxygen equipment and certain other DME items that was scheduled to begin on July 1, 2008 and instituted a 9.5% price reduction nationwide for these items as of January 1, 2009. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. DRA provisions negatively impacted reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning in 2007. MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of DME, including oxygen, beginning in 2005, froze payment amounts for other covered DME items through 2007, established a competitive bidding program for DME, and implemented quality standards and accreditation requirements for DME suppliers.

The SCHIP Extension Act, which became law on December 29, 2007, reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. The SCHIP Extension Act required the Centers for Medicare and Medicaid Services (“CMS”) to adjust the methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted average selling prices (“ASP”) based on actual sales volumes rather than average sales prices. The SCHIP Extension Act also specifically lowered reimbursement for the inhalation drug albuterol. We estimate that these lower payment amounts for inhalation drugs reduced our net revenues and operating income by approximately $22.0 million in the three months ended March 31, 2009 compared with the first fiscal quarter of 2008. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

On February 1, 2006, Congress passed the DRA legislation which contains provisions that impacted reimbursement for oxygen equipment and DME. DRA changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment, limited to 30 minutes of labor, is made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009.

The ultimate financial impact to the Company of the oxygen capped rental regulations will be dependent upon a number of variables, including (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of customers receiving reimbursable oxygen contents beyond the 36-month rental period, (iii) the ultimate duration of therapy for customers on service beyond 36 months, (iv) the incidence of customers with equipment deemed to be beyond its useful life that may be eligible for new equipment and therefore a new rental period, (v) payment amounts and coverage guidelines established by CMS to reimburse suppliers for maintenance of oxygen equipment, and (vi) the extent to which other government and private payors attempt to adopt new oxygen payment rules similar to those now in effect under Medicare. The Company continues to evaluate these factors in order to determine the expected impact of the regulations, which we believe will have a material adverse effect on our revenues, operating income, cash flows and financial position in 2009 and beyond. The Company developed a preliminary estimate of the potential reduction in our revenues and operating income in 2009 resulting from the oxygen capped rental regulations of between $130 million and $145 million. Based on activity through the end of the first quarter of 2009, we do not believe that this estimate needs to be revised at this time. The assumptions used to develop this estimate are highly dependent upon the variables listed above, as well as other factors that we may be unable to anticipate. This estimate may be unreliable and subject to change as more information becomes available to the Company.

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

On December 8, 2003, MMA was signed into law. The MMA legislation contains provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. Among other things, MMA:

(1)	Significantly reduced reimbursement for inhalation drug therapies. Historically, prescription drug coverage under Medicare has been limited to drugs furnished incident to a physician’s services and certain self-administered drugs, including inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered drugs, including the inhalation drugs that we provide, was limited to 95% of the published average wholesale price (“AWP”) for the drug. MMA established new payment limits and procedures for drugs reimbursed under Medicare Part B. Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries are reimbursed at 106% of the volume-weighted average selling price (“ASP”) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in MMA. Implementation of the ASP-based reimbursement formula has resulted in dramatic reductions in payment rates for inhalation drugs since 2005.

(2)	Established a competitive acquisition program for DME that was expected to commence in 2008, but was subsequently delayed by further legislation. MMA instructs CMS to establish and implement programs under which competitive acquisition areas will be established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. The program was initially intended to be implemented in phases such that competition under the program would occur in ten of the largest metropolitan statistical areas (“MSAs”) in the first year, 80 of the largest MSAs in the following year, and additional areas thereafter.

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

CMS concluded the bidding process for the first round of MSAs in September 2007. On March 20, 2008, CMS completed the bid evaluation process and announced the payment amounts that would have taken effect in the ten competitive bidding areas beginning July 1, 2008. Contracts to provide products within the competitive bid areas were awarded to selected suppliers, including the Company, and took effect on July 1, 2008. On July 15, 2008, Congress enacted the MIPPA legislation which retroactively delayed the implementation of competitive bidding for up to 18 months and reduced Medicare prices nationwide by 9.5% beginning in 2009 for the product categories, including oxygen, that were initially included in competitive bidding. As a result of the delay, CMS cancelled all contract awards retroactively to June 30, 2008.

On April 18, 2009, the interim final rule (“IFR”) for competitive bidding became effective. The IFR outlines the process for rebidding the first round of competitive bidding in 2009. The bidding will apply to nine of the original ten MSAs in round one and will be expanded to additional MSAs thereafter. A competition for a national mail order competitive bidding program may occur after 2010. It is unclear at this time when contracts would be awarded under the program and the respective effective dates of the contracts. We will continue to monitor developments regarding the implementation of the competitive bidding program. We can not predict the outcome of the competitive bidding program on our business when fully implemented nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding.

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

Operating Results

The following table sets forth for the periods indicated a summary of the Company’s net revenues by product category:

	For The Three Months Ended March 31,
	2009	2008
	(In thousands)
Oxygen and other respiratory therapy	$336,342	$382,720
Home medical equipment and other	35,332	32,700

Total	$371,674	$415,420

Net revenues for the three months ended March 31, 2009, decreased by $43.7 million (or 10.5%), compared with the three months ended March 31, 2008. The Company estimates that the 10.5% decrease in net revenues in the first three months of 2009 was comprised of approximately 9.5% internal and acquisition growth offset by approximately 20.0% negative impact from Medicare price reductions taking effect in 2009 (see “Medicare Reimbursement”). The internal growth in net revenues is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions. During the three months ended March 31, 2009 and 2008, the Company did not acquire the business or assets of any companies.

The contribution of oxygen and other respiratory therapy products to our net revenues was 90.5% and 92.1%, respectively, during the three months ended March 31, 2009 and 2008. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of goods and services, as a percentage of net revenues, was 27.6% for the three months ended March 31, 2009, compared with 23.5% for the comparable prior year period. Cost of goods and services for the three months ended March 31, 2009, increased $5.0 million or 5.1%, when compared with the prior year period. The increase in cost of goods and services in 2009 is attributable to an increase in the number of oxygen customers served and higher volumes in our inhalation drug and sleep therapy product lines.

Cost of goods and services for the three-month periods includes the cost of equipment (excluding depreciation of $20.7 million in the first three months of 2009 and 2008), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $12.5 million and $12.8 million for the three months ended March 31, 2009 and 2008, respectively. Included in cost of goods and services in each quarter are salary and related expenses of pharmacists and pharmacy technicians of $2.7 million.

Operating expenses, as a percentage of net revenues, were 26.1% for the three months ended March 31, 2009, compared with 23.2% for the comparable prior year period. Operating expenses for the three months ended March 31, 2009, increased by $0.8 million, or 0.9%, over the prior year period. Contributing to the containment of growth in operating expenses during the first three months of 2009 were lower fuel and other vehicle related expenses, lower purchases of supply items and controls over salary and related expenses.

The Company manages 1,056 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable and discretionary clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the interim periods of 2009 and 2008 within these major categories were as follows:

Operating Expenses (in thousands)	Three Months Ended March 31,
	2009	2008
Salary and related	$64,102	$61,750
Facilities	15,060	14,553
Vehicles	9,817	11,942
General supplies/miscellaneous	8,118	8,033

Total	$97,097	$96,278

Included in operating expenses during the three months ended March 31, 2009 are salary and related expenses for Service Reps in the amount of $26.1 million. Such salary and related expenses for the three months ended March 31, 2008 were $25.2 million.

Selling, general and administrative (“SG&A”) expenses, as a percentage of net revenues, were 23.0% for the three months ended March 31, 2009, compared with 19.8% for the comparable prior year period. SG&A expenses for the three months ended March 31, 2009 increased by $3.4 million, or 4.1%, compared to the prior year period. Contributing to the increase in SG&A expenses in 2009 were $4.7 million of stock option compensation expense attributable to the surrender and cancellation of approximately 1.1 million unvested, out-of-the money stock options held by our executive officers, directors and certain other employees for no compensation in return. The $4.7 million charge represents acceleration of future non-cash compensation expense recognized during the current three-month period.

SG&A expenses include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three months ended March 31, 2009 and 2008 are salary and related expenses of $67.7 million and $59.1 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three months ended March 31, 2009 and 2008 of $16.0 million and $15.3 million, respectively. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Included in depreciation and amortization expense in the three months ended March 31, 2009 is depreciation of patient service equipment of $20.7 million and depreciation of other property and equipment of $8.3 million. Included in depreciation and amortization expense in the three months ended March 31, 2008 is depreciation of patient service equipment of $20.7 million and depreciation of other property and equipment of $8.8 million.

Operating income for the three months ended March 31, 2009, was $51.8 million (13.9% of net revenues), compared with $103.6 million (24.9% of net revenues) for the comparable prior year period. The decrease in operating income in 2009 is attributed to the dramatic reduction in Medicare reimbursement for the Company’s primary product lines that took effect this year (see “Medicare Reimbursement”).

Liquidity and Capital Resources

Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operating costs, capital expenditures, acquisitions, debt service and share repurchases.

Net cash provided by operating activities decreased by 38.1% to $78.3 million for the three months ended March 31, 2009, compared with $126.4 million for the three months ended March 31, 2008. Net cash used in investing and financing activities was $136.8 million for the three months ended March 31, 2009. Investing and financing activities during the three-month period ended March 31, 2009 included our net investment in property and equipment of $36.8 million, payments of principal on debt of $0.3 million, repurchases of our common stock of $100.2 million, and proceeds from the sale of investments of $0.5 million.

As of March 31, 2009, our principal sources of liquidity consisted of approximately $14.1 million of cash and cash equivalents and $363.0 million available under our revolving credit agreement. The revolving credit agreement, dated December 1, 2006, makes available to us up to $390.0 million over a five-year period, subject to certain terms and conditions set forth in the agreement. As of March 31, 2009, there were $27.0 million of standby letters of credit issued under the credit facility.

At March 31, 2009, the Company held $57.0 million of auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. Under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investments are classified as trading securities and are carried at fair value, with any realized and unrealized gains and losses included in other income and expense.

During the first quarter of 2008, the Company reclassified all of its investments in auction rate securities from short-term to long-term investments. Of the auction rate securities held as of March 31, 2009, $57.0 million are secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. All of the auction rate securities held by the Company are senior obligations under the applicable indentures authorizing the issuance of such securities. Recent turmoil in the credit markets has resulted in widespread failures to attract demand for such securities at the periodic auction dates occurring subsequent to December 31, 2007. As of March 31, 2009, all of the securities held by the Company continued to experience auction failures, resulting in our continuing to hold such securities. The Company received partial redemptions of these securities, at par, in the amount of $0.5 million in February 2009.

All of the auction rate securities owned by the Company were purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), and are held by UBS for the benefit of the Company. On August 8, 2008, UBS announced a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other state regulatory agencies to restore liquidity to remaining clients who hold auction rate securities. In November 2008, the Company accepted an offer (the “UBS Put Option”) from UBS to sell to it at par value all of the Company’s remaining auction rate securities in accordance with the terms of the settlement agreement. Under the settlement agreement, the Company will be able to redeem all of its auction rate securities at par during a two-year time period beginning June 30, 2010, while UBS may purchase all or some of the auction rate securities at par from the Company at any time through July 2, 2012.

At March 31, 2009, the Company held a put option valued at $2.9 million from UBS. Under the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” the put option is carried at fair value, with any realized and unrealized gains and losses included in other income and expense.

We will continue to monitor credit market conditions to assess the liquidity of our investments and access to external sources of capital. Due to our ability to access our cash and cash equivalents, amounts available under our revolving credit facility, and our expected operating cash flows, we believe that we have adequate liquidity available to meet our obligations.

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. During the three months ended March 31, 2009, the Company repurchased and retired 4,500,000 shares for $100.2 million pursuant to the repurchase plan. As of March 31, 2009, $277.1 million of the Company’s common stock was eligible for repurchase in accordance with the plan’s formula.

On October 31, 2007, we completed the sale of $275.0 million principal amount of convertible senior debentures due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and are convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of our common stock or in a combination of cash and shares of common stock, at our option. The initial base conversion rate for the Debentures is 19.5044 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to an initial base conversion price of approximately $51.27 per share. In addition, if at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders of the Series Debentures will receive an additional number of shares of common stock per $1,000 principal amount as determined pursuant to a specified formula. We have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require us to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

On June 15, 2008, we redeemed $275.0 million of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) pursuant to a redemption notice. The Debentures were convertible into shares of our common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. Interest on the Debentures was payable at the rate of 3.0% per annum on June 15 and December 15 of each year. We funded the redemption of the Debentures with $110.0 million of available cash and $165.0 million of borrowings under our revolving credit facility. The entire amount of the borrowings under the credit facility was paid down from operating cash flow by the end of 2008.

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

Accounts receivable balance concentrations by major payor category as of March 31, 2009 and December 31, 2008 were as follows:

Percentage of Accounts Receivable Outstanding:	March 31, 2009	December 31, 2008
Medicare	35.2%	35.5%
Medicaid/Other Government	15.7%	16.2%
Private Insurance	37.2%	39.0%
Self-Pay	11.9%	9.3%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of March 31, 2009 and December 31, 2008 were as follows:

Percentage of Accounts Aged in Days:	March 31, 2009
	0-60	61-120	Over 120
Medicare	82.8%	8.6%	8.6%
Medicaid/Other Government	54.1%	17.9%	28.0%
Private Insurance	59.9%	15.7%	24.4%
Self-Pay	60.3%	19.7%	20.0%
All Payors	67.1%	14.0%	18.9%

Percentage of Accounts Aged in Days:	December 31, 2008
	0-60	61-120	Over 120
Medicare	82.5%	8.8%	8.7%
Medicaid/Other Government	53.1%	17.4%	29.5%
Private Insurance	59.7%	14.3%	26.0%
Self-Pay	50.3%	26.6%	23.1%
All Payors	65.9%	14.0%	20.1%

We operate 34 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of March 31, 2009, there were 1,343 full-time employees in the RBCOs. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within our proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that we can access to determine the status of individual claims. We have benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 64.8% of all payments received. We believe that our collection procedures contribute to our accounts receivable days sales outstanding (“DSO”) of 44 days and bad debt expense of 1.5% being among the lowest in the industry, according to published industry data and public filings of some of our competitors.

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

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The provisions of SFAS No. 141(R) are effective as of the beginning of the 2009 calendar year. The adoption of SFAS No. 141(R) did not have a material impact on our financial condition, results of operations or cash flows.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” to calendar years beginning January 1, 2009. The scope of the proposed deferral applies to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP FAS 157-2 did not have a material impact on our financial condition, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption, the debt component of such instrument would be recognized by measuring the fair value of a similar liability that does not have an associated equity component. The equity component of such instrument would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability component. The FSP requires accretion of the resultant debt discount (equal to the proceeds allocated to the equity component) over the expected life of the debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP APB 14-1 effective January 1, 2009, and this standard was applied on a retrospective basis. For a full discussion of the impact to the Company’s condensed consolidated financial statements, refer to Note 1 to the March 31, 2009, 10-Q condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends the guidance in SFAS No. 141(R), “Business Combinations,” applicable to assets and liabilities arising from contingencies in a business combination. Under the FSP an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined then the acquirer follows the recognition criteria in SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The provisions of FSP FAS 141(R)-1 were effective as of January 1, 2009. The adoption of FSP FAS 141(R)-1 did not have an impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued proposed FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. The FSP also provides guidance for determining whether a transaction is an orderly one. The FSP indicates if the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability then transactions or quoted prices may not be determinative of fair value. In such a situation further analysis of the transactions or quoted prices is needed and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. The FSP emphasizes that in identifying transactions that are not orderly an entity cannot assume that the observable transaction price is not orderly when the volume and level of activity for the asset or liability have significantly declined. Rather an entity must perform an analysis to determine whether the observable price is representative of a transaction that is not orderly. The FSP amends the disclosure provisions of SFAS No. 157 to require entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value. This requirement was previously limited to annual periods under SFAS No. 157. Further, if an entity changes the valuation technique(s) or related assumptions in measuring fair value the entity is required to qualitatively discuss the changes in valuation technique(s) and related assumptions in both interim and annual financial statements. Entities have alternatives for adopting the FSP including to not early adopt in which case adoption is required no later than periods ending after June 15, 2009 or to early adopt for periods ending after March 15, 2009. We plan to adopt the FSP for periods ending after June 15, 2009. We do not expect the adoption of FSP FAS 157-4 to have a material impact on our financial condition, results of operations or cash flows.

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

As a provider of home oxygen and other respiratory therapy services for the home health care market, we have historically depended heavily on Medicare reimbursement as a result of the high proportion of elderly persons suffering from respiratory disease. Medicare Part B, the Supplementary Medical Insurance Program, provides coverage to eligible beneficiaries for DME, such as oxygen equipment, respiratory assistance devices, continuous positive airway pressure devices, nebulizers and associated inhalation medications, hospital beds and wheelchairs for the home setting. Approximately 68% of our customers have primary coverage under Medicare Part B. There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical equipment and services. Medicare reimbursement is subject to statutory and regulatory changes, retroactive rate adjustments, administrative and executive orders and governmental funding restrictions, all of which could materially decrease payments to us for the services and equipment we provide.

Recent legislation and coverage policy revisions, including the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. MIPPA delayed until 2010 the implementation of a Medicare competitive bidding program for oxygen equipment and certain other DME items that was scheduled to begin on July 1, 2008 and instituted a 9.5% price reduction nationwide for these items as of January 1, 2009. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. DRA provisions negatively impacted reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning in 2007. MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of DME, including oxygen, beginning in 2005, froze payment amounts for other covered DME items through 2007, established a competitive acquisition program for DME and implemented quality standards and accreditation requirements for DME suppliers. These legislative provisions, now and when fully implemented, have had a material adverse effect on our business, financial condition, operating results and cash flows. See “MEDICARE REIMBURSEMENT” for a full discussion of the MIPPA, SCHIP Extension Act, DRA and MMA provisions.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE AND RENTAL OF MEDICARE-COVERED OXYGEN AND DME ITEMS, AND RECENT LEGISLATIVE ACTS IMPOSE SUBSTANTIAL CHANGES IN THE MEDICARE PAYMENT METHODOLOGIES AND REDUCTIONS IN THE MEDICARE PAYMENT AMOUNTS FOR THESE ITEMS.

DRA changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment, limited to 30 minutes of labor, is made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009.

The DRA oxygen provisions and related regulations represent a fundamental change in the Medicare payment system for oxygen. These provisions are complex, and are expected to result in profound changes in the provider-customer relationship for oxygen equipment and related services. The ultimate financial impact to the Company of the oxygen capped rental regulations will be dependent upon a number of variables, including (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of customers receiving reimbursable oxygen contents beyond the 36-month rental period, (iii) the ultimate duration of therapy for customers on service beyond 36 months, (iv) the incidence of customers with equipment deemed to be beyond its useful life that may be eligible for new equipment and therefore a new rental episode, (v) payment amounts and coverage guidelines established by CMS to reimburse suppliers for maintenance of oxygen equipment, and (vi) the extent to which other government and private payors attempt to adopt new oxygen payment rules similar to those now in effect under Medicare. The Company continues to evaluate these factors in order to determine the expected impact of the regulations, which we believe will have a material adverse effect on our revenues, operating income, cash flows and financial position in 2009 and beyond. The Company developed a preliminary estimate of the potential reduction in our revenues and operating income in 2009 resulting from the oxygen capped rental regulations of between $130 million and $145 million. Based on activity through the end of the first quarter of 2009, we do not believe that this estimate needs to be revised at this time. The assumptions used to develop this estimate are highly dependent upon the variables listed above, as well as other factors that we may be unable to anticipate. This estimate may be unreliable and subject to change as more information becomes available to the Company.

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

On July 15, 2008, Congress enacted the MIPPA legislation which contains provisions that reduced Medicare payment rates nationwide for certain DME items, including oxygen equipment, by 9.5% beginning in 2009. In addition to the 9.5% reduction, CMS subjected the monthly payment amount for stationary oxygen equipment to additional cuts of 2.3%, thereby reducing the monthly payment rate from $199.28 in 2008 to $175.79 in 2009. We estimate that these price reductions, in aggregate, will reduce our net revenues and operating income by approximately $110 million in 2009.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED RESPIRATORY MEDICATIONS, AND RECENT LEGISLATION AND MEDICARE POLICY REVISIONS IMPOSED SIGNIFICANT REDUCTIONS IN MEDICARE REIMBURSEMENT FOR SUCH INHALATION DRUGS.

Recently enacted legislation negatively affected Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008 (See “MEDICARE REIMBURSEMENT”). The SCHIP Extension Act required CMS to adjust the average sales price (“ASP”) calculation methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted ASPs based on actual sales volume rather than average sales price. The SCHIP Extension Act also specifically lowered reimbursement for the inhalation drug albuterol. We estimate that these lower payment amounts for inhalation drugs reduced our net revenues and operating income by approximately $22.0 million in the three months ended March 31, 2009 compared with the first fiscal quarter of 2008.We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

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

CMS concluded the bidding process for the first round of MSAs in September 2007. On March 20, 2008, CMS completed the bid evaluation process and announced the payment amounts that would have taken effect in the ten competitive bidding areas beginning July 1, 2008. Contracts to provide products within the competitive bid areas were awarded to selected suppliers, including the Company, and took effect on July 1, 2008. On July 15, 2008, Congress enacted the MIPPA legislation which retroactively delayed the implementation of competitive bidding for up to 18 months and reduced Medicare prices nationwide by 9.5% beginning in 2009 for the product categories, including oxygen, that were initially included in competitive bidding. As a result of the delay, CMS cancelled all contract awards retroactively to June 30, 2008.

On April 18, 2009, the interim final rule (“IFR”) for competitive bidding became effective. The IFR outlines the process for rebidding the first round of competitive bidding in 2009. The bidding will apply to nine of the original ten MSAs in round one and will be expanded to additional MSAs thereafter. A competition for a national mail order competitive bidding program may occur after 2010. It is unclear at this time when contracts would be awarded under the program and the respective effective dates of the contracts. We will continue to monitor developments regarding the implementation of the competitive bidding program. We can not predict the outcome of the competitive bidding program on our business when fully implemented nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding.

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

FUTURE REDUCTIONS IN REIMBURSEMENT RATES FROM PRIVATE PAYORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Payors such as private insurance companies and employers are under pressure to increase profitability and reduce costs. In response, certain payors are limiting coverage or reducing reimbursement rates for the equipment and services we provide. Approximately 25% of our customers and approximately 32% of our primary and secondary payments are derived from private payors. Continued financial pressures on these entities could lead to further reimbursement reductions for our equipment and services that could have a material adverse effect on our financial condition and operating results.

WE DEPEND UPON REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR A SIGNIFICANT MAJORITY OF OUR REVENUES, AND IF WE FAIL TO MANAGE THE COMPLEX AND LENGTHY REIMBURSEMENT PROCESS, OUR BUSINESS AND OPERATING RESULTS COULD SUFFER.

We derive a significant majority of our revenues from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Approximately 48% of our revenues are derived from Medicare, 32% from private insurance carriers, 13% from Medicaid and the balance directly from individual customers and commercial entities.

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

Our revolving credit facility is subject to changing LIBOR-based interest rates. At March 31, 2009, we had no outstanding borrowings under the credit facility.

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

(b) Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Securities and Exchange Act of 1934, as amended) occurred during the fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is subject to a five-year corporate integrity agreement with the Office of Inspector General that began in May 2006. Violations of the corporate integrity agreement can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, the Company repurchased approximately 4.5 million shares of its common stock in the open market.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
January 1, 2009 to January 31, 2009	0	$0.00	0	$361,317,000
February 1, 2009 to February 28, 2009	1,730,000	24.39	1,730,000	$339,934,000
March 1, 2009 to March 31, 2009	2,770,000	20.94	2,770,000	$277,144,000

Total	4,500,000	$22.27	4,500,000

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. As of March 31, 2009, $277.1 million of common stock was eligible for repurchase in accordance with the plan’s formula.

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

May 6, 2009

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