Form 10-Q
period 2009-06-30
LINCARE HOLDINGS INC
filed 2009-08-05
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2009

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

(727) 530-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). (Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $0.01 par value	67,859,847

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
		(As adjusted Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$5,901	$72,651
Short-term investments	59,900	0
Accounts receivable, net	178,711	176,797
Income tax receivable	3,327	2,863
Inventories	7,745	9,468
Prepaid and other current assets	2,830	3,057
Deferred income taxes	22,177	22,286

Total current assets	280,591	287,122

Property and equipment, net	350,367	347,860
Long-term investments	0	60,400
Goodwill	1,243,294	1,232,178
Other	10,531	11,249

Total assets	$1,884,783	$1,938,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of long-term obligations	$6,639	$6,902
Accounts payable	54,417	60,472
Accrued expenses:
Compensation and benefits	28,679	27,989
Liability insurance	18,267	17,895
Other current liabilities	48,452	54,484

Total current liabilities	156,454	167,742

Long-term obligations, net, excluding current installments	468,299	454,045
Deferred income taxes and other taxes	312,167	288,696

Total liabilities	936,920	910,483

Commitments and contingencies:
Stockholders’ equity:
Common stock	678	744
Additional paid-in capital	570,342	560,444
Retained earnings	376,843	467,138

Total stockholders’ equity	947,863	1,028,326

Total liabilities and stockholders’ equity	$1,884,783	$1,938,809

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
		(As adjusted Note 1)		(As adjusted Note 1)
Net revenues	$380,359	$428,391	$752,033	$843,811

Costs and expenses:
Cost of goods and services	105,484	109,806	208,064	207,393
Operating expenses	96,745	97,656	193,842	193,934
Selling, general and administrative expenses	79,716	79,348	165,270	161,543
Bad debt expense	5,705	6,426	11,280	12,657
Depreciation and amortization expense	29,996	30,039	59,050	59,603

	317,646	323,275	637,506	635,130

Operating income	62,713	105,116	114,527	208,681

Other income (expense):
Interest income	182	1,715	578	3,773
Interest expense	(8,714)	(10,738)	(17,333)	(21,446)

	(8,532)	(9,023)	(16,755)	(17,673)

Income before income taxes	54,181	96,093	97,772	191,008
Income tax expense	20,708	35,963	38,315	72,636

Net income	$33,473	$60,130	$59,457	$118,372

Basic earnings per common share	$0.49	$0.83	$0.85	$1.62

Diluted earnings per common share	$0.49	$0.79	$0.85	$1.55

Weighted average number of common shares outstanding	67,701	72,842	69,876	72,851

Weighted average number of common shares and common share equivalents outstanding	68,097	77,315	70,192	77,846

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Six Months Ended
	June 30, 2009	June 30, 2008
		(As adjusted Note 1)
Cash flows from operating activities:
Net income	$59,457	$118,372
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	11,280	12,657
Depreciation and amortization expense	59,050	59,603
Net loss (gain) on disposal of property and equipment	(10)	(21)
Amortization of debt issuance costs	885	1,516
Amortization of discount on bonds payable	8,472	7,900
Stock-based compensation expense	14,945	8,169
Deferred income taxes	19,680	3,288
Excess tax benefit from stock-based compensation	0	(19)
Change in assets and liabilities net of effects of acquired businesses:
Increase in accounts receivable	(13,183)	(40,678)
Decrease (increase) in inventories	1,723	(978)
Decrease in prepaid and other assets	146	1,502
Decrease in accounts payable	(6,590)	(2,655)
(Decrease) increase in accrued expenses	(6,340)	6,959
(Decrease) increase in income taxes payable	(450)	18,259

Net cash provided by operating activities	149,065	193,874

Cash flows from investing activities:
Proceeds from sale of property and equipment	56	29
Capital expenditures	(60,866)	(61,430)
Purchases of investments	0	(31,450)
Sales and maturities of investments	500	35,250
Business acquisitions, net of cash acquired and purchase price adjustments	(4,950)	(4,800)

Net cash used in investing activities	(65,260)	(62,401)

Cash flows from financing activities:
Proceeds from issuance of debt	20,000	165,000
Payments of principal on debt	(20,912)	(285,768)
Payments of debt issuance costs	0	(128)
Proceeds from exercise of stock options and issuance of common shares	633	950
Excess tax benefit from stock-based compensation	0	19
Payments to acquire treasury stock	(150,276)	(35,211)

Net cash used in financing activities	(150,555)	(155,138)

Net decrease in cash and cash equivalents	(66,750)	(23,665)
Cash and cash equivalents, beginning of period	72,651	51,707

Cash and cash equivalents, end of period	$5,901	$28,042

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,584	$11,881

Cash paid for income taxes	$20,587	$50,540

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. It is at least reasonably possible that a change in those estimates will occur in the near term. The Company evaluated subsequent events after the balance sheet date of June 30, 2009 through the financial statement issuance date of August 5, 2009.

Investments: At June 30, 2009, the Company held $55.9 million of auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. Under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investments are classified as trading securities and are carried at fair value, with any realized and unrealized gains and losses included in other income and expense.

At June 30, 2009, the Company held a $4.0 million put option from UBS Financial Services, Inc. Under the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” the put option is carried at fair value, with any realized and unrealized gains and losses included in other income and expense.

Financial Instruments: The Company believes the book value of its cash equivalents, short-term and long-term investments, accounts receivable, income taxes receivable, accounts payable, accrued expenses, deferred acquisition obligations and borrowings, if any, under its revolving credit agreement approximate fair value. The Company utilizes Level 3 fair value measurements to value its short-term and long-term investments due to the lack of significant observable valuation inputs (see Note 3, Investments). The fair value of the Company’s 2.75% Series A Debentures due 2037 and 2.75% Series B Debentures due 2037 are estimated based on several standard market variables including the Company’s stock price, yield to put/call through conversion and yield to maturity. The estimated fair values of the Series A and Series B Debentures at June 30, 2009 were $231,605,000 and $210,375,000, respectively, and $230,802,000 and $213,309,250 respectively, at December 31, 2008. The book value of these debentures are reported pursuant to the guidance in FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (see Note 7, Long-Term Obligations).

Concentration of Credit Risk: The Company’s revenues are generated through locations in 48 states. The Company generally does not require collateral or other security in extending credit to customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which aggregated approximately 60% of net revenues for the six months ended June 30, 2009 and 2008. The exclusion of the Company from participating in federally funded programs would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that the Company’s estimates could change, which could have a material impact on the Company’s results of operations and cash flows.

Sales and Certain Other Taxes: In its consolidated financial statements, the Company accounts for taxes imposed on revenue-producing transactions by government authorities on a net basis, and accordingly, excludes such taxes from net revenues. Such taxes include, but are not limited to sales, use, privilege and excise taxes.

Cost of Goods and Services: Cost of goods and services includes the cost of equipment (excluding depreciation of $21.5 million and $42.2 million for the three and six-month periods in 2009 and $21.1 million and $41.8 million for the three and six-month periods in 2008, respectively), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $12.8 million and $25.3 million for the three and six-month periods ended June 30, 2009, respectively. For the three and six-month periods of 2008, such costs amounted to $12.8 million and $25.6 million, respectively. Included in cost of goods and services in the three and six-month periods ended June 30, 2009 are salary and related expenses of pharmacists and pharmacy technicians of approximately $3.2 million and $5.7 million, respectively. Such salary and related expenses for the three and six-month periods ended June 30, 2008, were $3.0 million and $5.7 million, respectively.

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

Operating Expenses (in thousands)	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Salary and related	$64,395	$61,653	$128,497	$123,403
Facilities	14,305	14,099	29,365	28,652
Vehicles	10,748	13,827	20,565	25,769
General supplies/miscellaneous	7,297	8,077	15,415	16,110

Total	$96,745	$97,656	$193,842	$193,934

Included in operating expenses during the three and six months ended June 30, 2009 are salary and related expenses for Service Reps in the amount of $27.7 million and $52.2 million, respectively. Such salary and related expenses for the three and six months ended June 30, 2008 were $28.7 million and $53.9 million, respectively.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and six months ended June 30, 2009 are salary and related expenses of $62.1 million and $129.8 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and six months ended June 30, 2009 of $17.5 million and $32.4 million, respectively. Included in SG&A during the three and six months ended June 30, 2008 are salary and related expenses of $58.6 million and $117.7 million,

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $17.7 million and $33.0 million, respectively. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Change in Accounting Principle: In May 2008, the Financial Accounting Standards Board (“FASB”) issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption, the debt component of such instrument would be recognized by measuring the fair value of a similar liability that does not have an associated equity component. The equity component of such instrument would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability component. The FSP requires accretion of the resultant debt discount (equal to the proceeds allocated to the equity component) over the expected life of the debt. FSP APB 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP APB 14-1 effective January 1, 2009 and the FSP was applied on a retrospective basis to October 31, 2007, the issuance date of the convertible debt, in accordance with the requirements of the FSP. Refer to Note 7 to the consolidated financial statements for the fiscal year ended December 31, 2008, for further discussion of the implementation of FSP APB 14-1 and the convertible debentures to which the FSP applies.

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

The following table details the retrospective application impact on previously reported amounts:

CONSOLIDATED BALANCE SHEETS:
	December 31, 2008
	As reported	As adjusted
	(In thousands)
Other assets, noncurrent	$12,980	$11,249
Long-term obligations, excluding current installments	550,013	454,045
Deferred income taxes and other taxes	253,267	288,696
Additional paid-in capital	490,109	560,444
Retained earnings	478,665	467,138

CONSOLIDATED STATEMENT OF OPERATIONS:

	For the three months ended		For the six months ended
	June 30, 2008 As reported	June 30, 2008 As adjusted	June 30, 2008 As reported	June 30, 2008 As adjusted
	(In thousands, except per share data)
Interest expense	$6,842	$10,738	$13,724	$21,446
Income before income taxes	99,989	96,093	198,730	191,008
Income tax expense	37,396	35,963	75,477	72,636
Net income	62,593	60,130	123,253	118,372
Basic – earnings per common share	0.86	0.83	1.69	1.62
Diluted – earnings per common share	0.82	0.79	1.61	1.55

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash flows from operating activities were not impacted by the retrospective application of FSP APB 14-1.

(2)	Fair Value Measurements

Under SFAS No. 157, “Fair Value Measurements,” fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. “the exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. A hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The Company utilizes Level 3 fair value measurements to value its investments in auction rate securities (“ARS”) consisting of securities collateralized by student loans, a related put option (see Note 3, Investments) and acquisition-related contingent consideration.

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

SFAS No. 157 requires that the valuation techniques used by the Company must be consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach. The Company’s Level 3 valuations of auction rate securities and acquisition-related contingent consideration are based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on the Company’s estimates and assumptions. Inputs include current coupon rates and expected maturity dates. The Company valued the UBS Put Option using a discounted cash flow approach that takes into account certain estimates for interest rates and the timing and amount of expected future cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three months ended June 30, 2009, the Company recognized a $1.1 million unrealized loss on the ARS recorded to other expense, and recorded a corresponding decrease to short-term investments. This was offset by recognizing a $1.1 million unrealized gain on the UBS Put Option recorded to other income, and recorded a corresponding increase to short-term investments.

During the six months ended June 30, 2009, the Company recognized a $6.8 million unrealized gain on the ARS recorded to other income, and recorded a corresponding increase to short-term investments. This was offset by recognizing a $6.8 million unrealized loss on the UBS Put Option recorded to other expense, and recorded a corresponding decrease to short-term investments.

The following table presents the valuation of the Company’s financial assets and liabilities as of June 30, 2009, measured at fair value on a recurring basis by the input levels prescribed by SFAS No. 157:

	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Short-term investments – trading securities	$55,900	$55,900
Short-term investments – UBS Put Option	4,000	4,000

Total	$59,900	$59,900

	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$6,070	$6,070

Total	$6,070	$6,070

The following table presents the changes in the Company’s financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Significant Unobservable Inputs (Level 3)
	(In thousands)
	Assets	Liabilities
Balance on December 31, 2008	$60,400	$0
Unrealized gain – ARS	6,800	0
Unrealized loss – UBS Put Option	(6,800)	0
Redemptions at par	(500)	0
Contingent consideration	0	6,070

Balance on June 30, 2009	$59,900	$6,070

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Investments

At June 30, 2009, the Company held $55.9 million of auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. Under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investments are classified as trading securities and are carried at fair value, with any realized and unrealized gains and losses included in other income and expense.

All of the auction rate securities held as of June 30, 2009, are secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. The auction rate securities held by the Company are senior obligations under the applicable indentures authorizing the issuance of such securities. Recent turmoil in the credit markets has resulted in widespread failures to attract demand for such securities at the periodic auction dates occurring subsequent to December 31, 2007. As of June 30, 2009, all of the securities held by the Company continued to experience auction failures, resulting in the Company continuing to hold such securities.

The auction rate securities owned by the Company were purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), and are held by UBS for the benefit of the Company. On August 8, 2008, UBS announced a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other state regulatory agencies to restore liquidity to remaining clients who hold auction rate securities. In November 2008, the Company accepted an offer (the “UBS Put Option”) from UBS to sell to it at par value all of the Company’s remaining auction rate securities in accordance with the terms of the settlement agreement. Under the settlement agreement, the Company will be able to redeem all of its auction rate securities at par during a two-year time period beginning June 30, 2010, while UBS may purchase all or some of the auction rate securities at par from the Company at any time through July 2, 2012. The Company elected to measure the UBS Put Option under the fair value option of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” using a discounted cash flow approach that takes into account certain estimates for interest rates and the timing and amount of expected future cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. The Company anticipates that any future changes in the fair value of the UBS Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the consolidated statements of operations. The fair value option enables some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently without applying the complex hedge accounting requirements under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to achieve similar results. The UBS Put Option will continue to be measured at fair value until the earlier of its maturity or exercise, with any realized and unrealized gains and losses included in other income and expense. At June 30, 2009, the estimated fair value of the UBS Put Option was $4.0 million.

As a result of the Company’s put rights associated with the UBS Put Option becoming effective within one year of the June 30, 2009 balance sheet reporting date, the Company reclassified its investments in ARS (and the related put option) from long-term investments to short-term investments.

During the three months ended June 30, 2009, the Company recognized a $1.1 million unrealized loss on the ARS recorded to other expense, and recorded a corresponding decrease to short-term investments. This was offset by recognizing a $1.1 million unrealized gain on the UBS Put Option recorded to other income, and recorded a corresponding increase to short-term investments.

During the six months ended June 30, 2009, the Company recognized a $6.8 million unrealized gain on the ARS recorded to other income, and recorded a corresponding increase to short-term investments. This was offset by recognizing a $6.8 million unrealized loss on the UBS Put Option recorded to other expense, and recorded a corresponding decrease to short-term investments.

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

During the six-month period ended June 30, 2009, the Company acquired certain assets of one company. During the six-month period ended June 30, 2008, the Company also acquired certain assets of one company.

The acquisition date fair value of the total consideration transferred for the 2009 acquisition was $11.6 million, which consisted of the following:

(In thousands)
Cash	$4,950
Contingent consideration	6,070
Deferred acquisition obligations	550
Assumption of liabilities	34

$11,604

The following table summarizes the estimated fair values of the assets acquired at the acquisition date for the 2009 acquisition:

(In thousands)
Current assets	$12
Property and equipment	36
Intangible assets	250
Goodwill	11,306

$11,604

The results of the 2009 acquisition have been included in the Company’s financial statements from the acquisition date forward and were immaterial for the first six months of 2009. Pro forma information for the comparable period of 2008 would not be materially different from amounts reported.

Note 5. Accounts Receivable, Net

Accounts receivable, net at June 30, 2009 and December 31, 2008 consist of:

	June 30, 2009	December 31, 2008
	(In thousands)
Trade accounts receivable	$219,416	$223,868
Less allowance for sales adjustments and uncollectible accounts	(40,705)	(47,071)

Accounts receivable, net	$178,711	$176,797

Note 6. Property and Equipment, Net

Property and equipment, net at June 30, 2009 and December 31, 2008 consist of:

	June 30, 2009	December 31, 2008
	(In thousands)
Property and equipment at cost	$1,048,029	$1,002,503
Less accumulated depreciation	(697,662)	(654,643)

Property and equipment, net	$350,367	$347,860

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Long-Term Obligations

Long-term obligations at June 30, 2009 and December 31, 2008 consist of:

	June 30, 2009	December 31, 2008
	(In thousands)
		(As adjusted Note 1)
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2012	$275,000	$275,000
Original issue discount	(33,347)	(37,728)
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2014	275,000	275,000
Original issue discount	(54,148)	(58,240)
Capital lease obligations due through 2010	88	163
Unsecured, deferred acquisition obligations net of imputed interest, payable in various installments through 2011	12,345	6,752

Total long-term obligations	474,938	460,947
Less: current installments	6,639	6,902

Long-term debt, excluding current installments	$468,299	$454,045

The Company’s current revolving credit agreement with several lenders and Bank of America N.A., as agent, dated December 1, 2006, permits the Company to borrow amounts up to $390.0 million under a five-year revolving credit facility. The revolving credit facility contains a $60.0 million letter of credit sub-facility, which reduces the principal amount available under the facility by the amount of outstanding letters of credit on the sub-facility. As of June 30, 2009 and December 31, 2008, no borrowings were outstanding under the credit facility and $27.0 million in standby letters of credit were issued as of those dates. The revolving credit agreement has a maturity date of December 1, 2011. Upon entering into the credit agreement, origination and other upfront fees and expenses of $1.0 million were paid and are being amortized over five years. In addition to the upfront fees, the Company pays an annual administration agency fee along with a quarterly facility fee. The facility fee is based on the Company’s consolidated leverage ratio and ranges between 0.10% and 0.175% annually. The leverage ratio is calculated each quarter to determine the applicable interest rate on revolving loans, the letter of credit fee and the facility fee for the following quarter. The revolving credit agreement contains several financial and other negative and affirmative covenants customary in such agreements and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. The financial covenants in the Company’s credit agreement include interest coverage and leverage ratios, as defined in the agreement. The Company’s credit agreement requires compliance with all covenants set forth in the agreement and the Company was in compliance with all covenants as of June 30, 2009 and December 31, 2008. The credit agreement defines the occurrence of certain specified events as events of default which, if not waived by or cured to the satisfaction of the requisite lenders, allow the lenders to take actions against the Company, including termination of commitments under the agreement, acceleration of any unpaid principal and accrued interest in respect of outstanding borrowings, payment of additional cash collateral to be held in escrow for the benefit of the lenders and enforcement of any and all rights and interests created and existing under the credit agreement. Under certain conditions, an event of default may result in an increase in the interest rate (the “Default Rate”) payable by the Company on loans outstanding under the credit facility. The Default Rate is equal to the interest rate (including any applicable percentage as set forth in the agreement) otherwise applicable to such loans plus 2% per annum. In the case of a bankruptcy event (as defined in the credit agreement), all commitments automatically terminate and all amounts outstanding under the credit facility become immediately due and payable.

On October 31, 2007, the Company completed the sale of $275.0 million principal amount of convertible senior debentures due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount of convertible senior

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company has estimated the fair value of the liability components of the Series Debentures by calculating the present value of the cash flows of similar liabilities without associated equity components. In performing those calculations, the Company estimated that instruments similar to the Series A and B Debentures without a conversion feature as of the date of issuance would have had 7.0% and 7.4% rates of return (respectively) and expected lives of five and seven years (respectively). These estimated rates of return were based on the Company’s nonconvertible debt borrowing rate at the time of issuance and the expected lives were based on the holder’s put option features embedded in the notes. The initial proceeds from the instruments exceeded the estimated fair value of the liability components, and as a result, upon adoption of FSP APB 14-1, the Company reclassified $47.4 million and $67.2 million, respectively, of the carrying value of the Series A and B convertible debentures to equity as of the October 31, 2007 issuance date. These amounts represent the equity components of the proceeds from the debentures. The Company also recognized debt discounts equal to the equity components which will be accreted to interest expense over the respective 5 and 7-year terms of the first put option dates specified in the indentures underlying the debentures. The accreted interest plus the cash interest payments based on the stated coupon rates results in interest cost being recognized in the income statement that reflect the interest rates on similar instruments without a conversion feature.

The debt and equity components recognized for our Series A and Series B convertible debentures were as follows (in thousands):

	June 30, 2009		December 31, 2008
	Series A	Series B	Series A	Series B
Principal amount of convertible debentures	$275,000	$275,000	$275,000	$275,000
Unamortized discount	33,347	54,148	37,728	58,240
Net carrying amount	241,653	220,852	237,272	216,760
Additional paid-in capital	29,065	41,238	29,065	41,238

At June 30, 2009, the remaining period over which the discount on the liability components will be amortized is 40 months and 64 months for the Series A and Series B convertible debentures, respectively.

The amount of interest expense recognized for the three months ended June 30, 2009 and 2008 was as follows (in thousands):

	June 30, 2009		June 30, 2008
	Series A	Series B	Series A	Series B
Contractual coupon interest	$1,891	$1,891	$1,891	$1,891
Amortization of discount on convertible debentures	2,209	2,064	2,063	1,921

Interest expense	$4,100	$3,955	$3,954	$3,812

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The amount of interest expense recognized for the six months ended June 30, 2009 and 2008 was as follows (in thousands):

	June 30, 2009		June 30, 2008
	Series A	Series B	Series A	Series B
Contractual coupon interest	$3,781	$3,781	$3,781	$3,781
Amortization of discount on convertible debentures	4,381	4,092	4,093	3,808

Interest expense	$8,162	$7,873	$7,874	$7,589

In June 2003, the Company completed the sale of $275.0 million aggregate principal amount of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) in a private placement. The Debentures were convertible into shares of our common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. Interest on the Debentures was payable at the rate of 3.0% per annum. On June 15, 2008, the Company redeemed all of the outstanding Debentures at par pursuant to a notice of redemption.

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

Note 9. Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the Company’s earnings, including securities that may be issued upon conversion of convertible debentures and exercise of outstanding stock options. When the exercise of stock options or the inclusion of awards would be anti-dilutive, they are excluded from the earnings per common share calculation. For the three and six months ended June 30, 2009, the number of excluded shares underlying anti-dilutive stock options and awards was 6,971,054 and 7,606,463, respectively. For the three and six months ended June 30, 2008, the number of excluded shares underlying anti-dilutive stock options and awards was 8,100,166 and 7,201,166, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2009	2008		2009	2008
	(In thousands, except per share data)
		(As adjusted Note 1)			(As adjusted Note 1)
Numerator:
Basic – Income available to common stockholders.	$33,473	$60,130		$59,457	$118,372
Adjustment for assumed dilution:
Interest on convertible debt, net of tax	0	1,076	(1)	0	2,343	(1)

Diluted – Income available to common stockholders and holders of dilutive securities	$33,473	$61,206		$59,457	$120,715

Denominator:
Weighted average shares	67,701	72,842		69,876	72,851
Effect of dilutive securities:
Incremental shares under stock compensation plans	396	167		316	263
Incremental shares from assumed conversion of convertible debt	0	4,306		0	4,732

Adjusted weighted average shares	68,097	77,315		70,192	77,846

Per share amount:
Basic	$0.49	$0.83		$0.85	$1.62

Diluted	$0.49	$0.79	(1)	$0.85	$1.55	(1)

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s 3.0% Convertible Senior Debentures due 2033 (see “Liquidity and Capital Resources”) in accordance with EITF No. 04-8. The debentures were redeemed in full on June 15, 2008, pursuant to a notice of redemption.

Note 10. Stock-Based Compensation

For the three months ended June 30, 2009 and 2008, the Company recognized total stock-based compensation expenses of $4.5 million and $4.2 million, respectively, as well as related tax benefits of $1.1 million and $1.4 million, respectively. For the six months ended June 30, 2009 and 2008, the Company recognized total stock-based compensation expenses of $14.9 million and $8.2 million, respectively, as well as related tax benefits of $4.4 million and $2.9 million, respectively. Substantially all stock-based compensation costs are classified within selling, general and administrative expenses on the accompanying condensed consolidated statements of operations.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options

Stock option activity for the six months ended June 30, 2009 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	8,324,266	$34.68
Options granted in 2009	0	—
Exercised in 2009	0	—
Cancelled in 2009	(1,910,196)	33.88

Outstanding at June 30, 2009	6,414,070	$34.92	2.93	$0

Exercisable at June 30, 2009	5,885,681	$34.30	2.82	$0

Vested or expected to vest in the future as of June 30, 2009	6,397,204	$34.90	2.93	$0

Stock options outstanding at June 30, 2009, were 6,414,070. Of the stock options outstanding at June 30, 2009, options for 5,885,681 shares were exercisable and options for 528,389 shares were unvested. Of the total stock options outstanding at June 30, 2009, 6,397,204 were vested or expected to vest in the future, net of expected cancellations and forfeitures of 16,866. The intrinsic value of options exercised during the six months ended June 30, 2009 and 2008, amounted to $0.0 million and $0.1 million, respectively.

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

As of June 30, 2009, the total remaining unrecognized compensation cost related to unvested stock options amounted to $0.9 million, which will be amortized over the weighted-average remaining requisite service period of 0.6 years.

Restricted Stock

The following table summarizes information about restricted stock activity for the six months ended June 30, 2009:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at December 31, 2008	911,850	$33.72
Granted	0	—
Vested	0	—
Forfeited	(7,300)	39.02

Unvested at June 30, 2009	904,550	$33.67

As of June 30, 2009, the total remaining unrecognized compensation cost related to restricted stock amounted to $12.1 million, which will be amortized over the weighted-average remaining requisite service period of 1.3 years.

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

The Company’s comprehensive income is the same as reported net income for the three and six-month periods ended June 30, 2009 and 2008.

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

The SCHIP Extension Act, which became law on December 29, 2007, required the Centers for Medicare and Medicaid Services (“CMS”) to adjust the methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted average selling prices (“ASP”) based on actual sales volumes rather than average sales prices. The SCHIP Extension Act also specifically lowered reimbursement for the inhalation drug albuterol. We estimate that these lower payment amounts for inhalation drugs reduced our net revenues by approximately $7.7 million and $29.7 million, respectively, in the three and six months ended June 30, 2009 compared with the comparable prior year periods. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

On February 1, 2006, Congress passed the DRA legislation which changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment, limited to 30 minutes of labor, is made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009.

The ultimate financial impact to the Company of the oxygen capped rental regulations will be dependent upon a number of variables, including (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of customers receiving reimbursable oxygen contents beyond the 36-month rental period, (iii) the ultimate duration of therapy for customers on service beyond 36 months, (iv) the incidence of customers with equipment deemed to be beyond its useful life that may be eligible for new equipment and therefore a new rental period, (v) payment amounts and coverage guidelines established by CMS to reimburse suppliers for maintenance of oxygen equipment, and (vi) the extent to which other government and private payors attempt to adopt new oxygen payment rules similar to those now in effect under Medicare. We continue to evaluate these factors in order to determine the expected impact of the regulations, which we believe will have a material adverse effect on our revenues, operating income, cash flows and financial position in 2009 and beyond. We have developed a preliminary estimate of the potential reduction in our revenues and operating income in 2009 resulting from the oxygen capped rental regulations of between $130 million and $145 million. Based on activity through the first half of 2009, we do not believe that this estimate needs to be revised at this time. The assumptions used to develop this estimate are highly dependent upon the variables listed above, as well as other factors that we may be unable to anticipate. This estimate may be unreliable and subject to change as more information becomes available to the Company.

DRA also changed the reimbursement methodology for items of DME in the capped rental payment category, including such items as continuous positive airway pressure (“CPAP”) devices, certain respiratory assist devices, nebulizers, hospital beds and wheelchairs. For such items of DME, payment may not extend over a period of continuous use of longer than 13 months. On the first day that begins after the 13th continuous month during which payment is made for the item, the supplier must transfer title of the item to the beneficiary. Additional payments for maintenance and service of the item are made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The DME capped rental provisions contained in DRA applied to items furnished for which the first rental month occurred on or after January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was February 2007.

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

Operating Results

The following table sets forth for the periods indicated a summary of the Company’s net revenues by product category:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Oxygen and other respiratory therapy	$343,183	$393,877	$679,525	$776,597
Home medical equipment and other	37,176	34,514	72,508	67,214

Total	$380,359	$428,391	$752,033	$843,811

Net revenues for the three months ended June 30, 2009, decreased by $48.0 million (or 11.2%), compared with the three months ended June 30, 2008, and for the six months ended June 30, 2009, decreased by $91.8 million (or 10.9%) compared with the six months ended June 30, 2008. The Company estimates that the 11.2% decrease in net revenues in the three-month period of 2009 was comprised of approximately 9.9% internal and acquisition growth offset by approximately 17.0% negative impact from Medicare price reductions taking effect in 2009 (see “Medicare Reimbursement”) and by approximately 4.1% negative impact due to a one-time acceleration of $18.9 million of drug shipments in the second quarter of 2008. The Company estimates that the 10.9% decrease in net revenues in the six-month period of 2009 was comprised of approximately 9.9% internal and acquisition growth offset by approximately 18.7% negative impact from Medicare price reductions taking effect in 2009 and by approximately 2.0% negative impact due to a one-time acceleration of $18.9 million of drug shipments in the second quarter of 2008. The internal growth in net revenues is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions.

The contribution of oxygen and other respiratory therapy products to our net revenues was 90.2% and 90.4%, respectively, during the three and six months ended June 30, 2009. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of goods and services, as a percentage of net revenues, was 27.7%, for the three and six months ended June 30, 2009, compared with 25.6% and 24.6% for the comparable prior year periods. Cost of goods and services for the three months ended June 30, 2009, decreased $4.3 million, or 3.9%, when compared with the prior year period. The decrease in cost of goods and services in the second quarter of 2009 compared with the comparable prior year period is a result of a dramatic increase in drug purchasing costs in the second quarter of 2008 caused by a higher prevalence of 90-day pharmacy orders from customers concerned about potential elimination of Medicare coverage for certain respiratory medications. Cost of goods and services for the six months ended June 30, 2009, increased $0.7 million, or 0.3%, when compared with the prior year period. The increase in cost of goods and services in the first six months of 2009 is attributable to an increase in the number of oxygen customers served and higher volumes in our inhalation drug and sleep therapy product lines.

Cost of goods and services for the three and six-month periods includes the cost of equipment (excluding depreciation of $21.5 million and $42.2 million in 2009 and $21.1 million and $41.8 million in 2008, respectively), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $12.8 million and $25.3 million for the three and six-month periods of 2009, respectively, and approximately $12.8 million and $25.6 million for the three and six-month periods of 2008, respectively. Included in cost of goods and services in the three and six months ended June 30, 2009 are salary and related expenses of pharmacists and pharmacy technicians of $3.2 million and $5.7 million, respectively. Such salary and related expenses for the three and six months ended June 30, 2008, were $3.0 million and $5.7 million, respectively.

Operating expenses, as a percentage of net revenues, were 25.4% and 25.8%, respectively, for the three and six months ended June 30, 2009, compared with 22.8% and 23.0% respectively, for the comparable prior year periods.

Operating expenses for the three and six months ended June 30, 2009, decreased by $0.9 million, or 0.9%, and $0.1 million, or 0.1%, respectively, over the prior year periods. Contributing to the containment of growth in operating expenses during the first six months of 2009 were lower fuel and other vehicle related expenses, lower purchases of supply items and controls over salary and related expenses.

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

Operating Expenses (in thousands)	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Salary and related	$64,395	$61,653	$128,497	$123,403
Facilities	14,305	14,099	29,365	28,652
Vehicles	10,748	13,827	20,565	25,769
General supplies/miscellaneous	7,297	8,077	15,415	16,110

Total	$96,745	$97,656	$193,842	$193,934

Included in operating expenses during the three and six months ended June 30, 2009 are salary and related expenses for Service Reps in the amount of $27.7 million and $52.2 million, respectively. Such salary and related expenses for the three and six months ended June 30, 2008 were $28.7 million and $53.9 million, respectively.

Selling, general and administrative (“SG&A”) expenses, as a percentage of net revenues, were 21.0% and 22.0%, respectively, for the three and six months ended June 30, 2009, compared with 18.5% and 19.1% for the comparable prior year periods. SG&A expenses for the three months ended June 30, 2009 increased by $0.4 million, or 0.5%, compared to the prior year period. SG&A expenses for the six months ended June 30, 2009 increased by $3.7 million, or 2.3% over the prior year period. Contributing to the increase in SG&A expenses in 2009 were $4.7 million of stock option compensation expense attributable to the surrender and cancellation in the first quarter of 2009 of approximately 1.1 million unvested, out-of-the money stock options held by our executive officers, directors and certain other employees for no compensation in return. The $4.7 million charge represents acceleration of future non-cash compensation expense recognized during the period.

SG&A expenses include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and six months ended June 30, 2009 are salary and related expenses of $62.1 million and $129.9 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $17.5 million and $32.4 million during the respective periods. Included in SG&A during the three and six months ended June 30, 2008 are salary and related expenses of $58.6 million and $117.7 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $17.7 million and $33.0 million during the respective periods. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Included in depreciation and amortization expense in the three and six months ended June 30, 2009 is depreciation of patient service equipment of $21.5 million and $42.2 million, respectively, and depreciation of other property and equipment of $8.4 million and $16.7 million, respectively. Included in depreciation and amortization expense in the three and six months ended June 30, 2008 is depreciation of patient service equipment of $21.1 million and $41.8 million, respectively, and depreciation of other property and equipment of $8.9 million and $17.7 million, respectively.

Operating income for the three and six months ended June 30, 2009, was $62.7 million (16.5% of net revenues) and $114.5 million (15.2% of net revenues), respectively, compared with $105.1 million (24.5% of net revenues) and $208.7 million (24.7% of net revenues), respectively, for the comparable prior year periods. The decrease in operating income in 2009 is attributed to the dramatic reduction in Medicare reimbursement for the Company’s primary product lines that took effect this year (see “Medicare Reimbursement”).

Liquidity and Capital Resources

Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operating costs, capital expenditures, acquisitions, debt service and share repurchases.

Net cash provided by operating activities decreased by 23.1% to $149.1 million for the six months ended June 30, 2009, compared with $193.9 million for the six months ended June 30, 2008. Net cash used in investing and financing activities was $215.8 million for the six months ended June 30, 2009. Investing and financing activities during the six-month period ended June 30, 2009 included our net investment in property and equipment of $60.8 million, $4.9 million of business acquisition expenditures, payments of principal on debt of $20.9 million and repurchases of our common stock of $150.3 million, and proceeds of $0.5 million from the sale of investments, $20.0 million from the issuance of debt and $0.6 million in proceeds from the exercise of stock options.

As of June 30, 2009, our principal sources of liquidity consisted of approximately $5.9 million of cash and cash equivalents and $363.0 million available under our revolving credit agreement. The revolving credit agreement, dated December 1, 2006, makes available to us up to $390.0 million over a five-year period, subject to certain terms and conditions set forth in the agreement. As of June 30, 2009, there were $27.0 million of standby letters of credit issued under the credit facility.

At June 30, 2009, the Company held $55.9 million of auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. Under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investments are classified as trading securities and are carried at fair value, with any realized and unrealized gains and losses included in other income and expense.

The auction rate securities owned by the Company were purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), and are held by UBS for the benefit of the Company. On August 8, 2008, UBS announced a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other state regulatory agencies to restore liquidity to remaining clients who hold auction rate securities. In November 2008, the Company accepted an offer (the “UBS Put Option”) from UBS to sell to it at par value all of the Company’s remaining auction rate securities in accordance with the terms of the settlement agreement. Under the settlement agreement, the Company will be able to redeem all of its auction rate securities at par during a two-year time period beginning June 30, 2010, while UBS may purchase all or some of the auction rate securities at par from the Company at any time through July 2, 2012. At June 30, 2009, the estimated fair value of the UBS Put Option was $4.0 million.

During the second quarter of 2009, the Company reclassified all of its investments in auction rate securities from long-term to short-term investments due to the put rights associated with the UBS Put Option becoming effective within one year of the June 30, 2009 balance sheet date. All of the auction rate securities held as of June 30, 2009, are secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. The auction rate securities held by the Company are senior obligations under the applicable indentures authorizing the issuance of such securities. Recent turmoil in the credit markets has resulted in widespread failures to attract demand for such securities at the periodic auction dates occurring subsequent to December 31, 2007. As of June 30, 2009, all of the securities held by the Company continued to experience auction failures, resulting in our continuing to hold such securities. The Company received partial redemptions of these securities, at par, in the amount of $0.5 million in February 2009 and $0.5 million in July 2009.

We will continue to monitor credit market conditions to assess the liquidity of our investments and access to external sources of capital. Due to our ability to access our cash and cash equivalents, amounts available under our revolving credit facility, and our expected operating cash flows, we believe that we have adequate liquidity available to meet our obligations.

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. During the six months ended June 30, 2009, the Company repurchased and retired 6,621,264 shares for $150.3 million pursuant to the repurchase plan. As of June 30, 2009, $268.9 million of the Company’s common stock was eligible for repurchase in accordance with the plan’s formula.

On October 31, 2007, we completed the sale of $275.0 million principal amount of convertible senior debentures, due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and are convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of our common stock or in a combination of cash and shares of common stock, at our option. The initial base conversion rate for the Debentures is 19.5044 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to an initial base conversion price of approximately $51.27 per share. In addition, if at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders of the Series Debentures will receive an additional number of shares of common stock per $1,000 principal amount as determined pursuant to a specified formula. We have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require us to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

On June 15, 2008, we redeemed $275.0 million of 3.0% Convertible Senior Debentures due 2033 (the “Debentures”) pursuant to a redemption notice. The Debentures were convertible into shares of our common stock based on a conversion rate of 18.7515 shares for each $1,000 principal amount of Debentures. Interest on the Debentures was payable at the rate of 3.0% per annum.

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

Accounts receivable balance concentrations by major payor category as of June 30, 2009 and December 31, 2008 were as follows:

Percentage of Accounts Receivable Outstanding:	June 30, 2009	December 31, 2008
Medicare	36.6%	35.5%
Medicaid/Other Government	15.2%	16.2%
Private Insurance	37.1%	39.0%
Self-Pay	11.1%	9.3%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of June 30, 2009 and December 31, 2008 were as follows:

Percentage of Accounts Aged in Days:	June 30, 2009
	0-60	61-120	Over 120
Medicare	82.0%	10.6%	7.4%
Medicaid/Other Government	59.7%	17.4%	22.9%
Private Insurance	61.4%	14.2%	24.4%
Self-Pay	48.5%	24.8%	26.7%
All Payors	67.2%	14.6%	18.2%

Percentage of Accounts Aged in Days:	December 31, 2008
	0-60	61-120	Over 120
Medicare	82.5%	8.8%	8.7%
Medicaid/Other Government	53.1%	17.4%	29.5%
Private Insurance	59.7%	14.3%	26.0%
Self-Pay	50.3%	26.6%	23.1%
All Payors	65.9%	14.0%	20.1%

We operate 34 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of June 30, 2009, there were 1,345 full-time employees in the RBCOs. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within our proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that we can access to determine the status of individual claims. We have benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 67.2% of all payments received. We believe that our collection procedures contribute to our accounts receivable days sales outstanding (“DSO”) of 42 days and bad debt expense of 1.5% being among the lowest in the industry, according to published industry data and public filings of some of our competitors.

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

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption, the debt component of such instrument would be recognized by measuring the fair value of a similar liability that does not have an associated equity component. The equity component of such instrument would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability component. The FSP requires accretion of the resultant debt discount (equal to the proceeds allocated to the equity component) over the expected life of the debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP APB 14-1 effective January 1, 2009, and this standard was applied on a retrospective basis. For a full discussion of the impact to the Company’s condensed consolidated financial statements, refer to Note 1.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends the guidance in SFAS No. 141(R), “Business Combinations,” applicable to assets and liabilities arising from contingencies in a business combination. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined then the acquirer follows the recognition criteria in SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. The provisions of FSP FAS 141(R)-1 were effective as of January 1, 2009. The adoption of FSP FAS 141(R)-1 did not have an impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued proposed FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. The FSP also provides guidance for determining whether a transaction is an orderly one. The FSP indicates if the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability then transactions or quoted prices may not be determinative of fair value. In such a situation further analysis of the transactions or quoted prices is needed and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. The FSP emphasizes that in identifying transactions that are not orderly an entity cannot assume that the observable transaction price is not orderly when the volume and level of activity for the asset or liability have significantly declined. Rather an entity must perform an analysis to determine whether the observable price is representative of a transaction that is not orderly. The FSP amends the disclosure provisions of SFAS No. 157 to require entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value. This requirement was previously limited to annual periods under SFAS No. 157. Further, if an entity changes the valuation technique(s) or related assumptions in measuring fair value the entity is required to qualitatively discuss the changes in valuation technique(s) and related assumptions in both interim and annual financial statements. Entities have alternatives for adopting the FSP including to not early adopt in which case adoption is required no later than periods ending after June 15, 2009 or to early adopt for periods ending after March 15, 2009. We adopted the FSP for the period ended June 30, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which increases the frequency of fair value disclosures from annual only to quarterly to provide financial statement users with more timely information about the effects of current market conditions on financial instruments. The FSP requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments. Entities have alternatives for adopting the FSP including to not early adopt in which case adoption is required no later than periods ending after June 15, 2009 or to early adopt for periods ending after March 15, 2009. We adopted the FSP for the period ended June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which provides guidance on management’s assessment of subsequent events. SFAS No. 165 defines subsequent events as “events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued.” Financial statements are considered “issued” when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with generally accepted accounting principles. Financial statements are considered “available to be issued” when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained. Entities that have a current expectation of widely distributing their financial statements, such as public companies, are required to assess subsequent events through the date of issuance. All other entities are required to consider subsequent events until financial statements are available to be issued. SFAS No. 165 requires the disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. We adopted the provisions of SFAS No. 165 for the period ended June 30, 2009. The adoption of SFAS No. 165 did not have an impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 defines the new hierarchy for U.S. GAAP and explains how the FASB will use its Accounting Standards Codification as the sole source for all authoritative guidance. SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which was issued in May 2008. The Codification will be effective for all reporting periods that end after September 15, 2009 at which time it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. The adoption of SFAS No. 168 will not have an impact on our financial condition, results of operations or cash flows.

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

DRA changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment is made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009.

The DRA oxygen provisions and related regulations represent a fundamental change in the Medicare payment system for oxygen. These provisions are complex, and are expected to result in profound changes in the provider-customer relationship for oxygen equipment and related services. The ultimate financial impact to the Company of the oxygen capped rental regulations will be dependent upon a number of variables, including (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of customers receiving reimbursable oxygen contents beyond the 36-month rental period, (iii) the ultimate duration of therapy for customers on service beyond 36 months, (iv) the incidence of customers with equipment deemed to be beyond its useful life that may be eligible for new equipment and therefore a new rental episode, (v) payment amounts and coverage guidelines established by CMS to reimburse suppliers for maintenance of oxygen equipment, and (vi) the extent to which other government and private payors attempt to adopt new oxygen payment rules similar to those now in effect under Medicare. The Company continues to evaluate these factors in order to determine the expected impact of the regulations, which we believe will have a material adverse effect on our revenues, operating income, cash flows and financial position in 2009 and beyond. The Company developed a preliminary estimate of the potential reduction in our revenues and operating income in 2009 resulting from the oxygen capped rental regulations of between $130 million and $145 million. Based on activity through the first half of 2009, we do not believe that this estimate needs to be revised at this time. The assumptions used to develop this estimate are highly dependent upon the variables listed above, as well as other factors that we may be unable to anticipate. This estimate may be unreliable and subject to change as more information becomes available to the Company.

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

Recently enacted legislation negatively affected Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008 (See “MEDICARE REIMBURSEMENT”). The SCHIP Extension Act required CMS to adjust the average sales price (“ASP”) calculation methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted ASPs based on actual sales volume rather than average sales price. The SCHIP Extension Act also specifically lowered reimbursement for the inhalation drug albuterol. We estimate that these lower payment amounts for inhalation drugs reduced our net revenues by approximately $7.7 million and $29.7 million, respectively, in the three and six months ended June 30, 2009 compared with the comparable prior year periods. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

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

FUTURE REDUCTIONS IN REIMBURSEMENT RATES FROM PRIVATE PAYORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Payors such as private insurance companies and employers are under pressure to increase profitability and reduce costs. In response, certain payors are limiting coverage or reducing reimbursement rates for the equipment and services we provide. Approximately 26% of our customers and approximately 33% of our primary and secondary payments are derived from private payors. Continued financial pressures on these entities could lead to further reimbursement reductions for our equipment and services that could have a material adverse effect on our financial condition and operating results.

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

Our revolving credit facility is subject to changing LIBOR-based interest rates. At June 30, 2009, we had no outstanding borrowings under the credit facility.

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

(b) Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Securities and Exchange Act of 1934, as amended) occurred during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Private litigants may also make claims against health care providers for violations of health care laws in actions known as qui tam suits. In these cases, the government has the opportunity to intervene in, and take control of, the litigation. From time to time we are named as a defendant in such qui tam proceedings. We vigorously defend these suits. The government has declined to intervene for purposes other than dismissal in all unsealed qui tam actions of which we are aware.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, the Company repurchased approximately 2.1 million shares of its common stock in the open market.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
April 1, 2009 to April 30, 2009	1,104,238	$23.96	1,104,238	$288,593,000
May 1, 2009 to May 31, 2009	1,017,026	23.21	1,017,026	$279,607,000
June 1, 2009 to June 30, 2009	0	0.00	0	$268,901,000

Total	2,121,264	$23.60	2,121,264

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. As of June 30, 2009, $268.9 million of common stock was eligible for repurchase in accordance with the plan’s formula.

Item 3.	Defaults Upon Senior Securities - Not Applicable

Item 4.	Submission of Matters to a Vote of the Security Holders

Our Annual Meeting of Shareholders was held on May 11, 2009. The following matters were voted on at the Annual Meeting, with the number of votes cast for, against or withheld and number of abstentions, as applicable in each case, indicated next to such matter.

	For	Withheld	Abstain
1. Election of Directors
J. P. Byrnes	63,227,972	1,828,840	0
S. H. Altman, Ph.D.	63,187,026	1,869,786	0
C. B. Black	60,908,651	4,148,161	0
F. D. Byrne, M.D.	63,713,213	1,343,599	0
W. F. Miller, III	62,907,619	2,149,194	0

	For	Against	Abstain
2. Approval of the Company’s
2009 Employee Stock Purchase Plan	51,707,960	10,570,811	30,007

	For	Against	Abstain
3. Ratification of KPMG LLP as the Company’s independent registered public accounting firm	64,405,735	634,185	16,890

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits

(a) Exhibits included or incorporated herein: See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.
Registrant

/s/ PAUL G. GABOS
Paul G. Gabos
Secretary, Chief Financial Officer and Principal Accounting Officer

August 5, 2009

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