Form 10-Q
period 2009-09-30
LINCARE HOLDINGS INC
filed 2009-11-04
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Stock, $0.01 par value	68,121,822

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
		(As adjusted Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$92,218	$72,651
Short-term investments	59,100	0
Accounts receivable, net	169,159	176,797
Income tax receivable	0	2,863
Inventories	9,020	9,468
Prepaid and other current assets	3,613	3,057
Deferred income taxes	23,849	22,286

Total current assets	356,959	287,122

Property and equipment, net	343,055	347,860
Long-term investments	0	60,400
Goodwill	1,243,404	1,232,178
Other	10,015	11,249

Total assets	$1,953,433	$1,938,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of long-term obligations	$4,353	$6,902
Accounts payable	51,103	60,472
Accrued expenses:
Compensation and benefits	39,113	27,989
Liability insurance	19,178	17,895
Other current liabilities	51,482	54,484
Income taxes payable	1,115	0

Total current liabilities	166,344	167,742

Long-term obligations, net, excluding current installments	472,648	454,045
Deferred income taxes and other taxes	319,778	288,696

Total liabilities	958,770	910,483

Commitments and contingencies:
Stockholders’ equity:
Common stock	680	744
Additional paid-in capital	581,112	560,444
Retained earnings	412,871	467,138

Total stockholders’ equity	994,663	1,028,326

Total liabilities and stockholders’ equity	$1,953,433	$1,938,809

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
		(As adjusted Note 1)		(As adjusted Note 1)

Net revenues	$392,644	$405,677	$1,144,677	$1,249,488

Costs and expenses:
Cost of goods and services	109,810	94,969	317,874	302,362
Operating expenses	98,440	100,508	292,282	294,442
Selling, general and administrative expenses	82,090	82,165	247,360	243,708
Bad debt expense	5,890	6,085	17,170	18,742
Depreciation and amortization expense	30,303	29,015	89,353	88,618

	326,533	312,742	964,039	947,872

Operating income	66,111	92,935	180,638	301,616

Other income (expense):
Interest income	160	1,390	738	5,163
Interest expense	(8,773)	(9,432)	(26,106)	(30,878)

	(8,613)	(8,042)	(25,368)	(25,715)

Income before income taxes	57,498	84,893	155,270	275,901
Income tax expense	21,470	31,614	59,785	104,250

Net income	$36,028	$53,279	$95,485	$171,651

Basic earnings per common share	$0.54	$0.73	$1.39	$2.35

Diluted earnings per common share	$0.53	$0.73	$1.38	$2.28

Weighted average number of common shares outstanding	66,987	73,006	68,902	72,903

Weighted average number of common shares and common share equivalents outstanding	67,585	73,435	69,313	76,346

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Nine Months Ended
	September 30, 2009	September 30, 2008
		(As adjusted Note 1)
Cash flows from operating activities:
Net income	$95,485	$171,651
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	17,170	18,742
Depreciation and amortization expense	89,353	88,618
Net gain on disposal of property and equipment	(21)	(30)
Amortization of debt issuance costs	1,327	1,943
Amortization of discount on bonds payable	12,821	11,956
Stock-based compensation expense	19,417	12,366
Deferred income taxes	26,662	17,931
Excess tax benefit from stock-based compensation	0	(19)
Change in assets and liabilities net of effects of acquired businesses:
Accounts receivable	(9,520)	(18,082)
Inventories	448	(1,121)
Prepaid and other assets	(641)	2,274
Accounts payable	(9,082)	757
Accrued expenses	6,966	15,502
Income taxes payable	4,128	(425)

Net cash provided by operating activities	254,513	322,063

Cash flows from investing activities:
Proceeds from sale of property and equipment	82	19,745
Capital expenditures	(84,570)	(114,773)
Purchases of investments	0	(31,450)
Sales and maturities of investments	1,300	36,800
Business acquisitions, net of cash acquired and purchase price adjustments	(5,067)	(6,120)

Net cash used in investing activities	(88,255)	(95,798)

Cash flows from financing activities:
Proceeds from revolving line of credit	0	70,000
Payments on revolving line of credit	0	(10,000)
Payments of principal on debt	(3,227)	(275,872)
Payments of debt issuance costs	0	(128)
Proceeds from exercise of stock options and issuance of common shares	6,812	6,136
Excess tax benefit from stock-based compensation	0	19
Payments to acquire treasury stock	(150,276)	(35,211)

Net cash used in financing activities	(146,691)	(245,056)

Net increase (decrease) in cash and cash equivalents	19,567	(18,791)
Cash and cash equivalents, beginning of period	72,651	51,707

Cash and cash equivalents, end of period	$92,218	$32,916

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,585	$13,016

Cash paid for income taxes	$31,557	$93,337

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. It is at least reasonably possible that a change in those estimates will occur in the near term. The Company evaluated subsequent events after the balance sheet date of September 30, 2009 through the financial statement issuance date of November 4, 2009.

Investments: At September 30, 2009, the Company held $55.0 million of auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. The investments are classified as trading securities and are carried at fair value, with any realized and unrealized gains and losses included in other income and expense.

During the second quarter of 2009, the Company reclassified all of its investments in auction rate securities from long-term to short-term investments due to the put rights associated with the UBS Put Option becoming effective within one year of the June 30, 2009 balance sheet date.

At September 30, 2009, the Company held a $4.1 million put option from UBS Financial Services, Inc. The put option is carried at fair value, with any realized and unrealized gains and losses included in other income and expense.

Financial Instruments: The Company believes the book value of its cash equivalents, short-term and long-term investments, accounts receivable, income taxes receivable, accounts payable, accrued expenses, acquisition obligations and borrowings, if any, under its revolving credit agreement approximate fair value. The Company utilizes Level 3 fair value measurements to value its short-term and long-term investments due to the lack of significant observable valuation inputs (see Note 3, Investments). The fair value of the Company’s 2.75% Series A Debentures due 2037 and 2.75% Series B Debentures due 2037 are estimated based on several standard market variables including the Company’s stock price, yield to put/call through conversion and yield to maturity. The estimated fair values of the Series A and Series B Debentures at September 30, 2009, were $275,687,500 and $269,170,000, respectively, and $230,802,000 and $213,309,250, respectively, at December 31, 2008. The book value of these debentures are reported pursuant to the guidance in ASC 470-20, “Debt With Conversion and Other Options” (see Note 7, Long-Term Obligations).

Concentration of Credit Risk: The Company’s revenues are generated through locations in 48 states. The Company generally does not require collateral or other security in extending credit to customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which represented approximately 60% of net revenues for the nine months ended September 30, 2009 and 2008. The exclusion of the Company from participating in federally funded programs would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue Recognition: The Company’s revenues are recognized on an accrual basis in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payors. The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. The Company has established an allowance to account for sales adjustments that result from differences between the expected realizable amount and the payment amount received. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to the Company’s collection procedures. The Company reports revenues in its financial statements net of such adjustments.

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded by the Company at the point of cash application, claim denial or account review. Included in accounts receivable are earned but unbilled accounts receivable from earned revenues. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the Company’s billing system. Prior to the delivery of equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured. Once the items are delivered, unbilled accounts receivable are recorded at net amounts expected to be paid by customers and third-party payors. Billing delays, generally ranging from several days to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources as well as interim transactions occurring between cycle billing dates established for each customer within the billing system, and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payor does not accept the claim, the customer is ultimately responsible for payment of the products or services. Accounts receivable are reported net of allowances for sales adjustments and uncollectible accounts. Sales adjustments are recorded against revenues and result from differences between the payment amount received and the expected realizable amount. Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payor’s inability or refusal to pay.

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

Sales and Certain Other Taxes: In its consolidated financial statements, the Company accounts for taxes imposed on revenue-producing transactions by government authorities on a net basis, and accordingly, excludes such taxes from net revenues. Such taxes include, but are not limited to, sales, use, privilege and excise taxes.

Cost of Goods and Services: Cost of goods and services includes the cost of equipment (excluding depreciation of $22.8 million and $65.0 million for the three and nine-month periods in 2009 and $20.9 million and $62.7 million for the three and nine-month periods in 2008, respectively), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $12.8 million and $38.1 million for the three and nine-month periods ended September 30, 2009, respectively. For the three and nine-month periods of 2008, such costs amounted to $10.2 million and $35.8 million, respectively. Included in cost of goods and services in the three and nine-month periods ended September 30, 2009 are salary and related expenses of pharmacists and pharmacy technicians of approximately $2.9 million and $8.6 million, respectively. Such salary and related expenses for the three and nine-month periods ended September 30, 2008, were $2.8 million and $8.5 million, respectively.

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

Operating Expenses (in thousands)	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Salary and related	$65,503	$63,156	$194,000	$186,559
Facilities	14,432	14,404	43,797	43,056
Vehicles	10,854	14,127	31,419	39,896
General supplies/miscellaneous	7,651	8,821	23,066	24,931

Total	$98,440	$100,508	$292,282	$294,442

Included in operating expenses during the three and nine months ended September 30, 2009 are salary and related expenses for Service Reps in the amount of $26.1 million and $78.3 million, respectively. Such salary and related expenses for the three and nine months ended September 30, 2008 were $27.1 million and $81.0 million, respectively.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and nine months ended September 30, 2009 are salary and related expenses of $63.1 million and $192.9 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and nine months ended September 30, 2009 of $16.5 million and $48.9 million, respectively. Included in SG&A during the three and nine months ended September 30, 2008 are salary and related expenses of $58.5 million and

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

$176.2 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $16.2 million and $49.2 million, respectively. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Change in Accounting Principle: In May 2008, the Financial Accounting Standards Board (“FASB”) issued updated guidance for the accounting of convertible debt included in the Codification in ASC 470-20, “Debt with Conversion and Other Options,” which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption, the debt component of such instrument would be recognized by measuring the fair value of a similar liability that does not have an associated equity component. The equity component of such instrument would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability component. The resulting debt discount (equal to the proceeds allocated to the equity component) is accreted over the expected life of the debt. The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted ASC 470-20 effective January 1, 2009 on a retrospective basis to October 31, 2007, the issuance date of the convertible debt. Refer to Note 1 to the consolidated financial statements for the fiscal year ended December 31, 2008, for further discussion of the implementation of ASC 470-20 and the convertible debentures to which the guidance applies.

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

The following table details the retrospective application impact on previously reported amounts:

CONSOLIDATED BALANCE SHEETS:

	December 31, 2008
	As reported	As adjusted
	(In thousands)
Other assets, noncurrent	$12,980	$11,249
Long-term obligations, excluding current installments	550,013	454,045
Deferred income taxes and other taxes	253,267	288,696
Additional paid-in capital	490,109	560,444
Retained earnings	478,665	467,138

CONSOLIDATED STATEMENT OF OPERATIONS:

	For the three months ended		For the nine months ended
	September 30, 2008 As reported	September 30, 2008 As adjusted	September 30, 2008 As reported	September 30, 2008 As adjusted
	(In thousands, except per share data)

Interest expense	$5,466	$9,432	$19,190	$30,878
Income before income taxes	88,859	84,893	287,589	275,901
Income tax expense	33,073	31,614	108,550	104,250
Net income	55,786	53,279	179,039	171,651
Basic – earnings per common share	0.76	0.73	2.46	2.35
Diluted – earnings per common share	0.76	0.73	2.38	2.28

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash flows from operating activities were not impacted by the retrospective application of ASC 470-20.

Note 2. Fair Value Measurements

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the Company’s degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases an asset or liability is classified in its entirety based on the lowest level of input that is significant to the measurement of fair value.

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

During the three months ended September 30, 2009, the Company recognized a $0.1 million unrealized loss on the ARS recorded to other expense, and recorded a corresponding decrease to short-term investments. This was offset by recognizing a $0.1 million unrealized gain on the UBS Put Option recorded to other income, and recorded a corresponding increase to short-term investments.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the nine months ended September 30, 2009, the Company recognized a $6.7 million unrealized gain on the ARS recorded to other income, and recorded a corresponding increase to short-term investments. This was offset by recognizing a $6.7 million unrealized loss on the UBS Put Option recorded to other expense, and recorded a corresponding decrease to short-term investments.

The following table presents the valuation of the Company’s financial assets and liabilities as of September 30, 2009, measured at fair value on a recurring basis by input level.

	Significant Unobservable Inputs (Level 3)		Total
	(In thousands)
Assets
Short-term investments – trading securities	$55,010		$55,010
Short-term investments – UBS Put Option	4,090		4,090

Total	$59,100		$59,100

	Significant Unobservable Inputs (Level 3)		Total
	(In thousands)
Liabilities
Acquisition-related contingent consideration – short-term	$276	(1)	$276
Acquisition-related contingent consideration – long-term	5,794	(2)	5,794

Total	$6,070		$6,070

(1)	Included in current installments of long-term obligations on the accompanying condensed consolidated balance sheets.
(2)	Included in long-term obligations, net, excluding current installments on the accompanying condensed consolidated balance sheets.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the changes in the Company’s financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Significant Unobservable Inputs (Level 3)
	(In thousands)
	Assets	Liabilities
Balance on December 31, 2008	$60,400	$0
Unrealized gain – ARS	6,736	0
Unrealized loss – UBS Put Option	(6,736)	0
Redemptions at par	(1,300)	0
Contingent consideration	0	6,070

Balance on September 30, 2009	$59,100	$6,070

Note 3. Investments

At September 30, 2009, the Company held $55.0 million of auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. The investments are classified as trading securities and are carried at fair value, with any realized and unrealized gains and losses included in other income and expense.

All of the auction rate securities held as of September 30, 2009, are secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. The auction rate securities held by the Company are senior obligations under the applicable indentures authorizing the issuance of such securities. Recent turmoil in the credit markets has resulted in widespread failures to attract demand for such securities at the periodic auction dates occurring subsequent to December 31, 2007. As of September 30, 2009, all of the securities held by the Company continued to experience auction failures, resulting in the Company continuing to hold such securities.

The auction rate securities owned by the Company were purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), and are held by UBS for the benefit of the Company. On August 8, 2008, UBS announced a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other state regulatory agencies to restore liquidity to remaining clients who hold auction rate securities. In November 2008, the Company accepted an offer (the “UBS Put Option”) from UBS to sell to it at par value all of the Company’s remaining auction rate securities in accordance with the terms of the settlement agreement. Under the settlement agreement, the Company will be able to redeem all of its auction rate securities at par during a two-year time period beginning June 30, 2010, while UBS may purchase all or some of the auction rate securities at par from the Company at any time through July 2, 2012. The Company elected to measure the UBS Put Option under the fair value option using a discounted cash flow approach that takes into account certain estimates for interest rates and the timing and amount of expected future cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. The Company anticipates that any future changes in the fair value of the UBS Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the consolidated statements of operations. The fair value option enables some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting to achieve similar results. The UBS Put Option will continue to be measured at fair value until the earlier of its maturity or exercise, with any realized and unrealized gains and losses included in other income and expense. At September 30, 2009, the estimated fair value of the UBS Put Option was $4.1 million.

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

During the three months ended September 30, 2009, the Company recognized a $0.1 million unrealized loss on the ARS recorded to other expense, and recorded a corresponding decrease to short-term investments. This was offset by recognizing a $0.1 million unrealized gain on the UBS Put Option recorded to other income, and recorded a corresponding increase to short-term investments.

During the nine months ended September 30, 2009, the Company recognized a $6.7 million unrealized gain on the ARS recorded to other income, and recorded a corresponding increase to short-term investments. This was offset by recognizing a $6.7 million unrealized loss on the UBS Put Option recorded to other expense, and recorded a corresponding decrease to short-term investments.

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

During the nine-month period ended September 30, 2009, the Company acquired certain assets of two companies. During the nine-month period ended September 30, 2008, the Company acquired certain assets of three companies.

The acquisition date fair value of the total consideration transferred for the 2009 acquisitions was $11.7 million, which consisted of the following:

(In thousands)
Cash	$5,067
Contingent consideration	6,070
Acquisition obligations	563
Assumption of liabilities	34

$11,734

The following table summarizes the estimated fair values of the assets acquired at the acquisition date for the 2009 acquisitions:

(In thousands)
Current assets	$2
Property and equipment	73
Intangible assets	260
Goodwill	11,399

$11,734

The results of the 2009 acquisitions have been included in the Company’s financial statements from the acquisition dates forward and were immaterial for the first nine months of 2009. Pro forma information for the comparable period of 2008 would not be materially different from amounts reported.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Accounts Receivable, Net

Accounts receivable, net at September 30, 2009 and December 31, 2008 consist of:

	September 30, 2009	December 31, 2008
	(In thousands)
Trade accounts receivable	$208,593	$223,868
Less allowance for sales adjustments and uncollectible accounts	(39,434)	(47,071)

Accounts receivable, net	$169,159	$176,797

Note 6. Property and Equipment, Net

Property and equipment, net at September 30, 2009 and December 31, 2008 consist of:

	September 30, 2009	December 31, 2008
	(In thousands)
Property and equipment at cost	$1,063,963	$1,002,503
Less accumulated depreciation	(720,908)	(654,643)

Property and equipment, net	$343,055	$347,860

Note 7. Long-Term Obligations

Long-term obligations at September 30, 2009 and December 31, 2008 consist of:

	September 30, 2009	December 31, 2008
	(In thousands)
		(As adjusted Note 1)
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2012	$275,000	$275,000
Original issue discount	(31,100)	(37,728)
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2014	275,000	275,000
Original issue discount	(52,047)	(58,240)
Capital lease obligations due through 2010	38	163
Unsecured acquisition obligations and contingent consideration, net of imputed interest, payable in various installments through 2011	10,110	6,752

Total long-term obligations	477,001	460,947
Less: current installments	4,353	6,902

Long-term debt, excluding current installments	$472,648	$454,045

The Company’s revolving credit agreement with several lenders and Bank of America N.A., as agent, dated December 1, 2006, permits the Company to borrow amounts up to $390.0 million under a five-year revolving credit facility. The revolving credit facility contains a $60.0 million letter of credit sub-facility, which reduces the principal amount available under the facility by the amount of outstanding letters of credit on the sub-facility. As of September 30, 2009 and December 31, 2008, no borrowings were outstanding under the credit facility and $27.0 million in standby letters of credit were issued as of those dates. The revolving credit agreement has a maturity date of December 1, 2011. The Company pays an annual administration agency fee along with a quarterly facility fee. The facility fee is based on the

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company’s consolidated leverage ratio and ranges between 0.10% and 0.175% annually. The leverage ratio is calculated each quarter to determine the applicable interest rate on revolving loans, the letter of credit fee and the facility fee for the following quarter. The revolving credit agreement contains several financial and other negative and affirmative covenants customary in such agreements and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. The financial covenants in the Company’s credit agreement include interest coverage and leverage ratios, as defined in the agreement. The Company’s credit agreement requires compliance with all covenants set forth in the agreement and the Company was in compliance with all covenants as of September 30, 2009 and December 31, 2008. The credit agreement defines the occurrence of certain specified events as events of default which, if not waived by or cured to the satisfaction of the requisite lenders, allow the lenders to take actions against the Company, including termination of commitments under the agreement, acceleration of any unpaid principal and accrued interest in respect of outstanding borrowings, payment of additional cash collateral to be held in escrow for the benefit of the lenders and enforcement of any and all rights and interests created and existing under the credit agreement. Under certain conditions, an event of default may result in an increase in the interest rate (the “Default Rate”) payable by the Company on loans outstanding under the credit facility. The Default Rate is equal to the interest rate (including any applicable percentage as set forth in the agreement) otherwise applicable to such loans plus 2% per annum. In the case of a bankruptcy event (as defined in the credit agreement), all commitments automatically terminate and all amounts outstanding under the credit facility become immediately due and payable.

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

The Company has estimated the fair value of the liability components of the Series Debentures by calculating the present value of the cash flows of similar liabilities without associated equity components. In performing those calculations, the Company estimated that instruments similar to the Series A and B Debentures without a conversion feature as of the date of issuance would have had 7.0% and 7.4% rates of return (respectively) and expected lives of five and seven years (respectively). These estimated rates of return were based on the Company’s nonconvertible debt borrowing rate at the time of issuance and the expected lives were based on the holder’s put option features embedded in the notes. The initial proceeds from the instruments exceeded the estimated fair value of the liability components, and as a result, the Company reclassified $47.4 million and $67.2 million, respectively, of the carrying value of the Series A and B convertible debentures to equity as of the October 31, 2007 issuance date. These amounts represent the equity components of the proceeds from the debentures. The Company also recognized debt discounts equal to the equity components which will be accreted to interest expense over the respective 5 and 7-year terms of the first put option dates specified in the indentures underlying the debentures. The accreted interest plus the cash interest payments based on the stated coupon rates results in interest cost being recognized in the income statement that reflect the interest rates on similar instruments without a conversion feature.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The debt and equity components recognized for our Series A and Series B convertible debentures were as follows (in thousands):

	September 30, 2009		December 31, 2008
	Series A	Series B	Series A	Series B

Principal amount of convertible debentures	$275,000	$275,000	$275,000	$275,000
Unamortized discount	31,100	52,047	37,728	58,240
Net carrying amount	243,900	222,953	237,272	216,760
Additional paid-in capital	29,065	41,238	29,065	41,238

At September 30, 2009, the remaining period over which the discount on the liability components will be amortized is 37 months and 61 months for the Series A and Series B convertible debentures, respectively.

The amount of interest expense recognized for the three months ended September 30, 2009 and 2008 was as follows (in thousands):

	September 30, 2009		September 30, 2008
	Series A	Series B	Series A	Series B

Contractual coupon interest	$1,891	$1,891	$1,891	$1,891
Amortization of discount on convertible debentures	2,247	2,101	2,099	1,956

Interest expense	$4,138	$3,992	$3,990	$3,847

The amount of interest expense recognized for the nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	September 30, 2009		September 30, 2008
	Series A	Series B	Series A	Series B

Contractual coupon interest	$5,672	$5,672	$5,672	$5,672
Amortization of discount on convertible debentures	6,628	6,193	6,192	5,764

Interest expense	$12,300	$11,865	$11,864	$11,436

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

Note 8. Income Taxes

The Company conducts business nationally and, as a result, files U.S. federal income tax returns as well as tax returns in various state and local jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the United States. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations for years before 2004.

The Company does not expect that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months. The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Internal Revenue Service (“IRS”) has completed its examination of the Company’s federal income tax returns through 2007. The federal statute of limitations remains open for the year 2006 and onward. There are no material disputes for the open tax years.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the Company’s earnings, including securities that may be issued upon conversion of convertible debentures and exercise of outstanding stock options and non-vested restricted stock using the treasury stock method. When the exercise of stock options or the inclusion of awards would be anti-dilutive, they are excluded from the earnings per common share calculation. For the three and nine months ended September 30, 2009, the number of excluded shares underlying anti-dilutive stock options and awards was 5,798,750 and 7,168,041, respectively. For the three and nine months ended September 30, 2008, the number of excluded shares underlying anti-dilutive stock options and awards was 4,990,500 and 6,785,166, respectively.

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
		(As adjusted Note 1)		(As adjusted Note 1)
Numerator:
Basic – Income available to common stockholders	$36,028	$53,279	$95,485	$171,651
Adjustment for assumed dilution:
Interest on convertible debt, net of tax	0	0	0	2,343	(1)

Diluted – Income available to common stockholders and holders of dilutive securities	$36,028	$53,279	$95,485	$173,994

Denominator:
Weighted average shares	66,987	73,006	68,902	72,903
Effect of dilutive securities:
Incremental shares under stock compensation plans	598	429	411	300
Incremental shares from assumed conversion of convertible debt	0	0	0	3,143

Adjusted weighted average shares	67,585	73,435	69,313	76,346

Per share amount:
Basic	$0.54	$0.73	$1.39	$2.35

Diluted	$0.53	$0.73	$1.38	$2.28	(1)

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s 3.0% Convertible Senior Debentures due 2033 (see “Liquidity and Capital Resources”) in accordance with ASC 260-10-45-44. The debentures were redeemed in full on June 15, 2008, pursuant to a notice of redemption.

Note 10. Stock-Based Compensation

For the three months ended September 30, 2009 and 2008, the Company recognized total stock-based compensation expenses of $4.5 million and $4.2 million, respectively, as well as related tax benefits of $33.0 thousand and $1.6 million, respectively. For the nine months ended September 30, 2009 and 2008, the Company recognized total stock-based compensation expenses of $19.4 million and $12.4 million, respectively, as well as related tax benefits of $4.4 million and $4.5 million, respectively. Substantially all stock-based compensation costs are classified within selling, general and administrative expenses on the accompanying condensed consolidated statements of operations.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options

Stock option activity for the nine months ended September 30, 2009 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	8,324,266	$34.68
Options granted in 2009	0	—
Exercised in 2009	(224,000)	$26.42
Cancelled in 2009	(1,954,996)	$33.74

Outstanding at September 30, 2009	6,145,270	$35.28	2.79	$5,277,743

Exercisable at September 30, 2009	5,848,798	$34.97	2.73	$5,277,743

Vested or expected to vest in the future as of September 30, 2009	6,134,088	$35.27	2.79	$5,277,743

Stock options outstanding at September 30, 2009, were 6,145,270. Of the stock options outstanding at September 30, 2009, options for 5,848,798 shares were exercisable and options for 296,472 shares were unvested. Of the total stock options outstanding at September 30, 2009, 6,134,088 were vested or expected to vest in the future, net of expected cancellations and forfeitures of 11,182. The intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 amounted to $0.4 million and $1.6 million, respectively.

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

As of September 30, 2009, the total remaining unrecognized compensation cost related to unvested stock options amounted to $0.6 million, which will be amortized over the weighted-average remaining requisite service period of one year.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock

The following table summarizes information about restricted stock activity for the nine months ended September 30, 2009:

	Shares	Weighted- Average Grant Date Fair Value Per Share

Unvested at December 31, 2008	911,850	$33.72
Granted	0	—
Vested	0	—
Forfeited	(8,500)	39.02

Unvested at September 30, 2009	903,350	$33.67

As of September 30, 2009, the total remaining unrecognized compensation cost related to restricted stock amounted to $8.0 million, which will be amortized over the weighted-average remaining requisite service period of two years.

Note 11. Comprehensive Income

The objective for the reporting and display of comprehensive income and its components in the Company’s condensed consolidated financial statements is to report a measure (comprehensive income (loss)) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners.

The Company’s comprehensive income is the same as reported net income for the three and nine-month periods ended September 30, 2009 and 2008.

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

The SCHIP Extension Act, which became law on December 29, 2007, required the Centers for Medicare and Medicaid Services (“CMS”) to adjust the methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted average selling prices (“ASP”) based on actual sales volumes rather than average sales prices. The SCHIP Extension Act also specifically lowered reimbursement for the inhalation drug albuterol. We estimate that these lower payment amounts for inhalation drugs reduced our net revenues by approximately $1.8 million and $31.5 million, respectively, in the three and nine months ended September 30, 2009 compared with the comparable prior year periods. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

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

The ultimate financial impact to the Company of the oxygen capped rental regulations will be dependent upon a number of variables, including (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of customers receiving reimbursable oxygen contents beyond the 36-month rental period, (iii) the ultimate duration of therapy for customers on service beyond 36 months, (iv) the incidence of customers with equipment deemed to be beyond its useful life that may be eligible for new equipment and therefore a new rental period, (v) payment amounts and coverage guidelines established by CMS to reimburse suppliers for maintenance of oxygen equipment, and (vi) the extent to which other government and private payors attempt to adopt new oxygen payment rules similar to those now in effect under Medicare. We continue to evaluate these factors in order to determine the expected impact of the regulations, which we believe will have a material adverse effect on our revenues, operating income, cash flows and financial position in 2009 and beyond. We estimate that these regulations reduced our net revenues in the three and nine months ended September 30, 2009 by approximately $33.1 million and $99.7 million, respectively. The assumptions used to develop these estimates are highly dependent upon the variables listed above, as well as other factors that we may be unable to anticipate. These estimates may be unreliable and subject to change as more information becomes available to the Company.

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

The 9.5% reduction in Medicare payment rates imposed by the MIPPA legislation for the product categories, including oxygen, that were initially included in competitive bidding took effect on January 1, 2009. In addition to the 9.5% reduction, CMS subjected the monthly payment amount for stationary oxygen equipment to additional cuts of 2.3%, thereby reducing the monthly payment rate from $199.28 in 2008 to $175.79 in 2009. We estimate that these price reductions, in aggregate, reduced our net revenues in the three and nine months ended September 30, 2009 by approximately $27.6 million and $82.2 million, respectively.

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

As a health care supplier, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documenting and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional health insurance carriers often conduct audits and request customer records and other documents to support our claims submitted for payment of services rendered to customers. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to the legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on our business.

Numerous federal and state laws and regulations, including the Federal Health Insurance Portability And Accountability Act of 1996 (“HIPAA”) and the Health Information Technology For Economic And Clinical Health Act (“HITECH Act”), govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information. As part of our provision of, and billing for, health care equipment and services, we are required to collect and maintain patient-identifiable health information. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payors, and the cost of complying with these standards could be significant. If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

Health care is an area of rapid regulatory change. Changes in the laws and regulations and new interpretations of existing laws and regulations may affect permissible activities, the relative costs associated with doing business, and reimbursement amounts paid by federal, state and other third-party payors. We can not predict the future of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or possible changes in national health care policies. Future legislative and regulatory changes could have a material adverse effect on our business.

Operating Results

The following table sets forth for the periods indicated a summary of the Company’s net revenues by product category:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Oxygen and other respiratory therapy	$353,938	$370,713	$1,033,463	$1,147,310
Home medical equipment and other	38,706	34,964	111,214	102,178

Total	$392,644	$405,677	$1,144,677	$1,249,488

Net revenues for the three months ended September 30, 2009, decreased by $13.0 million (or 3.2%), compared with the three months ended September 30, 2008, and for the nine months ended September 30, 2009, decreased by $104.8 million (or 8.4%) compared with the nine months ended September 30, 2008. The Company estimates that the 3.2% decrease in net revenues in the third quarter of 2009 was comprised of approximately 12.2% internal and acquisition growth offset by approximately 15.4% negative impact from $62.6 million of Medicare price reductions taking effect in 2009 (see “Medicare Reimbursement” above). The Company estimates that the 8.4% decrease in net revenues in the first nine months of 2009 was comprised of approximately 8.7% internal and acquisition growth offset by approximately 17.1% negative impact from Medicare price reductions of $213.5 million taking effect in 2009. The internal growth in net revenues is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions.

The contribution of oxygen and other respiratory therapy products to our net revenues was 90.1% and 90.3%, respectively, during the three and nine months ended September 30, 2009. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of goods and services, as a percentage of net revenues, was 28.0% and 27.8%, respectively, for the three and nine months ended September 30, 2009, compared with 23.4% and 24.2% for the comparable prior year periods. Cost of goods and services for the three months ended September 30, 2009, increased $14.8 million, or 15.6%, when compared with the prior year period. Cost of goods and services for the nine months ended September 30, 2009, increased $15.5 million, or 5.1%, when compared with the prior year period. The increase in cost of goods and services in the three and nine month periods of 2009 is attributable to an increase in the number of oxygen customers served and higher volumes in our inhalation drug and sleep therapy product lines.

Cost of goods and services for the three and nine-month periods includes the cost of equipment (excluding depreciation of $22.8 million and $65.0 million in 2009 and $20.9 million and $62.7 million in 2008, respectively), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $12.8 million and $38.1 million for the three and nine-month periods of 2009, respectively, and approximately $10.2 million and $35.8 million for the three and nine-month periods of 2008, respectively. Included in cost of goods and services in the three and nine months ended September 30, 2009 are salary and related expenses of pharmacists and pharmacy technicians of $2.9 million and $8.6 million, respectively. Such salary and related expenses for the three and nine months ended September 30, 2008, were $2.8 million and $8.5 million, respectively.

Operating expenses, as a percentage of net revenues, were 25.1% and 25.5%, respectively, for the three and nine months ended September 30, 2009, compared with 24.8% and 23.6% respectively, for the comparable prior year periods. Operating expenses for the three and nine months ended September 30, 2009, decreased by $2.1 million, or 2.1%, and $2.2 million, or 0.7%, respectively, over the prior year periods. Contributing to the containment of growth in operating expenses during the first nine months of 2009 were lower fuel and other vehicle related expenses, lower purchases of supply items and controls over salary and related expenses, partially offset by higher employee health benefits costs.

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

Operating Expenses (in thousands)	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Salary and related	$65,503	$63,156	$194,000	$186,559
Facilities	14,432	14,404	43,797	43,056
Vehicles	10,854	14,127	31,419	39,896
General supplies/miscellaneous	7,651	8,821	23,066	24,931

Total	$98,440	$100,508	$292,282	$294,442

Included in operating expenses during the three and nine months ended September 30, 2009 are salary and related expenses for Service Reps in the amount of $26.1 million and $78.3 million, respectively. Such salary and related expenses for the three and nine months ended September 30, 2008 were $27.1 million and $81.0 million, respectively.

Selling, general and administrative (“SG&A”) expenses, as a percentage of net revenues, were 20.9% and 21.6%, respectively, for the three and nine months ended September 30, 2009, compared with 20.3% and 19.5% for the comparable prior year periods. SG&A expenses for the three months ended September 30, 2009 decreased by $0.1 million, or 0.1%, compared to the prior year period. SG&A expenses for the nine months ended September 30, 2009 increased by $3.7 million, or 1.5% over the prior year period. Contributing to the increase in SG&A expenses during the nine months ended September 30, 2009 was $4.7 million of stock option compensation expense attributable to the surrender and cancellation in the first quarter of 2009 of approximately 1.1 million unvested, out-of-the money stock options held by our executive officers, directors and certain other employees for no compensation in return. The $4.7 million charge represents acceleration of future non-cash compensation expense recognized during the period.

SG&A expenses include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and nine months ended September 30, 2009 are salary and related expenses of $63.0 million and $192.9 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $16.5 million and $48.9 million during the respective periods. Included in SG&A during the three and nine months ended September 30, 2008 are salary and related expenses of $58.5 million and $176.2 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $16.2 million and $49.2 million during the respective periods. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Included in depreciation and amortization expense in the three and nine months ended September 30, 2009 is depreciation of patient service equipment of $22.8 million and $65.0 million, respectively, and depreciation of other property and equipment of $7.4 million and $24.1 million, respectively. Included in depreciation and amortization expense in the three and nine months ended September 30, 2008 is depreciation of patient service equipment of $20.9 million and $62.7 million, respectively, and depreciation of other property and equipment of $8.1 million and $25.8 million, respectively.

Operating income for the three and nine months ended September 30, 2009, was $66.1 million (16.8% of net revenues) and $180.6 million (15.8% of net revenues), respectively, compared with $92.9 million (22.9% of net revenues) and $301.6 million (24.1% of net revenues), respectively, for the comparable prior year periods. The decrease in operating income in 2009 is attributed to the dramatic reduction in Medicare reimbursement for the Company’s primary product lines that took effect this year (see “Medicare Reimbursement”).

Liquidity and Capital Resources

Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operating costs, capital expenditures, acquisitions, debt service and share repurchases.

Net cash provided by operating activities decreased by 21.0% to $254.5 million for the nine months ended September 30, 2009, compared with $322.1 million for the nine months ended September 30, 2008. Net cash used in investing and financing activities was $234.9 million for the nine months ended September 30, 2009. Investing and financing activities during the nine-month period ended September 30, 2009 included our net investment in property and equipment of $84.5 million, $5.1 million of business acquisition expenditures, payments of principal on debt of $3.2 million and repurchases of our common stock of $150.3 million, and proceeds of $1.3 million from the sale of investments and $6.8 million in proceeds from the exercise of stock options.

As of September 30, 2009, our principal sources of liquidity consisted of approximately $151.3 million of cash and cash equivalents and short-term investments and $363.0 million available under our revolving credit agreement. The revolving credit agreement, dated December 1, 2006, makes available to us up to $390.0 million over a five-year period, subject to certain terms and conditions set forth in the agreement. As of September 30, 2009, there were $27.0 million of standby letters of credit issued under the credit facility.

At September 30, 2009, the Company held $55.0 million of auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. The investments are classified as trading securities and are carried at fair value, with any realized and unrealized gains and losses included in other income and expense.

The auction rate securities owned by the Company were purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), and are held by UBS for the benefit of the Company. On August 8, 2008, UBS announced a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other state regulatory agencies to restore liquidity to remaining clients who hold auction rate securities. In November 2008, the Company accepted an offer (the “UBS Put Option”) from UBS to sell to it at par value all of the Company’s remaining auction rate securities in accordance with the terms of the settlement agreement. Under the settlement agreement, the Company will be able to redeem all of its auction rate securities at par during a two-year time period beginning June 30, 2010, while UBS may purchase all or some of the auction rate securities at par from the Company at any time through July 2, 2012. At September 30, 2009, the estimated fair value of the UBS Put Option was $4.1 million.

During the second quarter of 2009, the Company reclassified all of its investments in auction rate securities from long-term to short-term investments due to the put rights associated with the UBS Put Option becoming effective within one year of the June 30, 2009 balance sheet date. All of the auction rate securities held as of September 30, 2009, are secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. The auction rate securities held by the Company are senior obligations under the applicable indentures authorizing the issuance of such securities. Recent turmoil in the credit markets has resulted in widespread failures to attract demand for such securities at the periodic auction dates occurring subsequent to December 31, 2007. As of September 30, 2009, all of the securities held by the Company continued to experience auction failures, resulting in our continuing to hold such securities. The Company received partial redemptions of these securities, at par, in the amount of $0.5 million in February 2009, $0.5 million in July 2009 and $0.3 million in August 2009.

We will continue to monitor credit market conditions to assess the liquidity of our investments and access to external sources of capital. Due to our ability to access our cash and cash equivalents, amounts available under our revolving credit facility, and our expected operating cash flows, we believe that we have adequate liquidity available to meet our obligations.

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. During the nine months ended September 30, 2009, the Company repurchased and retired 6,621,264 shares for $150.3 million pursuant to the repurchase plan. As of September 30, 2009, $324.0 million of the Company’s common stock was eligible for repurchase in accordance with the plan’s formula.

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

Accounts receivable balance concentrations by major payor category as of September 30, 2009 and December 31, 2008 were as follows:

Percentage of Accounts Receivable Outstanding:	September 30, 2009	December 31, 2008
Medicare	35.1%	35.5%
Medicaid/Other Government	15.2%	16.2%
Private Insurance	38.7%	39.0%
Customer Pay	11.0%	9.3%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
Percentage of Accounts Aged in Days:	0-60	61-120	Over 120
Medicare	81.8%	9.3%	8.9%
Medicaid/Other Government	61.9%	16.5%	21.6%
Private Insurance	62.9%	13.7%	23.4%
Customer Pay	47.9%	23.7%	28.4%
All Payors	67.7%	13.7%	18.6%

	December 31, 2008
Percentage of Accounts Aged in Days:	0-60	61-120	Over 120
Medicare	82.5%	8.8%	8.7%
Medicaid/Other Government	53.1%	17.4%	29.5%
Private Insurance	59.7%	14.3%	26.0%
Customer Pay	50.3%	26.6%	23.1%
All Payors	65.9%	14.0%	20.1%

We operate 34 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of September 30, 2009, there were 1,343 full-time employees in the RBCOs. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within our proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that we can access to determine the status of individual claims. We have benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 68.9% of all payments received. We believe that our collection procedures contribute to our accounts receivable days sales outstanding (“DSO”) of 39 days and bad debt expense of 1.5% being among the lowest in the industry, according to published industry data and public filings of some of our competitors.

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

Future Minimum Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under our revolving credit facility and Series Debentures as well as contractual lease payments for facility, vehicle, and equipment leases, deferred taxes and acquisition obligations.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued “Accounting Standards Codification” (“ASC”) 105-10, “Generally Accepted Accounting Principles – Overall” (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification. The Codification is effective for all reporting periods that end after September 15, 2009. The adoption of ASC 105-10 did not have an impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued FASB ASC 805, “Business Combinations,” (“ASC 805”), which requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The provisions of ASC 805 are effective as of the beginning of the 2009 calendar year. The adoption of ASC 805 did not have a material impact on our financial condition, results of operations or cash flows.

In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, “Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations.” The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on our financial condition, results of operations or cash flows.

In May 2008, the FASB issued updated guidance for the accounting for convertible debt included in the Codification in ASC 470-20, “Debt with Conversion and Other Options,” which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption, the debt component of such instrument would be recognized by measuring the fair value of a similar liability that does not have an associated equity component. The equity component of such instrument would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability component. ASC 470-20 requires accretion of the resultant debt discount (equal to the proceeds allocated to the equity component) over the expected life of the debt. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted ASC 470-20 effective January 1, 2009, applied on a retrospective basis. For a full discussion of the impact to the Company’s condensed consolidated financial statements, refer to Note 1.

In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, “Business Combinations – Identifiable Assets, Liabilities and Any Noncontrolling Interest” (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that as asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. The provisions of ASC 805-20 were effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009 and did not have an impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FASB ASC 820-10-65, “Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information” (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for the asset or liability have significantly decreased. The guidance indicates if the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability then transactions or quoted prices may not be determinative of fair value. In such a situation further analysis of the transactions or quoted prices is needed and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with ASC 820. ASC 820-10-65 emphasizes that in identifying transactions that are not orderly an entity cannot assume that the observable transaction price is not orderly when the volume and level of activity for the asset or liability have significantly declined. Rather an entity must perform an analysis to determine whether the observable price is representative of a transaction that is not orderly. ASC 820-10-65 amends the disclosure provisions of ASC 820-10-50 to require entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value. This requirement was previously limited to annual periods under ASC 820. Further, if an entity changes the valuation technique(s) or related assumptions in measuring fair value, the entity is required to qualitatively discuss the changes in valuation technique(s) and related assumptions in both interim and annual financial statements. Entities have alternatives for adopting ASC 820-10-65 including to not early adopt in which case adoption is required no later than periods ending after June 15, 2009 or to early adopt for periods ending after March 15, 2009. We adopted ASC 820-10-65 for the period ended June 30, 2009. The adoption of ASC 820-10-65 did not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FASB ASC 825-10-65, “Financial Instruments – Overall – Transition and Open Effective Date Information” (“ASC 825-10-65”), which increases the frequency of fair value disclosures from annual only to quarterly to provide financial statement users with more timely information about the effects of current market conditions on financial instruments. ASC 825-10-65 requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of ASC 825-10 as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments. Entities have alternatives for adopting the ASC 825-10-65 including to not early adopt in which case adoption is required no later than periods ending after June 15, 2009 or to early adopt for periods ending after March 15, 2009. We adopted ASC 825-10-65 for the period ended June 30, 2009. The adoption of ASC 825-10-65 did not have an impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued FASB ASC 855-10, “Subsequent Events - Overall” (“ASC 855-10”), which provides guidance on management’s assessment of subsequent events. ASC 855-10 defines subsequent events as “events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued.” Financial statements are considered “issued” when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with generally accepted accounting principles. Financial statements are considered “available to be issued” when they are complete in a form and format that complies with GAAP and all approvals necessary for issuance have been obtained. Entities that have a current expectation of widely distributing their financial statements, such as public companies, are required to assess subsequent events through the date of issuance. All other entities are required to consider subsequent events until financial statements are available to be issued. ASC 855-10 requires the disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. We adopted the provisions of ASC 855-10 for the period ended June 30, 2009. The adoption of ASC 855-10 did not have an impact on our financial condition, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value,” which provides guidance on measuring the fair value of liabilities under FASB ASC 820, “Fair Value Measurements.” ASU 2009-05 reaffirms that fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date; that is, the liability is presumed to continue and is not settled with the counterparty. In addition, ASU 2009-05 reemphasizes that a fair value measurement of a liability includes nonperformance risk and that such risk does not change after transfer of the liability. In a manner consistent with this underlying premise (i.e., a transfer notion), the ASU requires that an entity should first determine whether a quoted price of an identical liability traded in an active market exists (i.e., a Level 1 fair value measurement). The ASU clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use one or more of the following valuation techniques to estimate fair value (in a manner consistent with the principles in ASC 820), which can be classified into two broad categories:

A valuation technique that uses a quoted price:

•	Quoted price of an identical liability when traded as an asset.

•	Quoted price of a similar liability or of a similar liability when traded as an asset.

Another valuation technique (e.g., a market approach or an income approach), including one of the following:

•	A technique based on the amount an entity would pay to transfer the identical liability.

•	A technique based on the amount an entity would receive to enter into an identical liability.

The ASU emphasizes that regardless of the technique(s) used, an entity should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The guidance in ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. Entities may also elect to early adopt the ASU if financial statements have not been issued. In the period of adoption, an entity is required to disclose any change in valuation technique and related inputs and quantify the total effect, if practicable. We adopted this ASU effective October 1, 2009. We do not expect the adoption of ASU 2009-05 to have a material impact on our financial condition, results of operations or cash flows.

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

The DRA oxygen provisions and related regulations represent a fundamental change in the Medicare payment system for oxygen. These provisions are complex, and are expected to result in profound changes in the provider-customer relationship for oxygen equipment and related services. The ultimate financial impact to the Company of the oxygen capped rental regulations will be dependent upon a number of variables, including (i) the number of Medicare oxygen customers reaching 36 months of continuous service, (ii) the number of customers receiving reimbursable oxygen contents beyond the 36-month rental period, (iii) the ultimate duration of therapy for customers on service beyond 36 months, (iv) the incidence of customers with equipment deemed to be beyond its useful life that may be eligible for new equipment and therefore a new rental episode, (v) payment amounts and coverage guidelines established by CMS to reimburse suppliers for maintenance of oxygen equipment, and (vi) the extent to which other government and private payors attempt to adopt new oxygen payment rules similar to those now in effect under Medicare. The Company continues to evaluate these factors in order to determine the expected impact of the regulations, which we believe will have a material adverse effect on our revenues, operating income, cash flows and financial position in 2009 and beyond. We estimate that these regulations reduced our net revenues in the three and nine months ended September 30, 2009 by approximately $33.1 million and $99.7 million, respectively. The assumptions used to develop this estimate are highly dependent upon the variables listed above, as well as other factors that we may be unable to anticipate. This estimate may be unreliable and subject to change as more information becomes available to the Company.

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

On July 15, 2008, Congress enacted the MIPPA legislation which contains provisions that reduced Medicare payment rates nationwide for certain DME items, including oxygen equipment, by 9.5% beginning in 2009. In addition to the 9.5% reduction, CMS subjected the monthly payment amount for stationary oxygen equipment to additional cuts of 2.3%, thereby reducing the monthly payment rate from $199.28 in 2008 to $175.79 in 2009. We estimate that these price reductions, in aggregate, reduced our net revenues in the three and nine months ended September 30, 2009 by approximately $27.6 million and $82.2 million, respectively.

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

We estimate that these lower payment amounts for inhalation drugs reduced our net revenues by approximately $1.8 million and $31.5 million, respectively, in the three and nine months ended September 30, 2009 compared with the comparable prior year periods. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

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

FUTURE REDUCTIONS IN REIMBURSEMENT RATES FROM PRIVATE PAYORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Payors such as private insurance companies and employers are under pressure to increase profitability and reduce costs. In response, certain payors are limiting coverage or reducing reimbursement rates for the equipment and services we provide. Approximately 27% of our customers and approximately 33% of our primary and secondary payments are derived from private payors. Continued financial pressures on these entities could lead to further reimbursement reductions for our equipment and services that could have a material adverse effect on our financial condition and operating results.

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

As a health care supplier, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documenting and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional health insurance carriers often conduct audits and request customer records and other documents to support our claims submitted for payment of services rendered to customers. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to the legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on our business.

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

COMPLIANCE WITH REGULATIONS UNDER THE FEDERAL HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 (HIPAA), THE HEALTH INFORMATION TECHNOLOGY FOR ECONOMIC AND CLINICAL HEALTH ACT (HITECH ACT) AND RELATED RULES, RELATING TO THE TRANSMISSION, SECURITY AND PRIVACY OF HEALTH INFORMATION COULD IMPOSE ADDITIONAL SIGNIFICANT COSTS ON OUR OPERATIONS.

Numerous federal and state laws and regulations, including HIPAA and the HITECH Act, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information. HIPAA and the HITECH Act require us to comply with standards for the use and disclosure of health information within our company and with third parties. HIPAA and the HITECH Act also include standards for common health care electronic transactions and code sets, such as claims information, plan eligibility, payment information and the use of electronic signatures, and privacy and electronic security of individually identifiable health information. HIPAA requires health care providers, including us, in addition to health plans and clearinghouses, to develop and maintain policies and procedures with respect to protected health information that is used or disclosed. The HITECH Act expands the notification requirement for breaches of patient-identifiable health information, restricts certain disclosures and sales of patient-identifiable health information and provides a tiered system for civil monetary penalties for HIPAA violations.

If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payors, and the cost of complying with these standards could be significant.

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

Our revolving credit facility is subject to changing LIBOR-based interest rates. At September 30, 2009, we had no outstanding borrowings under the credit facility.

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

(b) Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Securities and Exchange Act of 1934, as amended) occurred during the fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, the Company did not repurchase any shares of its common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program

July 1, 2009 to July 31, 2009	0	$0.00	0	$304,548,000
August 1, 2009 to August 31, 2009	0	0.00	0	$321,507,000
September 1, 2009 to September 30, 2009	0	0.00	0	$323,997,000

Total	0	$0.00	0

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. As of September 30, 2009, $324.0 million of common stock was eligible for repurchase in accordance with the plan’s formula.

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

November 4, 2009

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