Form 10-Q
period 2010-03-31
LINCARE HOLDINGS INC
filed 2010-05-06
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $0.01 par value	66,253,270

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$80,935	$20,428
Short-term investments	55,600	58,650
Restricted cash	5,345	0
Accounts receivable, net	195,847	159,542
Income tax receivable	0	3,325
Inventories	10,112	13,617
Prepaid and other current assets	3,156	3,742
Deferred income taxes	25,430	25,646

Total current assets	376,425	284,950

Property and equipment, net	340,450	339,250
Goodwill	1,254,826	1,243,404
Other	9,136	9,590

Total assets	$1,980,837	$1,877,194

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of long-term obligations	$4,451	$2,767
Accounts payable	54,644	49,959
Accrued expenses:
Compensation and benefits	43,756	42,016
Liability insurance	19,331	19,461
Other current liabilities	54,325	49,264
Income taxes payable	18,021	0

Total current liabilities	194,528	163,467

Long-term obligations, net, excluding current installments	488,674	482,104
Deferred income taxes and other taxes	334,846	329,708

Total liabilities	1,018,048	975,279

Commitments and contingencies:
Stockholders’ equity:
Common stock	660	654
Additional paid-in capital	650,211	632,979
Retained earnings	311,918	268,282

Total stockholders’ equity	962,789	901,915

Total liabilities and stockholders’ equity	$1,980,837	$1,877,194

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended
	March 31, 2010	March 31, 2009
Net revenues	$410,040	$371,674

Costs and expenses:
Cost of goods and services	110,926	102,580
Operating expenses	98,527	97,097
Selling, general and administrative expenses	84,051	85,554
Bad debt expense	6,151	5,575
Depreciation and amortization expense	29,526	29,054

	329,181	319,860

Operating income	80,859	51,814

Other income (expense):
Interest income	93	396
Interest expense	(8,934)	(8,619)

	(8,841)	(8,223)

Income before income taxes	72,018	43,591
Income tax expense	28,382	17,607

Net income	$43,636	$25,984

Basic earnings per common share	$0.68	$0.36

Diluted earnings per common share	$0.67	$0.36

Weighted average number of common shares outstanding	63,807	72,074

Weighted average number of common shares and common share equivalents outstanding	64,871	72,316

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$43,636	$25,984
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	6,151	5,575
Depreciation and amortization expense	29,526	29,054
Net (gain) loss on disposal of property and equipment	(16)	14
Amortization of debt issuance costs	442	443
Amortization of discount on bonds payable	4,503	4,199
Stock-based compensation expense	6,484	10,434
Deferred income taxes	5,913	8,544
Excess tax benefit from stock-based compensation	(9)	0
Change in assets and liabilities net of effects of acquired businesses:
Accounts receivable	(42,456)	(10,692)
Inventories	4,117	321
Prepaid and other assets	571	221
Accounts payable	2,973	(4,176)
Accrued expenses	4,886	840
Income taxes payable	21,892	7,507
Long-term obligations	(750)	0

Net cash provided by operating activities	87,863	78,268

Cash flows from investing activities:
Proceeds from sale of property and equipment	18	2
Capital expenditures	(24,155)	(36,795)
Sales and maturities of investments	3,050	500
Business acquisitions, net of cash acquired and purchase price adjustments	(11,128)	0
Cash restricted for future payments	(5,345)	0

Net cash used in investing activities	(37,560)	(36,293)

Cash flows from financing activities:
Payments of principal on debt	(13)	(275)
Proceeds from exercise of stock options and issuance of common shares	10,208	0
Excess tax benefit from stock-based compensation	9	0
Payments to acquire treasury stock	0	(100,207)

Net cash provided by (used in) financing activities	10,204	(100,482)

Net increase (decrease) in cash and cash equivalents	60,507	(58,507)
Cash and cash equivalents, beginning of period	20,428	72,651

Cash and cash equivalents, end of period	$80,935	$14,144

Supplemental disclosure of cash flow information:
Cash paid for interest	$0	$1

Cash paid for income taxes	$1,135	$1,007

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principle

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles accepted in the United States for interim financial information and with the instructions to Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes to the financial statements of Lincare Holdings Inc. and Subsidiaries (“Lincare” or the “Company”) on Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. It is at least reasonably possible that a change in those estimates will occur in the near term. The Company evaluated subsequent events after the balance sheet date of March 31, 2010 through the financial statement issuance date.

Investments: At March 31, 2010, the Company held $55.6 million in face amount of auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. The investments are classified as trading securities and are carried at fair value, estimated at $51.8 million as of March 31, 2010, with any realized and unrealized gains and losses included in other income and expense. At March 31, 2010, the Company held a $3.8 million put option from UBS Financial Services, Inc. related to its investment in auction rate securities. The put option is carried at fair value, with any realized and unrealized gains and losses included in other income and expense (see Note 3, Investments).

Restricted Cash: Restricted cash was held in a non-interest-bearing escrow account for the purposes of complying with and performing certain contractual obligations in connection with the February 1, 2010, purchase of the respiratory therapy, home medical equipment and infusion therapy business of Gentiva Health Services, Inc. (see Note 4, Business Combinations).

Concentration of Credit Risk: The Company’s revenues are generated through locations in 48 states. The Company generally does not require collateral or other security in extending credit to customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which represented approximately 58% and 61% of net revenues for the three months ended March 31, 2010 and 2009, respectively. The exclusion of the Company from participating in federally funded programs would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

Revenue Recognition: The Company’s revenues are recognized on an accrual basis in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payors. The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. The Company has established an allowance to account for sales adjustments that result from differences between the payment amount received and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to the Company’s collection procedures. The Company reports revenues in its financial statements net of such sales adjustments.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such sales adjustments are typically identified and recorded by the Company at the point of cash application, claim denial or account review. Included in accounts receivable are earned but unbilled accounts receivable from earned revenues. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the Company’s billing system. Prior to the delivery of equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured. Once the items are delivered, unbilled accounts receivable are recorded at net amounts expected to be paid by customers and third-party payors. Billing delays, generally ranging from several days to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources as well as interim transactions occurring between cycle billing dates established for each customer within the billing system, and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payor does not accept the claim, the customer is ultimately responsible for payment for the products or services. Accounts receivable are reported net of allowances for sales adjustments and uncollectible accounts. Sales adjustments are recorded against revenues and result from differences between the payment amount received and the expected realizable amount. Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payor’s inability or refusal to pay.

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

Cost of Goods and Services: Cost of goods and services includes the cost of medical equipment (excluding depreciation of $26.3 million in 2010 and $26.7 million in 2009, respectively), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These costs include an allocation of

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $13.2 million and $12.5 million for the three-month periods ended March 31, 2010 and 2009, respectively. Included in cost of goods and services in the three-month periods ended March 31, 2010 and 2009 are salary and related expenses of pharmacists and pharmacy technicians of approximately $3.1 million and $2.7 million, respectively.

Operating Expenses: The Company manages 1,071 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the interim periods of 2010 and 2009 within these major categories were as follows:

Operating Expenses (in thousands)	Three Months Ended March 31,
	2010	2009
Salary and related	$62,958	$64,102
Facilities	15,901	15,060
Vehicles	11,645	9,817
General supplies/miscellaneous	8,023	8,118

Total	$98,527	$97,097

Included in operating expenses during the three months ended March 31, 2010 are salary and related expenses for Service Reps in the amount of $26.4 million. Such salary and related expenses for the three months ended March 31, 2009 were $26.1 million.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three months ended March 31, 2010 and 2009 are salary and related expenses of $63.3 million and $67.7 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three months ended March 31, 2010 and 2009 of $16.3 million and $16.0 million, respectively. The Company’s respiratory therapists generally provide non-reimbursable clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s prescribed plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

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

Valuation techniques used by the Company must be consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach. The Company’s Level 3 valuations of auction rate securities and acquisition-related contingent consideration are based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on the Company’s estimates and assumptions. Inputs include current coupon rates and expected maturity dates. The Company’s valuation of the UBS Put Option uses a discounted cash flow approach that takes into account certain estimates for interest rates and the timing and amount of expected future cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010 (see Note 3, Investments). These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

We estimated the fair value of acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined by ASC 820, “Fair Value Measurements and Disclosures.” Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The fair values of the contingent consideration arrangements were estimated by applying the income approach.

Contingent consideration of $4.2 million was recognized in connection with a business acquisition in February 2010. Contingent consideration of $6.1 million was outstanding at December 31, 2009 related to a business acquisition in May 2009. At March 31, 2010, the amounts recognized for the contingent consideration arrangements, the range of outcomes, and the assumptions used to develop the estimates had not materially changed.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present the valuation of the Company’s financial assets and liabilities as of March 31, 2010 and December 31, 2009, measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair value measurements at March 31, 2010 were as follows:

	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-term investments – trading securities	$51,840
Short-term investments – UBS Put Option	3,760

Total	$55,600

Liabilities
Acquisition-related contingent consideration – short-term	$1,654	(1)
Acquisition-related contingent consideration – long-term	8,611	(2)

Total	$10,265

Fair value measurements at December 31, 2009 were as follows:

	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-term investments – trading securities	$54,215
Short-term investments – UBS Put Option	4,435

Total	$58,650

Liabilities
Acquisition-related contingent consideration – short-term	$276	(1)
Acquisition-related contingent consideration – long-term	5,794	(2)

Total	$6,070

(1)	Included in current installments of long-term obligations on the accompanying condensed consolidated balance sheets.
(2)	Included in long-term obligations, net, excluding current installments on the accompanying condensed consolidated balance sheets.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the changes in the estimated fair values of the Company’s financial assets and liabilities that are measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

	Significant Unobservable Inputs (Level 3)
	(In thousands)
	Assets	Liabilities
Balance on December 31, 2009	$58,650	$6,070
Unrealized gain – trading securities included in earnings	674	0
Unrealized loss – UBS Put Option included in earnings	(674)	0
Redemptions at par	(3,050)	0
Acquisition-related contingent consideration	0	4,195

Balance on March 31, 2010	$55,600	$10,265

Fair Value of Financial Instruments

The Company believes that the book values of its cash equivalents, investments, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value. The Company utilizes Level 3 fair value measurements to value its investments and acquisition-related contingent considerations. The book value of the Company’s revolving credit facility and deferred acquisition obligations approximate their fair value as the applicable interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company. The fair value of the Company’s 2.75% Series A Debentures due 2037 and 2.75% Series B Debentures due 2037 are estimated based on several standard market variables, including the Company’s stock price, yield to put/call through conversion and yield to maturity. The estimated fair values of the Series A and Series B Debentures at March 31, 2010 were $317,638,750 and $321,406,250, respectively, and $291,170,000 and $289,437,500, respectively, at December 31, 2009.

Note 3. Investments

All of the auction rate securities held as of March 31, 2010, are secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. The auction rate securities held by the Company are senior obligations under the applicable indentures authorizing the issuance of such securities. Recent turmoil in the credit markets has resulted in widespread failures to attract demand for such securities at the periodic auction dates occurring subsequent to December 31, 2007. As of March 31, 2010, all of the securities held by the Company continued to experience auction failures, resulting in the Company continuing to hold such securities. The Company received partial redemptions of these securities, at par, in the amount of $3.1 million in January 2010.

The auction rate securities owned by the Company were purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), and are held by UBS for the benefit of the Company. On August 8, 2008, UBS announced a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other state regulatory agencies to restore liquidity to remaining clients who hold auction rate securities. In November 2008, the Company accepted an offer (the “UBS Put Option”) from UBS to sell to it at par value all of the Company’s remaining auction rate securities in accordance with the terms of the settlement agreement. Under the settlement agreement, the Company will be able to redeem all of its auction rate securities at par during a two-year time period beginning June 30, 2010, while UBS may purchase all or some of the auction rate securities at par from the Company at any time through July 2, 2012. The Company elected to measure the UBS Put Option under the fair value option using a discounted cash flow approach that takes into account certain estimates for interest rates and the timing and amount of expected future cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the auction rate securities beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. The Company anticipates that any future changes in the fair value of the UBS Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to the consolidated statements of operations. The fair value option enables some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting to achieve similar results. The UBS Put Option will continue to be measured at fair value until the earlier of its maturity or exercise, with any realized and unrealized gains and losses included in other income and expense. At March 31, 2010, the estimated fair value of the UBS Put Option was $3.8 million.

During the three month periods ending March 31, 2010 and March 31, 2009, the Company recognized a $0.7 million and a $7.9 million unrealized gain on the auction rate securities, respectively, recorded to other income, and recorded a corresponding increase to short-term investments and long-term investments, respectively. This was offset by recognizing a $0.7 million and a $7.9 million unrealized loss on the UBS Put Option, respectively, recorded to other expense, and recorded a corresponding decrease to short-term investments and long-term investments, respectively. Accordingly, the change in valuations for the auction rate securities and UBS Put Option had no effect on the Consolidated Statements of Operations for the three month periods ending March 31, 2010 and March 31, 2009.

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

During the three-month period ended March 31, 2010, the Company acquired certain assets of three companies. During the three-month period ended March 31, 2009, the Company did not acquire the business or assets of any companies.

The acquisition date fair value of the total consideration transferred for the 2010 acquisitions was $15.9 million, which consisted of the following:

(In thousands)
Cash	$11,128
Contingent consideration	4,195
Deferred acquisition obligations	319
Assumption of liabilities	259

$15,901

The following table summarizes the estimated fair values of the assets acquired at the acquisition date for the 2010 acquisitions:

(In thousands)
Current assets	$611
Property and equipment	4,784
Intangible assets	50
Goodwill	11,422
Deferred revenue	(966)

$15,901

The results of the 2010 acquisitions have been included in the Company’s financial statements from the acquisition dates forward and were immaterial for the first three months of 2010. Pro forma information for the comparable period of 2009 would not be materially different from amounts reported.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Accounts Receivable, Net

Accounts receivable, net at March 31, 2010 and December 31, 2009 consist of:

	March 31, 2010	December 31, 2009
	(In thousands)
Trade accounts receivable	$239,224	$201,102
Less allowance for sales adjustments and uncollectible accounts	(43,377)	(41,560)

Accounts receivable, net	$195,847	$159,542

Note 6. Property and Equipment, Net

Property and equipment, net at March 31, 2010 and December 31, 2009 consist of:

	March 31, 2010	December 31, 2009
	(In thousands)
Property and equipment at cost	$1,104,264	$1,080,406
Less accumulated depreciation	(763,814)	(741,156)

Property and equipment, net	$340,450	$339,250

Note 7. Long-Term Obligations

Long-term obligations at March 31, 2010 and December 31, 2009 consist of:

	March 31, 2010	December 31, 2009
	(In thousands)
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2012	$275,000	$275,000
Original issue discount	(26,489)	(28,814)
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2014	275,000	275,000
Original issue discount	(47,729)	(49,907)
Other long-term liabilities	4,281	5,031
Capital lease obligations due through 2010	0	13
Unsecured acquisition obligations and contingent consideration, net of imputed interest, payable in various installments through 2011	13,062	8,548

Total long-term obligations	493,125	484,871
Less: current installments	4,451	2,767

Long-term obligations, excluding current installments	$488,674	$482,104

The Company’s revolving credit agreement with several lenders and Bank of America N.A., as agent, dated December 1, 2006, permits the Company to borrow amounts up to $390.0 million under a five-year revolving credit facility. The revolving credit facility contains a $60.0 million letter of credit sub-facility, which reduces the principal amount available under the facility by the amount of outstanding letters of credit on the sub-facility. As of March 31, 2010 and December 31, 2009, no borrowings were outstanding under the credit facility and $33.6 million in standby letters of credit were issued as of those dates. The revolving credit agreement has a maturity date of December 1, 2011. The Company pays an annual administration agency fee along with a quarterly facility fee. The facility fee is based on the

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company’s consolidated leverage ratio and ranges between 0.10% and 0.175% annually. The leverage ratio is calculated each quarter to determine the applicable interest rate on revolving loans, the letter of credit fee and the facility fee for the following quarter. The revolving credit agreement contains several financial and other negative and affirmative covenants customary in such agreements and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. The financial covenants in the Company’s credit agreement include interest coverage and leverage ratios, as defined in the agreement. The Company’s credit agreement requires compliance with all covenants set forth in the agreement and the Company was in compliance with all covenants as of March 31, 2010 and December 31, 2009. The credit agreement defines the occurrence of certain specified events as events of default which, if not waived by or cured to the satisfaction of the requisite lenders, allow the lenders to take actions against the Company, including termination of commitments under the agreement, acceleration of any unpaid principal and accrued interest in respect of outstanding borrowings, payment of additional cash collateral to be held in escrow for the benefit of the lenders and enforcement of any and all rights and interests created and existing under the credit agreement. Under certain conditions, an event of default may result in an increase in the interest rate (the “Default Rate”) payable by the Company on loans outstanding under the credit facility. The Default Rate is equal to the interest rate (including any applicable percentage as set forth in the agreement) otherwise applicable to such loans plus 2% per annum. In the case of a bankruptcy event (as defined in the credit agreement), all commitments automatically terminate and all amounts outstanding under the credit facility become immediately due and payable.

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

The Company has estimated the fair value of the liability components of the Series Debentures by calculating the present value of the cash flows of similar liabilities without associated equity components. In performing those calculations, the Company estimated that instruments similar to the Series A and B Debentures without a conversion feature as of the date of issuance would have had 7.0% and 7.4% rates of return (respectively) and expected lives of five and seven years (respectively). These estimated rates of return were based on the Company’s nonconvertible debt borrowing rate at the time of issuance and the expected lives were based on the holder’s put option features embedded in the notes. The initial proceeds from the instruments exceeded the estimated fair value of the liability components, and as a result, the Company reclassified $47.4 million and $67.2 million, respectively, of the carrying value of the Series A and B convertible debentures to equity as of the October 31, 2007 issuance date. These amounts represent the equity components of the proceeds from the debentures. The Company also recognized debt discounts equal to the equity components which will be accreted to interest expense over the respective five and seven year terms of the first put option dates specified in the indentures underlying the debentures. The accreted interest plus the cash interest payments based on the stated coupon rates results in interest cost being recognized in the income statement that reflect the interest rates on similar instruments without a conversion feature.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The debt and equity components recognized for our Series A and Series B convertible debentures were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Series A	Series B	Series A	Series B
Principal amount of convertible debentures	$275,000	$275,000	$275,000	$275,000
Unamortized discount	(26,489)	(47,729)	(28,814)	(49,907)
Net carrying amount	248,511	227,271	246,186	225,093
Additional paid-in capital	29,065	41,238	29,065	41,238

At March 31, 2010, the remaining period over which the discount on the liability components will be amortized is 31 months and 55 months for the Series A and Series B convertible debentures, respectively.

The amount of interest expense recognized for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	March 31, 2010		March 31, 2009
	Series A	Series B	Series A	Series B
Contractual coupon interest	$1,890	$1,890	$1,890	$1,890
Amortization of discount on convertible debentures	2,325	2,178	2,172	2,027

Interest expense	$4,215	$4,068	$4,062	$3,917

Note 8. Income Taxes

The Company conducts business nationally and, as a result, files a U.S. federal income tax return and returns in various state and local jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the United States. With few exceptions, the Company is no longer subject to U.S. federal, and state and local income tax examinations for years before 2006 and 2005, respectively.

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

Note 9. Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the Company’s earnings, including exercise of outstanding stock options and non-vested restricted stock using the treasury stock method. When the exercise of stock options or the inclusion of awards would be anti-dilutive, they are excluded from the earnings per common share calculation. For the three months ended March 31, 2010 and 2009, the number of excluded shares underlying anti-dilutive stock options and awards was 2,068,146 and 7,423,770, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)
Numerator:
Income available to common stockholders and holders of dilutive securities	$43,636	$25,984

Denominator:
Weighted average shares	63,807	72,074
Effect of dilutive securities:
Incremental shares under stock compensation plans	1,064	242

Adjusted weighted average shares	64,871	72,316

Per share amount:
Basic	$0.68	$0.36

Diluted	$0.67	$0.36

Note 10. Stock-Based Compensation

For the three months ended March 31, 2010 and 2009, the Company recognized total stock-based compensation expenses of $6.5 million and $10.4 million, respectively, as well as related tax benefits of $1.7 million and $3.3 million, respectively. All stock-based compensation expenses are recognized using a graded method approach and are either classified within operating expenses or selling, general and administrative expenses on the accompanying condensed consolidated statements of operations, with substantially all of the expense being in selling, general and administrative expenses.

Stock Options

Stock option activity for the three months ended March 31, 2010 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	5,324,587	$36.64
Options granted in 2010	0	—
Exercised in 2010	(307,166)	$32.30
Cancelled in 2010	(2,250)	$42.33

Outstanding at March 31, 2010	5,015,171	$36.90	4.04	$40,006,262

Exercisable at March 31, 2010	3,890,412	$38.04	3.24	$26,601,167

Vested or expected to vest in the future as of March 31, 2010	5,006,425	$36.90	4.04	$39,950,240

Of the stock options outstanding at March 31, 2010, options for 3,890,412 shares were exercisable and options for 1,124,759 shares were unvested. Of the total stock options outstanding at March 31, 2010, 5,006,425 were vested or expected to vest in the future, net of expected cancellations and forfeitures of 8,746. The intrinsic value of options exercised during the three months ended March 31, 2010 amounted to $2.7 million. There were no options exercised during the three months ended March 31, 2009.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2010, the total remaining unrecognized compensation cost related to unvested stock options amounted to $7.2 million, which will be amortized over the weighted-average remaining requisite service period of 1.4 years.

Restricted Stock

The following table summarizes information about restricted stock activity for the three months ended March 31, 2010:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at December 31, 2009	1,671,050	$32.29
Granted	361,600	$35.37
Vested	0	—
Forfeited	(1,000)	$35.37

Unvested at March 31, 2010	2,031,650	$32.84

As of March 31, 2010, the total remaining unrecognized compensation cost related to restricted stock amounted to $43.7 million, which will be amortized over the weighted-average remaining requisite service period of 2.4 years.

Note 11. Comprehensive Income

The objective for the reporting and display of comprehensive income and its components in the Company’s condensed consolidated financial statements is to report a measure (comprehensive income (loss)) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners.

The Company’s comprehensive income is the same as reported net income for the three-month periods ended March 31, 2010 and 2009.

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

Recent legislation, including the Patient Protection and Affordable Care Act (“PPACA”), the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. PPACA, as amended, is a comprehensive health care reform law that contains a large number of health-related provisions to take effect over the next several years, including various cost containment and program integrity changes that will apply to the home medical equipment industry. MIPPA delayed the implementation of a Medicare competitive bidding program for oxygen equipment and certain other DME items that was scheduled to begin on July 1, 2008 and instituted a 9.5% price reduction nationwide for these items as of January 1, 2009. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. DRA provisions negatively impacted reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning in 2007. MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of DME, including oxygen, beginning in 2005, froze payment amounts for other covered DME items through 2007, established a competitive acquisition program for DME and implemented quality standards and accreditation requirements for DME suppliers. These legislative provisions, as currently in effect and when fully implemented, have had and will have a material adverse effect on our business, financial condition, operating results and cash flows.

PPACA was signed into law on March 23, 2010. Together with the Health Care and Education Reconciliation Act of 2010 (signed into law on March 30, 2010) which amended the statute, PPACA is a comprehensive health care law that is intended to expand access to health insurance, reform the health insurance market to provide additional consumer protections, and improve the health care delivery system to reduce costs and produce better outcomes through a combination of cost controls, subsidies and mandates. Among other things, PPACA:

(1)	Introduces a productivity adjustment factor that will be applied to Medicare price updates (covered item updates) for 2011 and each subsequent year. Specifically, Medicare payment amounts would be updated each year by the percentage increase in the consumer price index for all urban consumers (CPI-U) for the 12-month period ending with June of the previous year, reduced by a productivity adjustment (as projected by the Secretary of Health and Human Services). The application of the productivity adjustment may result in the covered item update being negative for a year, and may result in payment rates being less than such payment rates for the preceding year.

(2)	Makes adjustments to the Medicare DME Competitive Acquisition Program (“competitive bidding”). PPACA expands the second round of DME competitive bidding from 70 markets under existing law to 91 markets. The additional competitive bidding areas will include the next 21 largest metropolitan statistical areas beyond the 79 markets previously identified under the program. PPACA also adds a requirement to competitively bid all areas or use competitive bid information to set prices in all areas by 2016, effectively expanding the program to all geographic markets.

(3)	Makes important changes to key fraud and abuse statutes and increases funding for fraud and abuse enforcement. PPACA increases funding for program integrity initiatives, improves screening of providers and suppliers before and after granting Medicare billing privileges and establishes new and enhanced penalties and procedures to deter fraud and abuse. PPACA also specifically adds a requirement that physician orders for covered items of DME must be written by a physician and must document that a physician, a physician assistant, a nurse practitioner, or a clinical nurse specialist has had a face-to-face encounter (including through the use of telehealth) with the individual involved during the six-month period preceding such written order, or other reasonable timeframe as determined by the Secretary of Health and Human Services.

PPACA is a complex, sweeping health care reform law that will dramatically alter the structure of health insurance markets and the practice of medicine in the United States. Due to the complex nature of the legislation and the extended time period over which various provisions of the new law will be implemented (pursuant to yet unwritten regulations), we can not predict at this time what effects PPACA and related regulations will have on our business in the future.

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

The SCHIP Extension Act, which became law on December 29, 2007, required CMS to adjust the methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted average selling prices (“ASP”) based on actual sales volumes rather than average sales prices. The SCHIP Extension Act also specifically lowered reimbursement for the inhalation drug albuterol. CMS publishes payment rates for inhalation drugs each calendar quarter, representing the unit reimbursement rates in effect for inhalation drugs dispensed within that quarter. These payment rates may be subject to volatility as a result of the underlying ASP data used to determine the rates in effect each quarter. While these payment rates have been relatively stable in the past twelve months, we can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

On February 1, 2006, Congress passed the DRA legislation which changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment is made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009. We anticipate that the new oxygen payment rules will continue to negatively affect our net revenues on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in up to two or more years without rental income on these customers.

DRA also changed the reimbursement methodology for items of DME in the capped rental payment category, including but not limited to such items as continuous positive airway pressure (“CPAP”) devices, certain respiratory assist devices, nebulizers, hospital beds and wheelchairs. For such items of DME, payment may not extend over a period of continuous use of longer than 13 months. On the first day that begins after the 13th continuous month during which payment is made for the item, the supplier must transfer title of the item to the beneficiary. Additional payments for maintenance and service of the item are made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The DME capped rental provisions contained in DRA first impacted our net revenues in February 2007.

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

(2)	Established a competitive acquisition program for DME that was expected to commence in 2008, but was subsequently delayed by further legislation. MMA instructs CMS to establish and implement programs under which competitive acquisition areas will be established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment. The program was initially intended to be implemented in phases such that competition under the program would occur in nine of the largest metropolitan statistical areas (“MSAs”) in the first year and an additional 70 of the largest MSAs in a second, subsequent round of bidding.

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

On April 18, 2009, the interim final rule (“IFR”) for competitive bidding became effective. The IFR outlined the process for rebidding the first round of competitive bidding in nine metropolitan markets in 2009, including tentative timelines and bidding requirements. Bidder registration began August 17, 2009 and contract bidding occurred from October 21, 2009 through December 21, 2009. Reimbursement rates from the bidding process are expected to be announced by CMS in June 2010 and contract suppliers will be announced in September 2010. The reimbursement rates resulting from the bidding process will go into effect in each competitive acquisition area on January 1, 2011.

CMS will undertake a second round of competitive bidding in up to 91 additional markets, with contracts expected to be effective as of January 1, 2013. It is not certain at this time whether CMS intends to implement competitive bidding in all 91 markets simultaneously, or whether the program will be phased in over several years. The PPACA legislation requires CMS to expand competitive bidding further to all geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

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

As a health care provider, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documenting and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare, Medicaid and other regulations, regional health insurance carriers and state agencies often conduct audits and request customer records and other documents to support our claims submitted for payment of services rendered to customers. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to the legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on our business.

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

Operating Results

The following table sets forth for the periods indicated a summary of the Company’s net revenues by product category:

	For The Three Months Ended March 31,
	2010	2009
	(In thousands)
Oxygen and other respiratory therapy	$368,187	$336,342
Home medical equipment and other	41,853	35,332

Total	$410,040	$371,674

Net revenues for the three months ended March 31, 2010, increased by $38.4 million (or 10.3%), compared with the three months ended March 31, 2009. The Company estimates that the 10.3% increase in net revenues in the first quarter of 2010 was comprised of approximately 11.3% internal and acquisition growth offset by approximately 1.0% negative impact from $3.6 million of Medicare payment changes taking effect in 2010 (see “Medicare Reimbursement” above). The internal growth in net revenues is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions.

The contribution of oxygen and other respiratory therapy products to our net revenues was 89.8% and 90.5%, respectively, during the three months ended March 31, 2010 and 2009. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of goods and services, as a percentage of net revenues, was 27.1% for the three months ended March 31, 2010, compared with 27.6% for the comparable prior year period. Cost of goods and services for the three months ended March 31, 2010, increased $8.3 million, or 8.1%, when compared with the prior year period. The increase in cost of goods and services in 2010 is attributable to an increase in the number of oxygen customers served and higher volumes in our inhalation drug, sleep therapy, enteral nutrition and infusion therapy product lines.

Cost of goods and services for the three-month periods includes the cost of medical equipment (excluding depreciation of $26.3 million in 2010 and $26.7 million in 2009, respectively), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $13.2 million and $12.5 million for the three-month periods of 2010 and 2009, respectively. Included in cost of goods and services in the three months ended March 30, 2010 are salary and related expenses of pharmacists and pharmacy technicians of $3.1 million. Such salary and related expenses for the three months ended March 31, 2009, were $2.7 million.

Operating expenses, as a percentage of net revenues, were 24.0% for the three months ended March 31, 2010, compared with 26.1% for the comparable prior year period. Operating expenses for the three months ended March 31, 2010, increased by $1.4 million, or 1.5%, over the prior year period. The Company has been successful in achieving productivity gains that have contributed to containment of the growth in wage expenses and in managing the growth of its employee health benefit costs. These positive developments were partially offset by increases in vehicle related expenses during the first quarter of 2010, most significantly fuel costs.

The Company manages 1,071 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the interim periods of 2010 and 2009 within these major categories were as follows:

Operating Expenses (in thousands)	For The Three Months Ended March 31,
	2010	2009
Salary and related	$62,958	$64,102
Facilities	15,901	15,060
Vehicles	11,645	9,817
General supplies/miscellaneous	8,023	8,118

Total	$98,527	$97,097

Included in operating expenses during the three months ended March 31, 2010 are salary and related expenses for Service Reps in the amount of $26.4 million. Such salary and related expenses for the three months ended March 31, 2009 were $26.1 million.

Selling, general and administrative (“SG&A”) expenses, as a percentage of net revenues, were 20.5% for the three months ended March 31, 2010, compared with 23.0% for the comparable prior year period. SG&A expenses for the three months ended March 31, 2010 decreased by $1.5 million, or 1.8%, compared to the prior year period. Contributing to the decrease in SG&A expenses during the three months ended March 31, 2010 were lower share-based compensation costs and containment of the growth in payroll and related expenses in the Company’s overhead locations. These positive developments were partially offset by an increase in casualty insurance claim costs during the first quarter of 2010.

SG&A expenses include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three months ended March 31, 2010 and 2009 are salary and related expenses of $63.3 million and $67.7 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three months ended March 31, 2010 and 2009 of $16.3 million and $16.0 million, respectively. The Company’s respiratory therapists generally provide non-reimbursable clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s prescribed plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Included in depreciation and amortization expense in the three months ended March 31, 2010 is depreciation of medical equipment of $26.3 million and depreciation of other property and equipment of $3.2 million. Included in depreciation and amortization expense in the three months ended March 31, 2009 is depreciation of medical equipment of $26.7 million and depreciation of other property and equipment of $2.3 million.

Operating income for the three months ended March 31, 2010, was $80.9 million (19.7% of net revenues), compared with $51.8 million (13.9% of net revenues) for the comparable prior year period. The increase in operating income in 2010 is attributed to the increase in net revenues from the Company’s core product lines and the management of the growth in costs and expenses in the first quarter of 2010 as compared with the prior year period.

Liquidity and Capital Resources

Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operating costs, capital expenditures, acquisitions, debt service and share repurchases.

Net cash provided by operating activities increased by 12.3% to $87.9 million for the three months ended March 31, 2010, compared with $78.3 million for the three months ended March 31, 2009. Net cash used in investing and financing activities was $27.4 million for the three months ended March 31, 2010. Investing and financing activities during the three-month period ended March 31, 2010 included our net investment in property and equipment of $24.1 million and $11.1 million of business acquisition expenditures (excluding $5.3 million of cash restricted for future contingent payments) and proceeds of $3.1 million from the sale of investments and proceeds of $10.2 million from the exercise of stock options.

As of March 31, 2010, our principal sources of liquidity consisted of approximately $80.9 million of cash and equivalents, $55.6 million of short-term investments and $356.4 million available under our revolving credit agreement. The revolving credit agreement, dated December 1, 2006, makes available to us up to $390.0 million over a five-year period, subject to certain terms and conditions set forth in the agreement. As of March 31, 2010, there were $33.6 million of standby letters of credit issued under the credit facility.

At March 31, 2010, the Company held $55.6 million in face amount of auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. The investments are classified as trading securities and are carried at fair value, estimated at $51.8 million as of March 31, 2010. At March 31, 2010, the Company held a put option from UBS Financial Services, Inc. with an estimated fair value of $3.8 million related to its investment in auction rate securities.

We will continue to monitor credit market conditions to assess the liquidity of our investments and access to external sources of capital. Due to our ability to access our cash and cash equivalents, amounts available under our revolving credit facility, and our expected operating cash flows, we believe that we have adequate liquidity available to meet our obligations.

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. During the three months ended March 31, 2010, the Company did not repurchase any shares of its common stock. As of March 31, 2010, $328.1 million of the Company’s common stock was eligible for repurchase in accordance with the plan’s formula.

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

Accounts Receivable: The Company maintains payor-specific price tables in its billing system that reflect the fee schedule amounts statutorily in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. Due to the nature of the health care industry and the reimbursement environment in which Lincare operates, situations can occur where expected payment amounts are not established by fee schedules or contracted rates, and estimates are required to record revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that revenues and accounts receivable will have to be revised or updated as additional information becomes available. Contractual adjustments to revenues and accounts receivable can result from price differences between allowed charges and amounts initially recognized as revenue due to incorrect price tables or subsequently negotiated payment rates. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or account review. We report revenues in our financial statements net of such sales adjustments. Accounts receivable are reported net of allowances for sales adjustments and uncollectible accounts. Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payor’s inability or refusal to pay.

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

Accounts receivable balance concentrations by major payor category as of March 31, 2010 and December 31, 2009 were as follows:

Percentage of Accounts Receivable Outstanding:
	March 31, 2010	December 31, 2009
Medicare	32.6%	34.0%
Medicaid/Other Government	14.8%	15.6%
Private Insurance	38.5%	38.8%
Customer Pay	14.1%	11.6%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of March 31, 2010 and December 31, 2009 were as follows:

Percentage of Accounts Aged in Days:
	March 31, 2010
	0-60	61-120	Over 120
Medicare	82.9%	9.0%	8.1%
Medicaid/Other Government	60.3%	18.6%	21.1%
Private Insurance	65.5%	16.0%	18.5%
Customer Pay	55.5%	17.7%	26.8%
All Payors	69.0%	14.3%	16.7%

Percentage of Accounts Aged in Days:
	December 31, 2009
	0-60	61-120	Over 120
Medicare	81.0%	10.2%	8.8%
Medicaid/Other Government	60.4%	17.8%	21.8%
Private Insurance	65.9%	13.3%	20.8%
Customer Pay	44.2%	22.6%	33.2%
All Payors	67.6%	14.1%	18.3%

We operate 34 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of March 31, 2010, there were 1,387 full-time employees in the RBCOs. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within our proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that we can access to determine the status of individual claims. We have benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 68.3% of all payments received. We believe that our collection procedures contribute to our accounts receivable days sales outstanding (“DSO”) of 43 days at March 31, 2010 and bad debt expense of 1.5% being among the lowest in the industry, according to published industry data and public filings of some of our competitors.

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

As a provider of home oxygen and other respiratory therapy services for the home health care market, we have historically depended heavily on Medicare reimbursement as a result of the high proportion of elderly persons suffering from respiratory disease. Medicare Part B, the Supplementary Medical Insurance Program, provides coverage to eligible beneficiaries for DME, such as oxygen equipment, respiratory assistance devices, continuous positive airway pressure devices, nebulizers and associated inhalation medications, hospital beds and wheelchairs for the home setting. Approximately 64% of our customers have primary coverage under Medicare Part B. There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical equipment and services. Medicare reimbursement is subject to statutory and regulatory changes, retroactive rate adjustments, administrative and executive orders and governmental funding restrictions, all of which could materially decrease payments to us for the services and equipment we provide.

Recent legislation, including the Patient Protection and Affordable Care Act (“PPACA”), the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. PPACA, as amended, is a comprehensive health care reform law that contains a large number of health-related provisions to take effect over the next several years, including various cost containment and program integrity changes that will apply to the home medical equipment industry. MIPPA delayed the implementation of a Medicare competitive bidding program for oxygen equipment and certain other DME items that was scheduled to begin on July 1, 2008 and instituted a 9.5% price reduction nationwide for these items as of January 1, 2009. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. DRA provisions negatively impacted reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning in 2007. MMA significantly reduced reimbursement for inhalation drug therapies beginning in 2005, reduced payment amounts for five categories of DME, including oxygen, beginning in 2005, froze payment amounts for other covered DME items through 2007, established a competitive acquisition program for DME and implemented quality standards and accreditation requirements for DME suppliers. These legislative provisions, as currently in effect and when fully implemented, have had and will have a material adverse effect on our business, financial condition, operating results and cash flows. See “MEDICARE REIMBURSEMENT” for a full discussion of the PPACA, MIPPA, SCHIP Extension Act, DRA and MMA provisions.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE AND RENTAL OF MEDICARE-COVERED OXYGEN AND DME ITEMS, AND RECENT LEGISLATIVE ACTS IMPOSE SUBSTANTIAL CHANGES IN THE MEDICARE PAYMENT METHODOLOGIES AND REDUCTIONS IN THE MEDICARE PAYMENT AMOUNTS FOR THESE ITEMS.

DRA changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment is made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009. We anticipate that the new oxygen payment rules will continue to negatively affect our net revenues on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in up to two or more years without rental income from these customers

DRA also changed the reimbursement methodology for items of DME in the capped rental payment category, including but not limited to such items as continuous positive airway pressure (“CPAP”) devices, certain respiratory assist devices, nebulizers, hospital beds and wheelchairs. For such items of DME, payment may not extend over a period of continuous use of longer than 13 months. On the first day that begins after the 13th continuous month during which payment is made for the item, the supplier must transfer title of the item to the beneficiary. Additional payments for maintenance and service of the item are made for parts and labor not covered by a supplier’s or manufacturer’s warranty. The DME capped rental provisions contained in DRA first impacted our net revenues in February 2007.

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

Recently enacted legislation negatively affected Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008 (See “MEDICARE REIMBURSEMENT”). The SCHIP Extension Act required CMS to adjust the average sales price (“ASP”) calculation methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted ASPs based on actual sales volume rather than average sales price. The SCHIP Extension Act also specifically lowered reimbursement for the inhalation drug albuterol. CMS publishes payment rates for inhalation drugs each calendar quarter, representing the unit reimbursement rates in effect for inhalation drugs dispensed within that quarter. These payment rates may be subject to volatility as a result of the underlying ASP data used to determine the rates in effect each quarter. While these payment rates have been relatively stable in the past twelve months, we can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

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

FUTURE IMPLEMENTATION OF A COMPETITIVE BIDDING PROCESS UNDER MEDICARE COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

CMS is required by law to establish and implement programs under which competitive acquisition areas will be established throughout the United States for contract award purposes for the furnishing of competitively priced items of DME, including oxygen equipment (See “MEDICARE REIMBURSEMENT”). The program was initially intended to be implemented in phases such that competition under the program would occur in nine of the largest MSAs in the first year, and an additional 70 of the largest MSAs in a second, subsequent round of bidding. The PPACA legislation expands the second round of DME competitive bidding from 70 markets under existing law to 91 markets. The additional competitive bidding areas will include the next 21 largest metropolitan statistical areas beyond the 79 markets previously identified under the program. PPACA also adds a requirement to competitively bid all areas or use competitive bid information to set prices in all areas by 2016, effectively expanding the program to all geographic markets.

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

On April 18, 2009, the interim final rule (“IFR”) for competitive bidding became effective. The IFR outlined the process for rebidding the first round of competitive bidding in nine metropolitan markets in 2009, including tentative timelines and bidding requirements. Bidder registration began August 17, 2009 and contract bidding occurred from October 21, 2009 through December 21, 2009. Reimbursement rates from the bidding process are expected to be announced by CMS in June 2010 and contract suppliers will be announced in September 2010. The reimbursement rates resulting from the bidding process will go into effect in each competitive acquisition area on January 1, 2011.

CMS will undertake a second round of competitive bidding in up to 91 additional markets, with contracts expected to be effective as of January 1, 2013. It is not certain at this time whether CMS intends to implement competitive bidding in all 91 markets simultaneously, or whether the program will be phased in over several years. The PPACA legislation requires CMS to expand competitive bidding further to all geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

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

FUTURE REDUCTIONS IN REIMBURSEMENT RATES FROM PRIVATE PAYORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Payors such as private insurance companies and employers are under pressure to increase profitability and reduce costs. In response, certain payors are limiting coverage or reducing reimbursement rates for the equipment and services we provide. Approximately 28% of our customers and approximately 35% of our primary and secondary payments are derived from private payors. Continued financial pressures on these entities could lead to further reimbursement reductions for our equipment and services that could have a material adverse effect on our financial condition and operating results.

WE DEPEND UPON REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR A SIGNIFICANT MAJORITY OF OUR REVENUES, AND IF WE FAIL TO MANAGE THE COMPLEX AND LENGTHY REIMBURSEMENT PROCESS, OUR BUSINESS AND OPERATING RESULTS COULD SUFFER.

We derive a significant majority of our revenues from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Approximately 46% of our revenues are derived from Medicare, 35% from private insurance carriers, 13% from Medicaid and the balance directly from individual customers and commercial entities.

Our financial condition and results of operations may be affected by the reimbursement process, which in the health care industry is complex and can involve lengthy delays between the time that services are rendered and the time that the reimbursement amounts are settled. Depending on the payor, we may be required to obtain certain payor-specific documentation from physicians and other health care providers before submitting claims for reimbursement. Certain payors have filing deadlines and they will not pay claims submitted after such time. We are also subject to extensive pre-payment and post-payment audits by governmental and private payors that could result in material refunds of monies received or denials of claims submitted for payment under such third-party payor programs and contracts. We can not ensure that we will be able to continue to effectively manage the reimbursement process and collect payments for our equipment and services promptly.

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

As a health care provider, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documenting and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare, Medicaid and other regulations, regional health insurance carriers and state agencies often conduct audits and request customer records and other documents to support our claims submitted for payment of services rendered to customers. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to the legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on our business.

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

Our ability to compete successfully and to increase our referrals of new customers is highly dependent upon our reputation within each local health care market for providing responsive, professional and high-quality service and achieving strong customer satisfaction. Given the relatively low barriers to entry in the home respiratory market, we expect that the industry will become increasingly competitive in the future. Increased competition in the future could limit our ability to attract and retain key operating personnel and achieve continued growth in our core business.

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

Our revolving credit facility is subject to changing LIBOR-based interest rates. At March 31, 2010, we had no outstanding borrowings under the credit facility.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As a health care provider, the Company is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documenting and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare, Medicaid and other regulations, regional carriers and state agencies often conduct audits and request patient records and other documents to support claims submitted by the Company for payment of services rendered to customers. Similarly, government agencies periodically open investigations and request information pursuant to legal process from the Company.

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

It has been the Company’s policy to cooperate with all inquiries and requests for information from government agencies and to vigorously defend any administrative complaints. The Company can provide no assurances as to the duration or outcome of these inquiries and/or complaints.

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

During the three months ended March 31, 2010, the Company did not repurchase any shares of its common stock.

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. As of March 31, 2010, $328.1 million of common stock was eligible for repurchase in accordance with the plan’s formula.

Item 3.	Defaults Upon Senior Securities - Not Applicable

Item 4.	Removed and Reserved

Item 5.	Other Information - Not Applicable

Item 6.	Exhibits

(a)	Exhibits included or incorporated herein: See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.
Registrant

/S/ PAUL G. GABOS
Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer

May 6, 2010

INDEX OF EXHIBITS

Exhibit Number	Exhibit

3.10(A)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.11(A)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.20(B)	Amended and Restated By-Laws of Lincare Holdings Inc.

4.10(C)	Lincare Holdings Inc. Indenture dated as of June 11, 2003

4.20(C)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003

4.30(D)	Lincare Holdings Inc. Series A Indenture dated as of October 31, 2007

4.40(D)	Lincare Holdings Inc. Series B Indenture dated as of October 31, 2007

4.50(D)	Lincare Holdings Inc. Registration Rights Agreement dated as of October 31, 2007

4.60(D)	First Amendment to Credit Agreement with Bank of America, N.A. as Agent and Calyon, New York Branch as Syndication Agent dated as of October 31, 2007

31.1	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

A	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.

B	Incorporated by reference to the Registrant’s Form 8-K dated November 26, 2007.

C	Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.

D	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2007.

S-1