Form 10-Q
period 2010-06-30
LINCARE HOLDINGS INC
filed 2010-08-04
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2010
Common Stock, $0.01 par value	98,086,492

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$91,438	$20,428
Short-term investments	33,700	58,650
Restricted cash	5,345	0
Accounts receivable, net	203,883	159,542
Income tax receivable	2,927	3,325
Inventories	9,767	13,617
Prepaid and other current assets	3,448	3,742
Deferred income taxes	25,963	25,646

Total current assets	376,471	284,950

Property and equipment, net	341,874	339,250
Goodwill	1,255,015	1,243,404
Other	8,626	9,590

Total assets	$1,981,986	$1,877,194

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of long-term obligations	$10,939	$2,767
Accounts payable	53,023	49,959
Accrued expenses:
Compensation and benefits	36,595	42,016
Liability insurance	18,604	19,461
Other current liabilities	72,326	49,264

Total current liabilities	191,487	163,467

Long-term obligations, net, excluding current installments	484,752	482,104
Deferred income taxes and other taxes	343,297	329,708

Total liabilities	1,019,536	975,279

Commitments and contingencies:
Stockholders’ equity:
Common stock	981	980
Additional paid-in capital	670,237	632,653
Retained earnings	291,232	268,282

Total stockholders’ equity	962,450	901,915

Total liabilities and stockholders’ equity	$1,981,986	$1,877,194

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net revenues	$418,366	$380,359	$828,406	$752,033

Costs and expenses:
Cost of goods and services	113,589	105,484	224,515	208,064
Operating expenses	99,673	96,745	198,200	193,842
Selling, general and administrative expenses	84,280	79,716	168,331	165,270
Bad debt expense	6,275	5,705	12,426	11,280
Depreciation and amortization expense	29,397	29,996	58,923	59,050

	333,214	317,646	662,395	637,506

Operating income	85,152	62,713	166,011	114,527

Other income (expense):
Interest income	142	182	235	578
Interest expense	(9,016)	(8,714)	(17,950)	(17,333)

	(8,874)	(8,532)	(17,715)	(16,755)

Income before income taxes	76,278	54,181	148,296	97,772
Income tax expense	29,863	20,708	58,245	38,315

Net income	$46,415	$33,473	$90,051	$59,457

Basic earnings per common share	$0.48	$0.33	$0.94	$0.57

Diluted earnings per common share	$0.47	$0.33	$0.92	$0.56

Dividends declared per common share	$0.20	$0.00	$0.20	$0.00

Weighted average number of common shares outstanding	96,080	101,551	95,896	104,813

Weighted average number of common shares and common share equivalents outstanding	98,677	102,146	98,165	105,288

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income	$90,051	$59,457
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	12,426	11,280
Depreciation and amortization expense	58,923	59,050
Net gain on disposal of property and equipment	(20)	(10)
Amortization of debt issuance costs	884	885
Amortization of discount on bonds payable	9,086	8,472
Stock-based compensation expense	13,274	14,945
Deferred income taxes	13,561	19,680
Excess tax benefit from stock-based compensation	(394)	0
Change in assets and liabilities net of effects of acquired businesses:
Accounts receivable	(56,767)	(13,183)
Inventories	4,462	1,723
Prepaid and other assets	298	146
Accounts payable	1,412	(6,590)
Accrued expenses	(4,371)	(6,340)
Income taxes payable	1,371	(450)
Long-term obligations	(2,235)	0

Net cash provided by operating activities	141,961	149,065

Cash flows from investing activities:
Proceeds from sale of property and equipment	37	56
Capital expenditures	(54,947)	(60,866)
Sales and maturities of investments	24,950	500
Business acquisitions, net of cash acquired and purchase price adjustments	(11,327)	(4,950)
Cash restricted for future payments	(5,345)	0

Net cash used in investing activities	(46,632)	(65,260)

Cash flows from financing activities:
Payments of principal on debt	(569)	(912)
Proceeds from exercise of stock options and issuance of common shares	25,817	633
Excess tax benefit from stock-based compensation	394	0
Payments to acquire treasury stock	(49,961)	(150,276)

Net cash used in financing activities	(24,319)	(150,555)

Net increase (decrease) in cash and cash equivalents	71,010	(66,750)
Cash and cash equivalents, beginning of period	20,428	72,651

Cash and cash equivalents, end of period	$91,438	$5,901

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,563	$7,584

Cash paid for income taxes	$43,709	$20,587

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Description of Business: Lincare Holdings Inc. and subsidiaries (“Lincare” or the “Company”) provides oxygen, respiratory therapy services, infusion therapy services and home medical equipment such as hospital beds, wheelchairs and other medical supplies to the home health care market. The Company’s customers are serviced from locations in 48 states. The Company’s equipment and supplies are readily available and the Company is not dependent on a single supplier or even a few suppliers.

Basis of Presentation: The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles accepted in the United States for interim financial information and with the instructions to Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes to the financial statements of Lincare Holdings Inc. and Subsidiaries on Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

On May 14, 2010, the Company’s Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend on the Company’s common stock. The additional shares were distributed to shareholders on June 15, 2010. All share and per share information has been adjusted retrospectively for all periods presented to reflect this stock split.

Investments: At June 30, 2010, the Company held $33.7 million in face amount of auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. The investments are classified as trading securities and are carried at fair value, estimated at $33.7 million as of June 30, 2010, with any realized and unrealized gains and losses included in other income and expense. At June 30, 2010, the Company held a put option from UBS Financial Services, Inc. related to its investment in auction rate securities. The put option is carried at fair value, with any realized and unrealized gains and losses included in other income and expense (see Note 3, Investments). On June 30, 2010, the Company exercised the put option and the ARS securities were subsequently liquidated at par value. The Company received $33.7 million in cash proceeds from the sale of the securities on July 1, 2010.

Restricted Cash: Restricted cash is held in a non-interest-bearing escrow account for the purposes of complying with and performing certain contractual obligations in connection with the February 1, 2010 purchase of the respiratory therapy, home medical equipment and infusion therapy business of Gentiva Health Services, Inc. (see Note 4, Business Combinations).

Concentration of Credit Risk: The Company’s revenues are generated through locations in 48 states. The Company generally does not require collateral or other security in extending credit to customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally funded programs, which represented approximately 60% of net revenues for the six months ended June 30, 2010 and 2009. The exclusion of the Company from participating in state and federally funded programs would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

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

Net Revenues: The following table sets forth, for the periods indicated, a summary of the Company’s net revenues by product category:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Oxygen and other respiratory therapy	$371,573	$343,183	$739,760	$679,525
Home medical equipment and other	46,793	37,176	88,646	72,508

Total	$418,366	$380,359	$828,406	$752,033

Included in net revenues in the three and six months ended June 30, 2010 are rental items that comprise approximately 60.9% and 61.4%, respectively, of total revenues and sale items that comprise approximately 39.1% and 38.6%, respectively, of total revenues. Included in net revenues in the three and six months ended June 30, 2009 are rental items that comprise approximately 63.8% and 64.0%, respectively, of total revenues and sale items that comprise approximately 36.2% and 36.0%, respectively, of total revenues.

Sales and Certain Other Taxes: In its consolidated financial statements, the Company accounts for taxes imposed on revenue-producing transactions by government authorities on a net basis, and accordingly, exclude such taxes from net revenues. Such taxes include, but are not limited to, sales, use, privilege and excise taxes.

Cost of Goods and Services: Cost of goods and services includes the cost of medical equipment (excluding depreciation of $27.4 million and $53.7 million for the three and six-month periods in 2010 and $28.1 million and $54.8 million for the three and six-month periods in 2009, respectively), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $13.3 million and $26.5 million for the three and six-month periods ended June 30, 2010, respectively. For the three and six-month periods of 2009, such costs amounted to $12.8 million and $25.3 million, respectively. Included in cost of goods and services in the three and six-month periods ended June 30, 2010 are salary and related expenses of pharmacists and pharmacy technicians of approximately $3.3 million and $6.4 million, respectively. Such salary and related expenses for the three and six-month periods ended June 30, 2009, were $3.2 million and $5.7 million, respectively.

Operating Expenses: The Company manages 1,081 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

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

Operating Expenses (in thousands)	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Salary and related	$65,108	$64,395	$128,066	$128,497
Facilities	14,963	14,305	30,864	29,365
Vehicles	11,863	10,748	23,508	20,565
General supplies/miscellaneous	7,739	7,297	15,762	15,415

Total	$99,673	$96,745	$198,200	$193,842

Included in operating expenses during the three and six-month periods ended June 30, 2010 are salary and related expenses for Service Reps in the amount of $27.5 million and $53.9 million, respectively. Such salary and related expenses for the three and six-month periods ended June 30, 2009 were $27.7 million and $52.2 million, respectively.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and six-month periods ended June 30, 2010 are salary and related expenses of $64.9 million and $128.2 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and six-month periods ended June 30, 2010 of $17.3 million and $33.6 million, respectively. Included in SG&A during the three and six-month periods ended June 30, 2009 are salary and related expenses of $62.1 million and $129.8 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and six-month periods ended June 30, 2009 of $17.5 million and $32.4 million, respectively. The Company’s respiratory therapists generally provide non-reimbursable clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s prescribed plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Comprehensive Income: The objective for the reporting and display of comprehensive income and its components in the Company’s condensed consolidated financial statements is to report a measure (comprehensive income (loss)) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners.

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

We estimated the fair value of acquisition-related contingent consideration arrangements by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined by ASC 820, “Fair Value Measurements and Disclosures.” Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

Contingent consideration of $4.2 million was recognized during the first quarter in connection with a business acquisition in February 2010. Contingent consideration of $6.1 million was outstanding at December 31, 2009 related to a business acquisition in May 2009. Each period the Company evaluates the fair value of the contingent consideration obligations and records any increases in the fair value as contingent consideration expense and decreases in the fair value as a reduction of contingent consideration expense. Increases or decreases in the fair value of the contingent consideration obligations can result from factors including changes in discount periods and rates and changes in the timing and amount of financial estimates. The fair value of the total contingent consideration obligations decreased from $10.3 million as of March 31, 2010 to $8.7 million as of June 30, 2010, primarily due to changes in the assumed timing and amount of revenue and expense estimates related to our business acquisition in May 2009. Accordingly, the Company recorded a net gain of $1.6 million which is reported in selling, general and administrative expenses in its consolidated statement of operations. At June 30, 2010, the amounts recognized for the contingent consideration arrangements, the range of outcomes, and the assumptions used to develop the estimates had not materially changed for the business acquisition in February 2010.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present the valuation of the Company’s financial assets and liabilities as of June 30, 2010 and December 31, 2009, measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair value measurements at June 30, 2010 were as follows:

	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-term investments – trading securities	$33,700
Short-term investments – UBS Put Option	0

Total	$33,700

Liabilities
Acquisition-related contingent consideration – short-term	$8,675	(1)
Acquisition-related contingent consideration – long-term	0	(2)

Total	$8,675

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the changes in the estimated fair values of the Company’s financial assets and liabilities that are measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2010:

	Significant Unobservable Inputs (Level 3)
	(In thousands)
	Assets	Liabilities
Balance on December 31, 2009	$58,650	$6,070
Unrealized gain – trading securities included in earnings	1,990	0
Unrealized loss – UBS Put Option included in earnings	(1,990)	0
Redemptions at par	(24,950)	0
Acquisition-related contingent consideration recorded in 2010	0	4,195
Change in fair value of contingent consideration – included in SG&A	0	(1,590)

Balance on June 30, 2010	$33,700	$8,675

Fair Value of Financial Instruments

The Company believes that the book values of its cash equivalents, investments, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value. The Company utilizes Level 3 fair value measurements to value its investments and acquisition-related contingent considerations. The book value of the Company’s revolving credit facility and deferred acquisition obligations approximate their fair value as the applicable interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company. The fair value of the Company’s 2.75% Series A Debentures due 2037 and 2.75% Series B Debentures due 2037 are estimated based on several standard market variables, including the Company’s stock price, yield to put/call through conversion and yield to maturity. The estimated fair values of the Series A and Series B Debentures at June 30, 2010 were $327,937,500 and $338,250,000, respectively, and $291,170,000 and $289,437,500, respectively, at December 31, 2009.

Note 3. Investments

All of the auction rate securities held as of June 30, 2010, are secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. The auction rate securities held by the Company are senior obligations under the applicable indentures authorizing the issuance of such securities. The Company received partial redemptions of these securities, at par, in the amount of $3.1 million in January 2010, $18.2 million in May 2010 and $3.7 million in June 2010.

The auction rate securities owned by the Company were purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”). On August 8, 2008, UBS announced a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other state regulatory agencies to restore liquidity to remaining clients who hold auction rate securities. In November 2008, the Company accepted an offer (the “UBS Put Option”) from UBS to sell to it at par value all of the Company’s remaining auction rate securities in accordance with the terms of the settlement agreement. Under the settlement agreement, the Company was able to redeem all of its auction rate securities at par during a two-year time period beginning June 30, 2010. The Company elected to measure the UBS Put Option under the fair value option using a discounted cash flow approach that takes into account certain estimates for interest rates and the timing and amount of expected future cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the auction rate securities. The fair value option enables some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting to achieve similar results. On June 30, 2010, the Company exercised the put option and the ARS securities were subsequently liquidated at par value. The Company received $33.7 million in cash proceeds from the sale of the securities on July 1, 2010.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three and six months ended June 30, 2010, the Company recognized a $3.7 million and $4.4 million unrealized gain, respectively, on the auction rate securities recorded to other income, and recorded a corresponding increase to short-term investments. This was offset by recognizing a $3.7 million and $4.4 million unrealized loss, respectively, on the UBS Put Option recorded to other expense, and recorded a corresponding decrease to short-term investments.

During the three months ended June 30, 2009, the Company recognized a $1.1 million unrealized loss on the auction rate securities recorded to other expense, and recorded a corresponding decrease to short-term investments. This was offset by recognizing a $1.1 million unrealized gain on the UBS Put Option recorded to other income, and recorded a corresponding increase to short-term investments.

During the six months ended June 30, 2009, the Company recognized a $6.8 million unrealized gain on the auction rate securities recorded to other income, and recorded a corresponding increase to short-term investments. This was offset by recognizing a $6.8 million unrealized loss on the UBS Put Option recorded to other expense, and recorded a corresponding decrease to short-term investments. Accordingly, the change in valuations for the auction rate securities and UBS Put Option had no effect on the Consolidated Statement of Operations for the three and six month periods ending June 30, 2010 and June 30, 2009.

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

During the six-month period ended June 30, 2010, the Company acquired certain assets of four companies. During the six-month period ended June 30, 2009, the Company acquired certain assets of one company.

The acquisition date fair value of the total consideration transferred for the 2010 acquisitions was $16.1 million, which consisted of the following:

(In thousands)
Cash	$11,327
Contingent consideration	4,195
Deferred acquisition obligations	341
Assumption of liabilities	264

$16,127

The following table summarizes the estimated fair values of the assets acquired at the acquisition date for the 2010 acquisitions:

(In thousands)
Current assets	$612
Property and equipment	4,813
Intangible assets	75
Goodwill	11,611
Deferred revenue	(984)

$16,127

The results of the 2010 acquisitions have been included in the Company’s financial statements from the acquisition dates forward and were not significant for the first six months of 2010. Pro forma information for the comparable period of 2009 would not be materially different from amounts reported.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Accounts Receivable, Net

Accounts receivable, net at June 30, 2010 and December 31, 2009 consist of:

	June 30, 2010	December 31, 2009
	(In thousands)
Trade accounts receivable	$250,229	$201,102
Less allowance for sales adjustments and uncollectible accounts	(46,346)	(41,560)

Accounts receivable, net	$203,883	$159,542

Note 6. Property and Equipment, Net

Property and equipment, net at June 30, 2010 and December 31, 2009 consist of:

	June 30, 2010	December 31, 2009
	(In thousands)
Property and equipment at cost	$1,128,665	$1,080,406
Less accumulated depreciation	(786,791)	(741,156)

Property and equipment, net	$341,874	$339,250

Note 7. Other Current Liabilities

Other current liabilities at June 30, 2010 and December 31, 2009 consist of:

	June 30, 2010	December 31, 2009
	(In thousands)
Deferred revenue	$39,641	$37,022
Dividends payable	19,618	0
Other current liabilities	13,067	12,242

Other current liabilities	$72,326	$49,264

On June 21, 2010, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend payable at an annual rate of $0.80 per share of common stock outstanding. The first quarterly dividend of $0.20 per share will be paid on July 29, 2010 to stockholders of record as of July 15, 2010.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Long-Term Obligations

Long-term obligations at June 30, 2010 and December 31, 2009 consist of:

	June 30, 2010	December 31, 2009
	(In thousands)
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2012	$275,000	$275,000
Original issue discount	(24,124)	(28,814)
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2014	275,000	275,000
Original issue discount	(45,511)	(49,907)
Other long-term liabilities	4,387	5,031
Capital lease obligations due through 2010	0	13
Unsecured acquisition obligations and contingent consideration, net of imputed interest, payable in various installments through 2011	10,939	8,548

Total long-term obligations	495,691	484,871
Less: current installments	10,939	2,767

Long-term obligations, excluding current installments	$484,752	$482,104

The Company’s revolving credit agreement with several lenders and Bank of America N.A., as agent, dated December 1, 2006, permits the Company to borrow amounts up to $390.0 million under a five-year revolving credit facility. The revolving credit facility contains a $60.0 million letter of credit sub-facility, which reduces the principal amount available under the facility by the amount of outstanding letters of credit on the sub-facility. As of June 30, 2010 and December 31, 2009, no borrowings were outstanding under the credit facility and $33.6 million in standby letters of credit were issued as of those dates. The revolving credit agreement has a maturity date of December 1, 2011. The Company pays an annual administration agency fee along with a quarterly facility fee. The facility fee is based on the Company’s consolidated leverage ratio and ranges between 0.10% and 0.175% annually. The leverage ratio is calculated each quarter to determine the applicable interest rate on revolving loans, the letter of credit fee and the facility fee for the following quarter. The revolving credit agreement contains several financial and other negative and affirmative covenants customary in such agreements and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. The financial covenants in the Company’s credit agreement include interest coverage and leverage ratios, as defined in the agreement. The Company’s credit agreement requires compliance with all covenants set forth in the agreement and the Company was in compliance with all covenants as of June 30, 2010 and December 31, 2009. The credit agreement defines the occurrence of certain specified events as events of default which, if not waived by or cured to the satisfaction of the requisite lenders, allow the lenders to take actions against the Company, including termination of commitments under the agreement, acceleration of any unpaid principal and accrued interest in respect of outstanding borrowings, payment of additional cash collateral to be held in escrow for the benefit of the lenders and enforcement of any and all rights and interests created and existing under the credit agreement. Under certain conditions, an event of default may result in an increase in the interest rate (the “Default Rate”) payable by the Company on loans outstanding under the credit facility. The Default Rate is equal to the interest rate (including any applicable percentage as set forth in the agreement) otherwise applicable to such loans plus 2% per annum. In the case of a bankruptcy event (as defined in the credit agreement), all commitments automatically terminate and all amounts outstanding under the credit facility become immediately due and payable.

On October 31, 2007, the Company completed the sale of $275.0 million principal amount of convertible senior debentures due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Series Debentures are unsecured and unsubordinated obligations and will be convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of the Company’s common stock or in a combination of cash and shares of common stock, at the Company’s option. The base conversion rate for the Debentures as of June 30, 2010 is 29.2569 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to a base conversion price of approximately $34.18 per share. In addition, if at the time of conversion the applicable price of the Company’s common stock exceeds the base conversion price, holders of the Series A Debentures and Series B Debentures will receive an additional number of shares of common stock per $1,000 principal amount of the Debentures, as determined pursuant to a specified formula. The Company will have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require the Company to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

The Company has estimated the fair value of the liability components of the Series Debentures by calculating the present value of the cash flows of similar liabilities without associated equity components. In performing those calculations, the Company estimated that instruments similar to the Series A and B Debentures without a conversion feature as of the date of issuance would have had 7.0% and 7.4% rates of return (respectively) and expected lives of five and seven years (respectively). These estimated rates of return were based on the Company’s nonconvertible debt borrowing rate at the time of issuance and the expected lives were based on the holder’s put option features embedded in the notes. The initial proceeds from the instruments exceeded the estimated fair value of the liability components, and as a result, the Company reclassified $47.4 million and $67.2 million, respectively, of the carrying value of the Series A and B convertible debentures to equity as of the October 31, 2007 issuance date. These amounts represent the equity components of the proceeds from the debentures. The Company also recognized debt discounts equal to the equity components which will be accreted to interest expense over the respective five and seven year terms of the first put/call option dates specified in the indentures underlying the debentures. The accreted interest plus the cash interest payments based on the stated coupon rates results in interest cost being recognized in the income statement that reflect the interest rates on similar instruments without a conversion feature.

The debt and equity components recognized for our Series A and Series B convertible debentures were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Series A	Series B	Series A	Series B
Principal amount of convertible debentures	$275,000	$275,000	$275,000	$275,000
Unamortized discount	(24,124)	(45,511)	(28,814)	(49,907)
Net carrying amount	250,876	229,489	246,186	225,093
Additional paid-in capital	29,065	41,238	29,065	41,238

At June 30, 2010, the remaining period over which the discount on the liability components will be amortized is 28 months and 52 months for the Series A and Series B convertible debentures, respectively.

The amount of interest expense recognized for the three months ended June 30, 2010 and 2009 was as follows (in thousands):

	June 30, 2010		June 30, 2009
	Series A	Series B	Series A	Series B
Contractual coupon interest	$1,891	$1,891	$1,891	$1,891
Amortization of discount on convertible debentures	2,365	2,218	2,209	2,064

Interest expense	$4,256	$4,109	$4,100	$3,955

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The amount of interest expense recognized for the six months ended June 30, 2010 and 2009 was as follows (in thousands):

	June 30, 2010		June 30, 2009
	Series A	Series B	Series A	Series B
Contractual coupon interest	$3,781	$3,781	$3,781	$3,781
Amortization of discount on convertible debentures	4,690	4,396	4,381	4,092

Interest expense	$8,471	$8,177	$8,162	$7,873

Note 9. Income Taxes

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

The Internal Revenue Service has completed its examination of the Company’s U.S. income tax returns through 2008. The U.S. federal statute of limitations remains open for the years 2006 and forward. There are no material disputes for the open tax years. The years 2009 and 2010 are currently under examination.

Note 10. Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the Company’s earnings, including exercise of outstanding stock options and non-vested restricted stock. As discussed in Note 8, the conditions for conversion related to the Company’s Convertible Debentures have never been met. Accordingly, there was no impact on diluted earnings per share attributable to assumed conversion. When the exercise of stock options or the inclusion of awards would be anti-dilutive, they are excluded from the earnings per common share calculation. For the three and six months ended June 30, 2010, there were no excluded shares underlying anti-dilutive stock options and awards. For the three and six months ended June 30, 2009, the number of excluded shares underlying anti-dilutive stock options and awards was 10,456,581 and 11,409,695, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Numerator:
Income available to common stockholders and holders of dilutive securities	$46,415	$33,473	$90,051	$59,457

Denominator:
Weighted average shares	96,080	101,551	95,896	104,813
Effect of dilutive securities:
Incremental shares under stock compensation plans	2,597	595	2,269	475

Adjusted weighted average shares	98,677	102,146	98,165	105,288

Per share amount:
Basic	$0.48	$0.33	$0.94	$0.57

Diluted	$0.47	$0.33	$0.92	$0.56

Note 11. Stock-Based Compensation

For the three months ended June 30, 2010 and 2009, the Company recognized total stock-based compensation expenses of $6.8 million and $4.5 million, respectively, as well as related tax benefits of $1.9 million and $1.1 million, respectively. For the six months ended June 30, 2010 and 2009, the Company recognized total stock-based compensation expenses of $13.3 million and $14.9 million, respectively, as well as related tax benefits of $3.6 million and $4.4 million, respectively. All stock-based compensation expenses are recognized using a graded method approach and are either classified within operating expenses or selling, general and administrative expenses on the accompanying condensed consolidated statements of operations, with substantially all of the expense being in selling, general and administrative expenses.

Stock Options

Stock option activity for the six months ended June 30, 2010 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	7,986,876	$24.43
Options granted in 2010	0	—
Exercised in 2010	(1,054,787)	$23.94
Cancelled in 2010	(4,875)	$27.16

Outstanding at June 30, 2010	6,927,214	$24.50	3.91	$55,491,438

Exercisable at June 30, 2010	5,240,764	$25.31	3.06	$37,719,608

Vested or expected to vest in the future as of June 30, 2010	6,919,989	$24.50	3.91	$55,431,995

Of the stock options outstanding at June 30, 2010, options for 5,240,764 shares were exercisable and options for 1,686,450 shares were unvested. Of the total stock options outstanding at June 30, 2010, 6,919,989 were vested or expected to vest in the future, net of expected cancellations and forfeitures of 7,225. The intrinsic value of options exercised during the six months ended June 30, 2010 amounted to $6.3 million. There were no options exercised during the six months ended June 30, 2009.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2010, the total remaining unrecognized compensation cost related to unvested stock options amounted to $5.7 million, which will be amortized over the weighted-average remaining requisite service period of 1.1 years.

Restricted Stock

The following table summarizes information about restricted stock activity for the six months ended June 30, 2010:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at December 31, 2009	2,506,575	$21.53
Granted	542,400	$23.58
Vested	(165,375)	$26.02
Forfeited	(3,650)	$24.51

Unvested at June 30, 2010	2,879,950	$21.65

As of June 30, 2010, the total remaining unrecognized compensation cost related to restricted stock amounted to $38.9 million, which will be amortized over the weighted-average remaining requisite service period of 2.3 years.

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

Recent legislation, including the Patient Protection and Affordable Care Act (“PPACA”), the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. PPACA, as amended, is a comprehensive health care reform law that contains a large number of health-related provisions to take effect over the next several years, including various cost containment and program integrity changes that will apply to the home medical equipment industry. MIPPA delayed the implementation of a Medicare competitive bidding program for oxygen equipment and certain other DME items that was scheduled to begin on July 1, 2008 and instituted a 9.5% price reduction nationwide for these items as of January 1, 2009. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. DRA provisions negatively impacted reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning in 2007. MMA changed the pricing formulas used to establish payment rates for inhalation drug therapies resulting in significantly reduced reimbursement beginning in 2005, established a competitive acquisition program for DME, established a Recovery Audit Contractors (“RAC”) program, a demonstration project designed to test a new method for recovery of Medicare overpayments by utilizing private companies operating on a contingent fee basis to identify and recoup Medicare overpayments, and implemented quality standards and accreditation requirements for DME suppliers. These legislative provisions, as currently in effect and when fully implemented, have had and will have a material adverse effect on our business, financial condition, operating results and cash flows.

PPACA was signed into law on March 23, 2010. Together with the Health Care and Education Reconciliation Act of 2010 (signed into law on March 30, 2010) which amended the statute, PPACA is a comprehensive health care law that is intended to expand access to health insurance, reform the health insurance market to provide additional consumer protections, and improve the health care delivery system to reduce costs and produce better outcomes through a combination of cost controls, subsidies and mandates. Among other things, PPACA:

(1)	Introduces a productivity adjustment factor that will be applied to Medicare price updates (covered item updates) for 2011 and each subsequent year. Specifically, Medicare payment amounts would be updated each year by the percentage increase in the consumer price index for all urban consumers (CPI-U) for the 12-month period ending with June of the previous year, reduced by a productivity adjustment (as projected by the Secretary of Health and Human Services). The application of the productivity adjustment may result in the covered item update being negative for a year, and may result in payment rates being less than such payment rates for the preceding year.

(2)	Makes adjustments to the Medicare DME Competitive Acquisition Program (“competitive bidding”). PPACA expands the second round of DME competitive bidding from 70 markets under prior law to 91 markets. The additional competitive bidding areas will include the next 21 largest metropolitan statistical areas beyond the 79 markets previously identified under the program, for a total of 100 markets. PPACA also adds a requirement to competitively bid all areas or use competitive bid information to set prices in all areas by 2016, effectively expanding the program to all geographic markets.

(3)	Makes important changes to key fraud and abuse statutes and increases funding for fraud and abuse enforcement. PPACA increases funding for program integrity initiatives, improves screening of providers and suppliers before and after granting Medicare billing privileges and establishes new and enhanced penalties and procedures to deter fraud and abuse. PPACA also specifically adds a requirement that physician orders for covered items of DME must be written by a physician and must document that a physician, a physician assistant, a nurse practitioner, or a clinical nurse specialist has had a face-to-face encounter (including through the use of telehealth) with the individual involved during the six-month period preceding such written order, or other reasonable timeframe as determined by the Secretary of Health and Human Services.

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

The SCHIP Extension Act, which became law on December 29, 2007, required CMS to adjust the methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted average selling prices (“ASP”) based on actual sales volumes rather than average sales prices. The SCHIP Extension Act also specifically lowered reimbursement for the inhalation drug albuterol. CMS publishes payment rates for inhalation drugs each calendar quarter, representing the unit reimbursement rates in effect for inhalation drugs dispensed within that quarter. These payment rates may be subject to volatility as a result of the underlying ASP data used to determine the rates in effect each quarter. The ASP data published by CMS for inhalation drugs for the third quarter of 2010 includes reductions in the Medicare payment rates for inhalation drugs that will negatively impact the Company’s net revenues by approximately $7.0 million per quarter. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

Additionally, for calendar year 2011, CMS proposes to use 103% of Average Manufacturer Price (AMP) rather than 106 % of ASP for a drug when ASP exceeds AMP by 5% for either two straight quarters or three of the past four quarters. The proposed policy would also limit substitution of the price formula in a given quarter to only those drugs where ASP and AMP can be compared using the same set of national drug codes. In its most recent published report on AMP and ASP comparisons as of the third quarter of 2009, the Office of Inspector General identified two inhalation drugs, formoterol fumarate and albuterol sulfate, on a list of medications that met the 5% threshold. We can not determine at this time which, if any, inhalation drugs might meet the criteria established for substitution in a particular future quarter, nor the impact on payment rates for such drugs in the event that the AMP formula is utilized.

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

On December 8, 2003, MMA was signed into law. The MMA legislation directly impacted reimbursement for the primary respiratory and other DME products that we provide. Among other things, MMA:

(1)	Significantly reduced reimbursement for inhalation drug therapies. Prior to MMA, Medicare reimbursement for covered drugs, including the inhalation drugs that we provide, was limited to 95% of the published average wholesale price (“AWP”) for the drug. Beginning in 2005, inhalation drugs furnished to Medicare beneficiaries are reimbursed at 106% of the volume-weighted average selling price (“ASP”) of the drug, as determined from data provided each quarter by drug manufacturers under a specific formula described in MMA.

(2)	Established a competitive acquisition program for DME that was expected to commence in 2008, but was subsequently delayed by further legislation. MMA instructs CMS to establish and implement programs under which competitive acquisition areas will be established throughout the United States for purposes of awarding contracts for the furnishing of competitively priced items of DME, including oxygen equipment. The program was initially intended to be implemented in phases such that competition under the program would occur in nine of the largest metropolitan statistical areas (“MSAs”) in the first year and an additional 70 of the largest MSAs in a second, subsequent round of bidding.

For each competitive acquisition area, CMS is required to conduct a competition under which providers submit bids to supply certain covered items of DME. Successful bidders are expected to meet certain program quality standards in order to be awarded a contract and only successful bidders can supply the covered items to Medicare beneficiaries in the acquisition area (there are, however, regulations in place that allow non-contracted providers to continue to provide equipment and services to their existing customers at the new prices determined through the bidding process). The contracts are expected to be re-bid at least every three years. CMS is required to award contracts to multiple entities submitting bids in each area for an item or service, but has the authority to limit the number of contractors in a competitive acquisition area to the number it determines to be necessary to meet projected demand.

CMS concluded the bidding process for the first round of MSAs in September 2007. On March 20, 2008, CMS completed the bid evaluation process and announced the payment amounts that would have taken effect in those markets beginning July 1, 2008. Contracts to provide products within the competitive bid areas were awarded to selected suppliers, including the Company, and took effect on July 1, 2008. On July 15, 2008, Congress enacted the MIPPA legislation which retroactively delayed the implementation of competitive bidding and reduced Medicare prices nationwide by 9.5% beginning in 2009 for the product categories, including oxygen, that were initially included in competitive bidding. As a result of the delay, CMS cancelled all contract awards retroactively to June 30, 2008.

On April 18, 2009, the interim final rule (“IFR”) for competitive bidding became effective. The IFR outlined the process for re-bidding the first round of competitive bidding in nine metropolitan markets in 2009, including tentative timelines and bidding requirements. Bidder registration began August 17, 2009 and contract bidding occurred from October 21, 2009 through December 21, 2009. The reimbursement rates resulting from the bidding process will go into effect in each competitive acquisition area on January 1, 2011.

Reimbursement rates from the re-bidding process were publicly released by CMS on June 30, 2010. CMS announced average savings of approximately 32% off the current payment rates in effect for the product categories included in competitive bidding. These payment rates will be in effect in the nine markets only, as of January 1, 2011. Lincare has been offered contracts to provide oxygen equipment in just two of the nine markets, Charlotte and Miami, and we have accepted and signed those contracts. During the first six months of 2010, the Company estimates that its Medicare revenues from the product categories in the nine markets affected by competitive bidding were approximately $23.8 million.

CMS will undertake a second round of competitive bidding in up to 91 additional markets, with contracts expected to be effective as of January 1, 2013. It is not certain at this time whether CMS intends to implement competitive bidding in all 91 markets simultaneously, or whether the program will be phased in over several years. During the first six months of 2010, the Company estimates that its Medicare revenues from the product categories in the 91 additional markets to be included in the second round of competitive bidding were approximately $123.5 million. This estimate may be revised by the Company once CMS publishes the list of zip codes included in the 91 additional markets. The

PPACA legislation requires CMS to expand competitive bidding further to all geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

We will continue to monitor developments regarding the implementation of the competitive bidding program. We can not predict the outcome of the competitive bidding program on our business when fully implemented nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding.

(3)	Established a Recovery Audit Contractors (“RAC”) program to identify and recoup Medicare overpayments from providers. Started in 2005 as a demonstration project by CMS, the RAC program was designed to test a new method for recovery of Medicare overpayments by utilizing private companies operating on a contingent fee basis to identify and recoup Medicare overpayments from providers. Section 302 of the Tax Relief and Health Care Act of 2006 made the program permanent and requires the Department of Health and Human Services to expand the program to all states. The RAC contractors are empowered to withhold future payments, including in cases where the reimbursement rules are unclear or subject to differing interpretations. This activity, as well as the activity of intermediaries and others involved in government reimbursement, may include changes in long-standing interpretations of reimbursement rules.

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

Operating Results

The following table sets forth, for the periods indicated, a summary of the Company’s net revenues by product category:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Oxygen and other respiratory therapy	$371,573	$343,183	$739,760	$679,525
Home medical equipment and other	46,793	37,176	88,646	72,508

Total	$418,366	$380,359	$828,406	$752,033

Net revenues for the three months ended June 30, 2010, increased by $38.0 million (or 10.0%), compared with the three months ended June 30, 2009 and for the six months ended June 30, 2010, increased by $76.4 million (or 10.2%) compared with the six months ended June 30, 2009. The Company estimates that the 10.0% increase in net revenues in the second three-month period of 2010 was comprised of approximately 11.0% internal and acquisition growth offset by approximately 1.0% negative impact from $2.1 million of Medicare payment changes (see “Medicare Reimbursement” above). The Company estimates that the 10.2% increase in net revenues in the six-month period of 2010 was comprised of approximately 11.0% internal and acquisition growth offset by approximately 1.0% negative impact from $5.7 million of Medicare payment changes in 2010. The internal growth in net revenues is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions.

The contribution of oxygen and other respiratory therapy products to our net revenues was 88.8% and 89.3%, respectively, during the three and six months ended June 30, 2010. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of goods and services, as a percentage of net revenues, was 27.2% and 27.1%, respectively, for the three and six months ended June 30, 2010, compared with 27.7% for the comparable prior year periods. Cost of goods and services for the three months ended June 30, 2010, increased $8.1 million, or 7.7%, when compared with the prior year period. Cost of goods and services for the six months ended June 30, 2010, increased $16.5 million, or 7.9%, when compared with the prior year period. The increase in cost of goods and services in 2010 is attributable to an increase in the number of oxygen customers served and higher volumes in our inhalation drug, sleep therapy, enteral nutrition and infusion therapy product lines.

Cost of goods and services for the three and six-month periods includes the cost of medical equipment (excluding depreciation of $27.4 million and $53.7 million in 2010 and $28.1 million and $54.8 million in 2009, respectively), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $13.3 million and $26.5 million for the three and six-month periods of 2010, respectively and approximately $12.8 million and $25.3 million for the three and six-month periods of 2009, respectively. Included in cost of goods and services in the three and six months ended June 30, 2010 are salary and related expenses of pharmacists and pharmacy technicians of $3.3 million and $6.4 million, respectively. Such salary and related expenses for the three and six months ended June 30, 2009, were $3.2 million and $5.7 million, respectively.

Operating expenses, as a percentage of net revenues, were 23.8% and 23.9%, respectively, for the three and six months ended June 30, 2010, compared with 25.4% and 25.8%, respectively, for the comparable prior year periods. Operating expenses for the three and six months ended June 30, 2010, increased by $2.9 million, or 3.0%, and $4.4 million or 2.2%, respectively, over the prior year periods. The Company has been successful in achieving productivity gains that have contributed to containment of the growth in wage expenses and in managing the growth of its employee health benefit costs. These positive developments were partially offset by increases in vehicle related expenses during the first six months of 2010, most significantly fuel costs.

The Company manages 1,081 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

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

Operating Expenses (in thousands)	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Salary and related	$65,108	$64,395	$128,066	$128,497
Facilities	14,963	14,305	30,864	29,365
Vehicles	11,863	10,748	23,508	20,565
General supplies/miscellaneous	7,739	7,297	15,762	15,415

Total	$99,673	$96,745	$198,200	$193,842

Included in operating expenses during the three and six months ended June 30, 2010 are salary and related expenses for Service Reps in the amount of $27.5 million and $53.9 million, respectively. Such salary and related expenses for the three and six months ended June 30, 2009 were $27.7 million and $52.2 million, respectively.

Selling, general and administrative (“SG&A”) expenses, as a percentage of net revenues, were 20.1% and 20.3%, respectively, for the three and six months ended June 30, 2010, compared with 21.0% and 22.0%, respectively, for the comparable prior year periods. SG&A expenses for the three and six months ended June 30, 2010 increased by $4.6 million, or 5.7%, and $3.1 million, or 1.9%, compared to the prior year periods. Contributing to the increase in SG&A expenses during 2010 were higher casualty insurance costs and advertising expenses partially offset by lower share-based compensation costs and administrative payroll and related expenses.

SG&A expenses include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and six months ended June 30, 2010 are salary and related expenses of $64.9 million and $128.2 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and six months ended June 30, 2010 of $17.3 million and $33.6 million, respectively. Included in SG&A during the three and six months ended June 30, 2009 are salary and related expenses of $62.1 million and $129.9 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $17.5 million and $32.4 million during the respective periods. The Company’s respiratory therapists generally provide non-reimbursable clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s prescribed plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Included in depreciation and amortization expense in the three and six months ended June 30, 2010 is depreciation of medical equipment of $27.4 million and $53.7 million, respectively, and depreciation of other property and equipment of $1.9 million and $5.1 million, respectively. Included in depreciation and amortization expense in the three and six months ended June 30, 2009 is depreciation of medical equipment of $28.1 million and $54.8 million, respectively, and depreciation of other property and equipment of $1.9 million and $4.2 million, respectively.

Operating income for the three and six months ended June 30, 2010, was $85.2 million (20.4% of net revenues) and $166.0 million (20.0% of net revenues), respectively, compared with $62.7 million (16.5% of net revenues) and $114.5 million (15.2% of net revenues), respectively, for the comparable prior year periods. The increase in operating income in 2010 is attributed to the increase in net revenues from the Company’s core product lines and the management of the growth in costs and expenses in the first half of 2010 as compared with the prior year period.

Liquidity and Capital Resources

Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operating costs, capital expenditures, acquisitions, debt service and share repurchases.

Net cash provided by operating activities decreased by 4.8% to $142.0 million for the six months ended June 30, 2010, compared with $149.1 million for the six months ended June 30, 2009. Net cash used in investing and financing activities was $71.0 million for the six months ended June 30, 2010. Investing and financing activities during the six-month period ended June 30, 2010 included our net investment in property and equipment of $54.9 million, $11.3 million of business acquisition expenditures (excluding $5.3 million of cash restricted for future contingent payments), $50.0 million of repurchases of our common stock, proceeds of $25.0 million from the sale of investments, and proceeds of $25.8 million from the exercise of stock options.

As of June 30, 2010, our principal sources of liquidity consisted of approximately $91.4 million of cash and equivalents, $33.7 million of short-term investments and $356.4 million available under our revolving credit agreement. The revolving credit agreement, dated December 1, 2006, makes available to us up to $390.0 million over a five-year period, subject to certain terms and conditions set forth in the agreement. As of June 30, 2010, there were $33.6 million of standby letters of credit issued under the credit facility.

At June 30, 2010, the Company held $33.7 million in face amount of auction rate securities. These securities are variable-rate debt instruments with contractual maturities between the years 2020 and 2041 with interest rates that reset every seven or 35 days pursuant to a bidding process as determined by the underlying security indentures. The investments were classified as trading securities and carried at fair value, estimated at $33.7 million as of June 30, 2010. At June 30, 2010, the Company held a put option from UBS Financial Services, Inc. related to its investment in auction rate securities. The put option is carried at fair value, with any realized and unrealized gains and losses included in other income and expense (see Note 3 Investments). On June 30, 2010, the Company exercised the put option and the ARS securities were subsequently liquidated at par value. The Company received $33.7 million in cash proceeds from the sale of the securities on July 1, 2010.

On May 14, 2010, our Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend on the Company’s common stock. The additional shares were distributed to shareholders on June 15, 2010.

On June 21, 2010, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend payable at an annual rate of $0.80 per share of common stock outstanding. The first quarterly dividend of $0.20 per share will be paid on July 29, 2010 to stockholders of record as of July 15, 2010.

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. During the six months ended June 30, 2010, the Company repurchased and retired 1,558,800 shares for $50.0 million pursuant to the repurchase plan. As of June 30, 2010, $347.9 million of the Company’s common stock was eligible for repurchase in accordance with the plan’s formula.

On October 31, 2007, we completed the sale of $275.0 million principal amount of convertible senior debentures, due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and are convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of our common stock or in a combination of cash and shares of common stock, at our option. The base conversion rate for the Debentures as of June 30, 2010 is 29.2569 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to a base conversion price of approximately $34.18 per share. In addition, if at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders of the Series Debentures will receive an additional number of shares of common stock per $1,000 principal amount as determined pursuant to a specified formula. We have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require us to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

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

Accounts receivable balance concentrations by major payor category as of June 30, 2010 and December 31, 2009 were as follows:

Percentage of Accounts Receivable Outstanding:

	June 30, 2010	December 31, 2009
Medicare	33.6%	34.0%
Medicaid/Other Government	14.3%	15.6%
Private Insurance	38.4%	38.8%
Customer Pay	13.7%	11.6%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of June 30, 2010 and December 31, 2009 were as follows:

Percentage of Accounts Aged in Days:

	June 30, 2010
	0-60	61-120	Over 120
Medicare	80.4%	10.3%	9.3%
Medicaid/Other Government	59.7%	15.7%	24.6%
Private Insurance	61.2%	15.4%	23.4%
Customer Pay	37.0%	22.3%	40.7%
All Payors	64.1%	14.7%	21.2%

Percentage of Accounts Aged in Days:

	December 31, 2009
	0-60	61-120	Over 120
Medicare	81.0%	10.2%	8.8%
Medicaid/Other Government	60.4%	17.8%	21.8%
Private Insurance	65.9%	13.3%	20.8%
Customer Pay	44.2%	22.6%	33.2%
All Payors	67.6%	14.1%	18.3%

We operate 34 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of June 30, 2010, there were 1,386 full-time employees in the RBCOs. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within our proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that we can access to determine the status of individual claims. We have benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 69.9% of all payments received. We believe that our collection procedures contribute to our accounts receivable days sales outstanding (“DSO”) of 44 days at June 30, 2010 and bad debt expense of 1.5% being among the lowest in the industry, according to published industry data and public filings of some of our competitors.

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

Recent legislation, including the Patient Protection and Affordable Care Act (“PPACA”), the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. PPACA, as amended, is a comprehensive health care reform law that contains a large number of health-related provisions to take effect over the next several years, including various cost containment and program integrity changes that will apply to the home medical equipment industry. MIPPA delayed the implementation of a Medicare competitive bidding program for oxygen equipment and certain other DME items that was scheduled to begin on July 1, 2008 and instituted a 9.5% price reduction nationwide for these items as of January 1, 2009. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. DRA provisions negatively impacted reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning in 2007. MMA changed the pricing formulas used to establish payment rates for inhalation drug therapies resulting in significantly reduced reimbursement beginning in 2005, established a competitive acquisition program for DME, established a Recovery Audit Contractors (“RAC”) program, a demonstration project designed to test a new method for recovery of Medicare overpayments by utilizing private companies operating on a contingent fee basis to identify and recoup Medicare overpayments, and implemented quality standards and accreditation requirements for DME suppliers. These legislative provisions, as currently in effect and when fully implemented, have had and will have a material adverse effect on our business, financial condition, operating results and cash flows. See “MEDICARE REIMBURSEMENT” for a full discussion of the PPACA, MIPPA, SCHIP Extension Act, DRA and MMA provisions.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE AND RENTAL OF MEDICARE-COVERED OXYGEN AND DME ITEMS, AND RECENT LEGISLATIVE ACTS IMPOSE SUBSTANTIAL CHANGES IN THE MEDICARE PAYMENT METHODOLOGIES AND REDUCTIONS IN THE MEDICARE PAYMENT AMOUNTS FOR THESE ITEMS.

DRA changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment is made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009. We anticipate that the new oxygen payment rules will continue to negatively affect our net revenues on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in up to two or more years without rental income from these customers.

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

On July 15, 2008, Congress enacted the MIPPA legislation which reduced Medicare payment rates nationwide for certain DME items, including oxygen equipment, by 9.5% beginning in 2009. In addition to the 9.5% reduction, CMS subjected the monthly payment amount for stationary oxygen equipment to additional cuts of 2.3% in 2009, thereby reducing the monthly payment rate from $199.28 in 2008 to $175.79 in 2009. On November 13, 2009, CMS announced the revised national monthly payment amount for stationary oxygen equipment furnished to Medicare beneficiaries in 2010 of $173.17, a reduction of 1.5%. We estimate that this reduction will negatively impact our revenues in 2010 by approximately $9.0 million.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED RESPIRATORY MEDICATIONS, AND RECENT LEGISLATION AND MEDICARE POLICY REVISIONS IMPOSED SIGNIFICANT REDUCTIONS IN MEDICARE REIMBURSEMENT FOR SUCH INHALATION DRUGS.

Recently enacted legislation negatively affected Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008 (See “MEDICARE REIMBURSEMENT”). The SCHIP Extension Act required CMS to adjust the average sales price (“ASP”) calculation methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted ASPs based on actual sales volume rather than average sales price. The SCHIP Extension Act also specifically lowered reimbursement for the inhalation drug albuterol. CMS publishes payment rates for inhalation drugs each calendar quarter, representing the unit reimbursement rates in effect for inhalation drugs dispensed within that quarter. These payment rates may be subject to volatility as a result of the underlying ASP data used to determine the rates in effect each quarter. The ASP data published by CMS for inhalation drugs for the third quarter of 2010 includes reductions in the Medicare payment rates for inhalation drugs that will negatively impact the Company’s net revenues by approximately $7.0 million per quarter. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

Additionally, for calendar year 2011, CMS proposes to use 103% of Average Manufacturer Price (AMP) rather than 106% of ASP for a drug when ASP exceeds AMP by 5% for either two straight quarters or three of the past four quarters. The proposed policy would also limit substitution of the price formula in a given quarter to only those drugs where ASP and AMP can be compared using the same set of national drug codes. In its most recent published report on AMP and ASP comparisons as of the third quarter of 2009, the Office of Inspector General identified two inhalation drugs, formoterol fumarate and albuterol sulfate, on a list of medications that met the 5% threshold. We can not determine at this time which, if any, inhalation drugs might meet the criteria established for substitution in a particular future quarter, nor the impact on payment rates for such drugs in the event that the AMP formula is utilized.

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

FUTURE IMPLEMENTATION OF A COMPETITIVE BIDDING PROCESS UNDER MEDICARE COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

CMS is required by law to establish and implement programs under which competitive acquisition areas will be established throughout the United States for purposes of awarding contracts for the furnishing of competitively priced items of DME, including oxygen equipment (See “MEDICARE REIMBURSEMENT”). The program was initially intended to be implemented in phases such that competition under the program would occur in nine of the largest MSAs in the first year, and an additional 70 of the largest MSAs in a second, subsequent round of bidding. The PPACA legislation expands the second round of DME competitive bidding from 70 markets under prior law to 91 markets. The additional competitive bidding areas will include the next 21 largest metropolitan statistical areas beyond the 79 markets previously identified under the program, for a total of 100 markets. PPACA also adds a requirement to competitively bid all areas or use competitive bid information to set prices in all areas by 2016, effectively expanding the program to all geographic markets.

For each competitive acquisition area, CMS is required to conduct a competition under which providers submit bids to supply certain covered items of DME. Successful bidders are expected to meet certain program quality standards in order to be awarded a contract and only successful bidders can supply the covered items to Medicare beneficiaries in the acquisition area (there are, however, regulations in place that allow non-contracted providers to continue to provide equipment and services to their existing customers at the new prices determined through the bidding process). The contracts are expected to be re-bid at least every three years. CMS is required to award contracts to multiple entities submitting bids in each area for an item or service, but has the authority to limit the number of contractors in a competitive acquisition area to the number it determines to be necessary to meet projected demand.

CMS concluded the bidding process for the first round of MSAs in September 2007. On March 20, 2008, CMS completed the bid evaluation process and announced the payment amounts that would have taken effect in those markets beginning July 1, 2008. Contracts to provide products within the competitive bid areas were awarded to selected suppliers, including the Company, and took effect on July 1, 2008. On July 15, 2008, Congress enacted the MIPPA legislation which retroactively delayed the implementation of competitive bidding and reduced Medicare prices nationwide by 9.5% beginning in 2009 for the product categories, including oxygen, that were initially included in competitive bidding. As a result of the delay, CMS cancelled all contract awards retroactively to June 30, 2008.

On April 18, 2009, the interim final rule (“IFR”) for competitive bidding became effective. The IFR outlined the process for re-bidding the first round of competitive bidding in nine metropolitan markets in 2009, including tentative timelines and bidding requirements. Bidder registration began August 17, 2009 and contract bidding occurred from October 21, 2009 through December 21, 2009. The reimbursement rates resulting from the bidding process will go into effect in each competitive acquisition area on January 1, 2011.

Reimbursement rates from the re-bidding process were publicly released by CMS on June 30, 2010. CMS announced average savings of approximately 32% off the current payment rates in effect for the product categories included in competitive bidding. These payment rates will be in effect in the nine markets only, as of January 1, 2011. Lincare has been offered contracts to provide oxygen equipment in just two of the nine markets, Charlotte and Miami, and we have accepted and signed those contracts. During the first six months of 2010, the Company estimates that its Medicare revenues from the product categories in the nine markets affected by competitive bidding were approximately $23.8 million. CMS will undertake a second round of competitive bidding in up to 91 additional markets, with contracts expected to be effective as of January 1, 2013. It is not certain at this time whether CMS intends to implement competitive bidding in all 91 markets simultaneously, or whether the program will be phased in over several years. During the first six months of 2010, the Company estimates that its Medicare revenues from the product categories in the 91 additional markets to be included in the second round of competitive bidding were approximately $123.5 million. This estimate may be revised by the Company once CMS publishes the list of zip codes included in the 91 additional markets. The PPACA legislation requires CMS to expand competitive bidding further to all geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

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

FUTURE REDUCTIONS IN REIMBURSEMENT RATES FROM PRIVATE PAYORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Payors such as private insurance companies and employers are under pressure to increase profitability and reduce costs. In response, certain payors are limiting coverage or reducing reimbursement rates for the equipment and services we provide. Approximately 28% of our customers and approximately 33% of our primary and secondary payments are derived from private payors. Continued financial pressures on these entities could lead to further reimbursement reductions for our equipment and services that could have a material adverse effect on our financial condition and operating results.

WE DEPEND UPON REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR A SIGNIFICANT MAJORITY OF OUR REVENUES, AND IF WE FAIL TO MANAGE THE COMPLEX AND LENGTHY REIMBURSEMENT PROCESS, OUR BUSINESS AND OPERATING RESULTS COULD SUFFER.

We derive a significant majority of our revenues from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Approximately 48% of our revenues are derived from Medicare, 33% from private insurance carriers, 12% from Medicaid and the balance directly from individual customers and commercial entities.

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

Our revolving credit facility is subject to changing LIBOR-based interest rates. At June 30, 2010, we had no outstanding borrowings under the credit facility.

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

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, the Company repurchased approximately 1.6 million shares of its common stock in the open market.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program

April 1, 2010 to April 30, 2010	0	$0.00	0	$345,228,000
May 1, 2010 to May 31, 2010	0	0.00	0	$384,695,000
June 1, 2010 to June 30, 2010	1,558,800	32.05	1,558,800	$347,863,000

Total	1,558,800	$32.05	1,558,800

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. As of June 30, 2010, $347.9 million of common stock was eligible for repurchase in accordance with the plan’s formula.

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

LINCARE HOLDINGS INC.
Registrant

/S/ PAUL G. GABOS
Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer

August 4, 2010

INDEX OF EXHIBITS

Exhibit Number	Exhibit
3.10 (A)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.11 (A)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.20 (B)	Amended and Restated By-Laws of Lincare Holdings Inc.

4.10 (C)	Lincare Holdings Inc. Indenture dated as of June 11, 2003

4.20 (C)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003

4.30 (D)	Lincare Holdings Inc. Series A Indenture dated as of October 31, 2007

4.40 (D)	Lincare Holdings Inc. Series B Indenture dated as of October 31, 2007

4.50 (D)	Lincare Holdings Inc. Registration Rights Agreement dated as of October 31, 2007

4.60 (D)	First Amendment to Credit Agreement with Bank of America, N.A. as Agent and Calyon, New York Branch as Syndication Agent dated as of October 31, 2007

31.1	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

A	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.

B	Incorporated by reference to the Registrant’s Form 8-K dated November 26, 2007.

C	Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.

D	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2007.

*	Furnished herewith

S-1