Form 10-Q
period 2010-09-30
LINCARE HOLDINGS INC
filed 2010-11-01
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2010
Common Stock, $0.01 par value	97,615,722

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS	September 30, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$177,098	$20,428
Short-term investments	20,000	58,650
Restricted cash	5,345	0
Accounts receivable, net	192,666	159,542
Income tax receivable	15,742	3,325
Inventories	9,042	13,617
Prepaid and other current assets	2,241	3,742
Deferred income taxes	25,407	25,646

Total current assets	447,541	284,950

Property and equipment, net	339,223	339,250
Goodwill	1,255,070	1,243,404
Other	8,103	9,590

Total assets	$2,049,937	$1,877,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations	$6,005	$2,767
Accounts payable	52,866	49,959
Accrued expenses:
Compensation and benefits	47,108	42,016
Liability insurance	18,624	19,461
Other current liabilities	57,570	49,264

Total current liabilities	182,173	163,467

Long-term obligations, net, excluding current installments	490,006	482,104
Deferred income taxes and other taxes	363,020	329,708

Total liabilities	1,035,199	975,279

Commitments and contingencies:
Stockholders’ equity:
Common stock	981	980
Additional paid-in capital	677,072	632,653
Retained earnings	336,685	268,282

Total stockholders’ equity	1,014,738	901,915

Total liabilities and stockholders’ equity	$2,049,937	$1,877,194

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net revenues	$418,673	$392,644	$1,247,079	$1,144,677

Costs and expenses:
Cost of goods and services	115,215	109,810	339,730	317,874
Operating expenses	100,464	98,440	298,664	292,282
Selling, general and administrative expenses	79,405	82,090	247,736	247,360
Bad debt expense	10,980	5,890	23,406	17,170
Depreciation and amortization expense	28,924	30,303	87,847	89,353

	334,988	326,533	997,383	964,039

Operating income	83,685	66,111	249,696	180,638

Other income (expense):
Interest income	133	160	368	738
Interest expense	(9,098)	(8,773)	(27,048)	(26,106)

	(8,965)	(8,613)	(26,680)	(25,368)

Income before income taxes	74,720	57,498	223,016	155,270
Income tax expense	29,268	21,470	87,513	59,785

Net income	$45,452	$36,028	$135,503	$95,485

Basic earnings per common share	$0.48	$0.36	$1.42	$0.92

Diluted earnings per common share	$0.47	$0.36	$1.39	$0.92

Dividends declared per common share	$0.00	$0.00	$0.20	$0.00

Weighted average number of common shares outstanding	95,214	100,481	95,666	103,353

Weighted average number of common shares and common share equivalents outstanding	96,705	101,377	97,489	103,970

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income	$135,503	$95,485
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	23,406	17,170
Depreciation and amortization expense	87,847	89,353
Net gain on disposal of property and equipment	(26)	(21)
Amortization of debt issuance costs	1,327	1,327
Amortization of discount on bonds payable	13,750	12,821
Stock-based compensation expense	19,793	19,417
Deferred income taxes	34,589	26,662
Excess tax benefit from stock-based compensation	(394)	0
Change in assets and liabilities net of effects of acquired businesses:
Accounts receivable	(56,530)	(9,520)
Inventories	5,187	448
Prepaid and other assets	1,514	(641)
Accounts payable	488	(9,082)
Accrued expenses and other current liabilities	10,271	6,966
Income taxes payable	(11,437)	4,128
Long-term obligations	(6,125)	0

Net cash provided by operating activities	259,163	254,513

Cash flows from investing activities:
Proceeds from sale of property and equipment	49	82
Capital expenditures	(80,380)	(84,570)
Purchases of investments	(20,000)	0
Sales and maturities of investments	58,650	1,300
Business acquisitions, net of cash acquired and purchase price adjustments	(11,375)	(5,067)
Cash restricted for future payments	(5,345)	0

Net cash used in investing activities	(58,401)	(88,255)

Cash flows from financing activities:
Payments of principal on debt	(1,034)	(3,227)
Payment of cash dividends	(19,617)	0
Proceeds from exercise of stock options and issuance of common shares	26,126	6,812
Excess tax benefit from stock-based compensation	394	0
Payments to acquire treasury stock	(49,961)	(150,276)

Net cash used in financing activities	(44,092)	(146,691)

Net increase in cash and cash equivalents	156,670	19,567
Cash and cash equivalents, beginning of period	20,428	72,651

Cash and cash equivalents, end of period	$177,098	$92,218

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,563	$7,585

Cash paid for income taxes	$65,504	$31,557

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

On May 14, 2010, the Company’s Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend on the Company’s common stock. The additional shares were distributed to stockholders on June 15, 2010. All share and per share information has been adjusted retrospectively for all periods presented to reflect this stock split.

Investments: The Company determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. Based upon the Company’s intentions and ability to hold certain assets until maturity, the Company classifies certain debt securities as held-to-maturity and measures them at amortized cost. The Company classifies certain other debt securities as available-for-sale and measures them at fair value with unrealized gains or losses recorded in other comprehensive income. The Company classifies certain other debt securities as trading securities and measures them at fair value with unrealized gains or losses recorded in net income. Realized gains and losses from the sale of all three categories of investments are included in net income and are determined on a specific identification basis. Interest income and dividend income, if any, for all three categories of investments are included in net income.

Restricted Cash: Restricted cash is held in an interest-bearing escrow account for the purposes of complying with and performing certain contractual obligations in connection with the February 1, 2010 purchase of the respiratory therapy, home medical equipment and infusion therapy business of Gentiva Health Services, Inc. (see Note 4, Business Combinations).

Concentration of Credit Risk: The Company’s revenues are generated through locations in 48 states. The Company generally does not require collateral or other security in extending credit to customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally and state funded programs, which represented approximately 60% of net revenues for the nine months ended September 30, 2010 and 2009. The exclusion of the Company from participating in state and federally funded programs would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

Revenue Recognition and Accounts Receivable: The Company’s revenues are recognized on an accrual basis in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payors. The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

equipment or supply provided to a customer. The Company has established an allowance to account for sales adjustments that result from differences between the payment amount received and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to the Company’s collection procedures. The Company reports revenues in its financial statements net of such sales adjustments.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net Revenues: The following table sets forth, for the periods indicated, a summary of the Company’s net revenues by product category:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Oxygen and other respiratory therapy	$371,023	$353,938	$1,110,783	$1,033,463
Home medical equipment and other	47,650	38,706	136,296	111,214

Total	$418,673	$392,644	$1,247,079	$1,144,677

Included in net revenues in the three and nine months ended September 30, 2010 are rental items that comprise approximately 61.4% of total revenues and sale items that comprise approximately 38.6% of total revenues in both periods. Included in net revenues in the three and nine months ended September 30, 2009 are rental items that comprise approximately 63.0% and 63.7%, respectively, of total revenues and sale items that comprise approximately 37.0% and 36.3%, respectively, of total revenues.

Sales and Certain Other Taxes: In its consolidated financial statements, the Company accounts for taxes imposed on revenue-producing transactions by government authorities on a net basis, and accordingly, exclude such taxes from net revenues. Such taxes include, but are not limited to, sales, use, privilege and excise taxes.

Cost of Goods and Services: Cost of goods and services includes the cost of medical equipment (excluding depreciation of $24.6 million and $78.3 million for the three and nine-month periods in 2010 and $25.0 million and $79.8 million for the three and nine-month periods in 2009, respectively), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $13.4 million and $39.9 million for the three and nine-month periods ended September 30, 2010, respectively. For the three and nine-month periods of 2009, such costs amounted to $12.8 million and $38.1 million, respectively. Included in cost of goods and services in the three and nine-month periods ended September 30, 2010 are salary and related expenses of pharmacists and pharmacy technicians of approximately $3.3 million and $9.7 million, respectively. Such salary and related expenses for the three and nine-month periods ended September 30, 2009, were $2.9 million and $8.6 million, respectively.

Operating Expenses: The Company manages 1,086 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

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

Operating Expenses (in thousands)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009
Salary and related	$64,645	$65,503	$192,711	$194,000
Facilities	15,917	14,432	46,781	43,797
Vehicles	11,938	10,854	35,446	31,419
General supplies/miscellaneous	7,964	7,651	23,726	23,066

Total	$100,464	$98,440	$298,664	$292,282

Included in operating expenses during the three and nine-month periods ended September 30, 2010 are salary and related expenses for Service Reps in the amount of $27.3 million and $81.2 million, respectively. Such salary and related expenses for the three and nine-month periods ended September 30, 2009 were $26.1 million and $78.3 million, respectively.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and nine-month periods ended September 30, 2010 are salary and related expenses of $63.4 million and $191.6 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and nine-month periods ended September 30, 2010 of $17.1 million and $50.7 million, respectively. Included in SG&A during the three and nine-month periods ended September 30, 2009 are salary and related expenses of $63.1 million and $192.9 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and nine-month periods ended September 30, 2009 of $16.5 million and $48.9 million, respectively. The Company’s respiratory therapists generally provide non-reimbursable clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s prescribed plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation, such as the recent illiquidity in the auction rate securities market. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition has caused, and in the future may cause, the Company’s financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the three and nine-month periods ended September 30, 2010, the Company did not have any reclassifications in levels.

The Company estimated the fair value of acquisition-related contingent consideration arrangements by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined by ASC 820, “Fair Value Measurements and Disclosures.” Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

Contingent consideration of $4.2 million was recognized during the first quarter of 2010 in connection with a business acquisition in February 2010. Contingent consideration of $6.1 million was outstanding at December 31, 2009 related to a business acquisition in May 2009. Each period the Company evaluates the fair value of the contingent consideration obligations and records any increases in the fair value as contingent consideration expense and decreases in the fair value as a reduction of contingent consideration expense. Increases or decreases in the fair value of the contingent consideration obligations can result from factors including changes in discount periods and rates and changes in the timing and amount of financial estimates. The fair value of contingent consideration obligations decreased from $10.3 million as of March 31, 2010 to $8.7 million as of June 30, 2010, primarily due to changes in the assumed timing and amount of revenue and expense estimates related to the business acquired in May 2009. The fair value of contingent consideration obligations decreased from $8.7 million as of June 30, 2010 to $4.2 million as of September 30, 2010, pursuant to a mutual release agreement executed in September 2010 by the Company and the former owners of the business acquired in May 2009 that fully discharged the respective contingent consideration obligation. Accordingly, the Company recorded a gain of $4.5 million in the third quarter of 2010 which is reported in selling, general and administrative expenses in its consolidated statement of operations. At September 30, 2010, the amount recognized for the remaining contingent consideration arrangement, the range of outcomes and the assumptions used to develop the estimates, had not materially changed for the business acquired in February 2010.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the valuation of the Company’s financial assets and liabilities as of September 30, 2010 and December 31, 2009, measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Significant Unobservable Inputs (Level 3)
	(In thousands)
	September 30, 2010		December 31, 2009
Assets

Short-term investments – trading securities	$0		$54,215
Short-term investments – UBS Put Option	0		4,435

Total	$0		$58,650

Liabilities

Acquisition-related contingent consideration – short-term	$4,195	(1)	$276	(1)
Acquisition-related contingent consideration – long-term	0	(2)	5,794	(2)

Total	$4,195		$6,070

(1)	Included in current installments of long-term obligations on the accompanying condensed consolidated balance sheets.
(2)	Included in long-term obligations, net, excluding current installments on the accompanying condensed consolidated balance sheets.

The following table presents the changes in the estimated fair values of the Company’s financial assets and liabilities that are measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

	Significant Unobservable Inputs (Level 3)
	(In thousands)
	Assets	Liabilities
Balance on December 31, 2009	$58,650	$6,070
Unrealized gain – trading securities included in earnings	4,435	0
Unrealized loss – UBS Put Option included in earnings	(4,435)	0
Redemptions at par	(58,650)	0
Acquisition-related contingent consideration recorded in 2010	0	4,195
Change in fair value of contingent consideration – included in SG&A	0	(6,070)

Balance on September 30, 2010	$0	$4,195

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

(in thousands)	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$177,098	$177,098	$20,428	$20,428
Short-term investments – held to maturity	20,000	20,000	0	0
Restricted cash	5,345	5,345	0	0

Liabilities:
2.75% Series A Debentures	253,281	293,920	246,186	291,170
2.75% Series B Debentures	231,748	289,108	225,093	289,438
Deferred acquisition obligations	1,810	1,810	2,478	2,478

Fair values were determined as follows:

• The carrying amounts of cash and cash equivalents, short-term investments, restricted cash and deferred acquisition obligations approximate fair value because of the short-term maturity of these instruments. The short-term investments are classified as held-to-maturity and are carried at amortized cost.

• The fair value of the Series A and Series B Debentures are estimated based on several standard market variables, including the Company’s stock price, yield to put/call through conversion and yield to maturity.

Note 3. Investments

All of the auction rate securities held as of December 31, 2009, were secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. The auction rate securities held by the Company were senior obligations under the applicable indentures authorizing the issuance of such securities. The Company received redemptions of these securities, at par, in the amount of $3.1 million in January 2010, $18.2 million in May 2010, $3.7 million in June 2010 and $33.7 million in July 2010.

The auction rate securities owned by the Company were purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”). In November 2008, the Company accepted an offer (the “UBS Put Option”) from UBS to sell to it at par value all of the Company’s remaining auction rate securities during a two-year time period beginning June 30, 2010. The Company elected to measure the UBS Put Option under the fair value option using a discounted cash flow approach that takes into account certain estimates for interest rates and the timing and amount of expected future cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the auction rate securities. The fair value option enables some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting to achieve similar results. On June 30, 2010, the Company exercised the put option to sell the remaining ARS securities at par value and received $33.7 million in cash proceeds on July 1, 2010.

During the nine months ended September 30, 2010, the Company recognized a $4.4 million unrealized gain on the auction rate securities recorded to other income, and recorded a corresponding increase to short-term investments. This

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

was offset by recognizing a $4.4 million unrealized loss on the UBS Put Option recorded to other expense and recording a corresponding decrease to short-term investments. No unrealized gains or losses were recognized in the three months ended September 30, 2010.

During the three months ended September 30, 2009, the Company recognized a $0.1 million unrealized loss on the auction rate securities recorded to other expense, and recorded a corresponding decrease to short-term investments. This was offset by recognizing a $0.1 million unrealized gain on the UBS Put Option recorded to other income, and recording a corresponding increase to short-term investments.

During the nine months ended September 30, 2009, the Company recognized a $6.7 million unrealized gain on the auction rate securities recorded to other income, and recorded a corresponding increase to short-term investments. This was offset by recognizing a $6.7 million unrealized loss on the UBS Put Option recorded to other expense, and recording a corresponding decrease to short-term investments. Accordingly, the change in valuations for the auction rate securities and UBS Put Option had no effect on the Consolidated Statement of Operations for the three and nine-month periods ending September 30, 2010 and September 30, 2009.

On August 10, 2010, the Company invested $20.0 million in a 157-day time deposit issued by Credit Agricole Corporate and Investment Bank maturing on January 14, 2011. The investment is classified as held-to-maturity and carried at amortized cost of $20.0 million in the accompanying balance sheet at September 30, 2010.

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

During the nine-month period ended September 30, 2010, the Company acquired certain assets of five companies. During the nine-month period ended September 30, 2009, the Company acquired certain assets of two companies.

The acquisition date fair value of the total consideration transferred for the 2010 acquisitions was $15.9 million, which consisted of the following:

(In thousands)
Cash	$11,375
Contingent consideration	4,195
Deferred acquisition obligations	353

$15,923

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date for the 2010 acquisitions:

(In thousands)
Current assets	$612
Property and equipment	4,817
Intangible assets	80
Goodwill	11,666
Assumption of liabilities	(265)
Deferred revenue	(987)

$15,923

The results of the 2010 acquisitions have been included in the Company’s financial statements from the acquisition dates forward and were not significant for the first nine months of 2010. Pro forma information for the comparable period of 2009 would not be materially different from amounts reported.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Accounts Receivable, Net

Accounts receivable, net at September 30, 2010 and December 31, 2009 consist of:

	September 30, 2010	December 31, 2009
	(In thousands)
Trade accounts receivable	$243,396	$201,102
Less allowance for sales adjustments and uncollectible accounts	(50,730)	(41,560)

Accounts receivable, net	$192,666	$159,542

Note 6. Property and Equipment, Net

Property and equipment, net at September 30, 2010 and December 31, 2009 consist of:

	September 30, 2010	December 31, 2009
	(In thousands)
Property and equipment at cost	$1,147,131	$1,080,406
Less accumulated depreciation	(807,908)	(741,156)

Property and equipment, net	$339,223	$339,250

Note 7. Other Current Liabilities

Other current liabilities at September 30, 2010 and December 31, 2009 consist of:

	September 30, 2010	December 31, 2009
	(In thousands)
Deferred revenue	$40,381	$37,022
Other current liabilities	17,189	12,242

Other current liabilities	$57,570	$49,264

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Long-Term Obligations

Long-term obligations at September 30, 2010 and December 31, 2009 consist of:

	September 30, 2010	December 31, 2009
	(In thousands)
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2012	$275,000	$275,000
Unamortized discount	(21,719)	(28,814)
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2014	275,000	275,000
Unamortized discount	(43,252)	(49,907)
Other long-term liabilities	4,977	5,031
Capital lease obligations due through 2010	0	13
Unsecured acquisition obligations and contingent consideration, net of imputed interest, payable in various installments through 2011	6,005	8,548

Total long-term obligations	496,011	484,871
Less: current installments	6,005	2,767

Long-term obligations, excluding current installments	$490,006	$482,104

The Company’s revolving credit agreement with several lenders and Bank of America N.A., as agent, dated December 1, 2006, permits the Company to borrow amounts up to $390.0 million under a five-year revolving credit facility. The revolving credit facility contains a $60.0 million letter of credit sub-facility, which reduces the principal amount available under the facility by the amount of outstanding letters of credit on the sub-facility. As of September 30, 2010 and December 31, 2009, no borrowings were outstanding under the credit facility and $33.6 million in standby letters of credit were issued as of those dates. The revolving credit agreement has a maturity date of December 1, 2011. The Company pays an annual administration agency fee along with a quarterly facility fee. The facility fee is based on the Company’s consolidated leverage ratio and ranges between 0.10% and 0.175% annually. The leverage ratio is calculated each quarter to determine the applicable interest rate on revolving loans, the letter of credit fee and the facility fee for the following quarter. The revolving credit agreement contains several financial and other negative and affirmative covenants customary in such agreements and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. The financial covenants in the Company’s credit agreement include interest coverage and leverage ratios, as defined in the agreement. The Company’s credit agreement requires compliance with all covenants set forth in the agreement and the Company was in compliance with all covenants as of September 30, 2010 and December 31, 2009. The credit agreement defines the occurrence of certain specified events as events of default which, if not waived by or cured to the satisfaction of the requisite lenders, allow the lenders to take actions against the Company, including termination of commitments under the agreement, acceleration of any unpaid principal and accrued interest in respect of outstanding borrowings, payment of additional cash collateral to be held in escrow for the benefit of the lenders and enforcement of any and all rights and interests created and existing under the credit agreement. Under certain conditions, an event of default may result in an increase in the interest rate (the “Default Rate”) payable by the Company on loans outstanding under the credit facility. The Default Rate is equal to the interest rate (including any applicable percentage as set forth in the agreement) otherwise applicable to such loans plus 2% per annum. In the case of a bankruptcy event (as defined in the credit agreement), all commitments automatically terminate and all amounts outstanding under the credit facility become immediately due and payable.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On October 31, 2007, the Company completed the sale of $275.0 million principal amount of convertible senior debentures due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and will be convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of the Company’s common stock or in a combination of cash and shares of common stock, at the Company’s option. The base conversion rate for the Debentures as of September 30, 2010 is 29.4580 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to a base conversion price of approximately $33.95 per share. In addition, if at the time of conversion the applicable price of the Company’s common stock exceeds the base conversion price, holders of the Series A Debentures and Series B Debentures will receive an additional number of shares of common stock per $1,000 principal amount of the Debentures, as determined pursuant to a specified formula. The Company will have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require the Company to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

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

The debt and equity components recognized for the Series A and Series B convertible debentures were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Series A	Series B	Series A	Series B

Principal amount of convertible debentures	$275,000	$275,000	$275,000	$275,000
Unamortized discount	(21,719)	(43,252)	(28,814)	(49,907)
Net carrying amount	253,281	231,748	246,186	225,093
Additional paid-in capital	29,065	41,238	29,065	41,238

At September 30, 2010, the remaining period over which the discount on the liability components will be amortized is 25 months and 49 months for the Series A and Series B convertible debentures, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The amount of interest expense recognized for the three months ended September 30, 2010 and 2009 was as follows (in thousands):

	September 30, 2010		September 30, 2009
	Series A	Series B	Series A	Series B
Contractual coupon interest	$1,891	$1,891	$1,891	$1,891
Amortization of discount on convertible debentures	2,405	2,259	2,247	2,101

Interest expense	$4,296	$4,150	$4,138	$3,992

The amount of interest expense recognized for the nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	September 30, 2010		September 30, 2009
	Series A	Series B	Series A	Series B
Contractual coupon interest	$5,672	$5,672	$5,672	$5,672
Amortization of discount on convertible debentures	7,095	6,655	6,628	6,193

Interest expense	$12,767	$12,327	$12,300	$11,865

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

The Internal Revenue Service has completed its examination of the Company’s U.S. income tax returns through 2008. The U.S. federal statute of limitations remains open for the years 2007 and forward. There are no material disputes for the open tax years. The years 2009 and 2010 are currently under examination.

Note 10. Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the Company’s earnings, including exercise of outstanding stock options and non-vested restricted stock. As discussed in Note 8, the conditions for conversion related to the Company’s Convertible Debentures have never been met. Accordingly, there was no impact on diluted earnings per share attributable to assumed conversion. When the exercise of stock options or the inclusion of awards would be anti-dilutive, they are excluded from the earnings per common share calculation. For the three and nine months ended September 30, 2010, the number of excluded shares underlying anti-dilutive stock options and awards was 3,948,714 and 2,748,934, respectively. For the three and nine months ended September 30, 2009, the number of excluded shares underlying anti-dilutive stock options and awards was 8,698,125 and 10,752,062, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Numerator:
Income available to common stockholders and holders of dilutive securities	$45,452	$36,028	$135,503	$95,485

Denominator:
Weighted average shares	95,214	100,481	95,666	103,353
Effect of dilutive securities:
Incremental shares under stock compensation plans	1,491	896	1,823	617

Adjusted weighted average shares	96,705	101,377	97,489	103,970

Per share amount:
Basic	$0.48	$0.36	$1.42	$0.92

Diluted	$0.47	$0.36	$1.39	$0.92

Note 11. Stock-Based Compensation

For the three months ended September 30, 2010 and 2009, the Company recognized total stock-based compensation expenses of $6.5 million and $4.5 million, respectively, as well as related tax benefits of $1.7 million and $33.0 thousand, respectively. For the nine months ended September 30, 2010 and 2009, the Company recognized total stock-based compensation expenses of $19.8 million and $19.4 million, respectively, as well as related tax benefits of $5.3 million and $4.4 million, respectively. All stock-based compensation expenses are recognized using a graded method approach and are either classified within operating expenses or selling, general and administrative expenses on the accompanying condensed consolidated statements of operations, with substantially all of the expense being in selling, general and administrative expenses.

Stock Options

Stock option activity for the nine months ended September 30, 2010 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	7,986,876	$24.43
Options granted in 2010	0	—
Exercised in 2010	(1,055,537)	$23.93
Cancelled in 2010	(4,875)	$27.16

Outstanding at September 30, 2010	6,926,464	$24.50	3.66	$13,220,423

Exercisable at September 30, 2010	5,582,464	$25.49	2.81	$6,903,623

Vested or expected to vest in the future as of September 30, 2010	6,923,507	$24.50	3.66	$13,206,526

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Of the stock options outstanding at September 30, 2010, options for 5,582,464 shares were exercisable and options for 1,344,000 shares were unvested. Of the total stock options outstanding at September 30, 2010, 6,923,507 were vested or expected to vest in the future, net of expected cancellations and forfeitures of 2,957. The intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 amounted to $6.3 million and $0.4 million, respectively.

As of September 30, 2010, the total remaining unrecognized compensation cost related to unvested stock options amounted to $4.3 million, which will be amortized over the weighted-average remaining requisite service period of 1.1 years.

Restricted Stock

The following table summarizes information about restricted stock activity for the nine months ended September 30, 2010:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at December 31, 2009	2,506,575	$21.53
Granted	542,400	$23.58
Vested	(165,375)	$26.02
Forfeited	(14,000)	$24.97

Unvested at September 30, 2010	2,869,600	$21.64

As of September 30, 2010, the total remaining unrecognized compensation cost related to restricted stock amounted to $34.1 million, which will be amortized over the weighted-average remaining requisite service period of 2.1 years.

Note 12. Subsequent Event

On October 1, 2010, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.20 per share which was paid on October 29, 2010 to stockholders of record as of October 15, 2010. The total dividend paid was $19.6 million.

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

The SCHIP Extension Act, which became law on December 29, 2007, required CMS to adjust the methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted average selling prices (“ASP”) based on actual sales volumes rather than average sales prices. The SCHIP Extension Act also specifically lowered reimbursement for the inhalation drug albuterol. CMS publishes payment rates for inhalation drugs each calendar quarter, representing the unit reimbursement rates in effect for inhalation drugs dispensed within that quarter. These payment rates may be subject to volatility as a result of the underlying ASP data used to determine the rates in effect each quarter. The ASP data published by CMS for inhalation drugs for the third quarter of 2010 included reductions in the Medicare payment rates for inhalation drugs that negatively impacts the Company’s net revenues by approximately $7.0 million per quarter. The ASP rates published by CMS for the fourth quarter of 2010 will result in additional reductions in our net revenues of approximately $3.0 million per quarter. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

Additionally, for calendar year 2011, CMS proposes to use 103% of Average Manufacturer Price (“AMP”) rather than 106 % of ASP for a drug when ASP exceeds AMP by 5% for either two straight quarters or three of the past four quarters. The proposed policy would also limit substitution of the price formula in a given quarter to only those drugs where ASP and AMP can be compared using the same set of national drug codes. The Office of Inspector General’s most recent published report on AMP and ASP comparisons as of the fourth quarter of 2009 did not include any inhalation drugs on the list of medications that met the 5% threshold. We can not determine at this time which, if any, inhalation drugs might meet the criteria established for substitution in a particular future quarter, nor the impact on payment rates for such drugs in the event that the AMP formula is utilized.

On February 1, 2006, Congress passed the DRA legislation which changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment is made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009. We anticipate that the new oxygen payment rules will continue to negatively affect our net revenues on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in up to two or more years without rental income on these customers. During the first nine months of 2010, we estimate that our net revenues were reduced by an additional $15.8 million attributable to customers reaching the payment cap.

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

Reimbursement rates from the re-bidding process were publicly released by CMS on June 30, 2010. CMS announced average savings of approximately 32% off the current payment rates in effect for the product categories included in competitive bidding. These payment rates will be in effect in the nine markets only, as of January 1, 2011. Lincare has been offered contracts to provide oxygen equipment in just two of the nine markets, Charlotte and Miami, and we have accepted and signed those contracts. The Company estimates that its annual Medicare revenues from the product categories in the nine markets affected by competitive bidding are approximately $48.0 million.

CMS will undertake a second round of competitive bidding in up to 91 additional markets, with contracts expected to be effective as of January 1, 2013. It is not certain at this time whether CMS intends to implement competitive bidding in all 91 markets simultaneously, or whether the program will be phased in over several years. The Company estimates that its annual Medicare revenues from the product categories in the 91 additional markets to be included in the second round of competitive bidding are approximately $247.0 million. This estimate may be revised by the Company once CMS publishes the list of zip codes included in the 91 additional markets. The PPACA legislation requires CMS to expand competitive bidding further to all geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

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

Operating Results

The following table sets forth, for the periods indicated, a summary of the Company’s net revenues by product category:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Oxygen and other respiratory therapy	$371,023	$353,938	$1,110,783	$1,033,463
Home medical equipment and other	47,650	38,706	136,296	111,214

Total	$418,673	$392,644	$1,247,079	$1,144,677

Net revenues for the three months ended September 30, 2010, increased by $26.0 million (or 6.6%), compared with the three months ended September 30, 2009 and for the nine months ended September 30, 2010, increased by $102.4 million (or 8.9%) compared with the nine months ended September 30, 2009. The Company estimates that the 6.6% increase in net revenues in the three-month period of 2010 was comprised of approximately 10.0% internal and acquisition growth offset by approximately 3.4% negative impact from $13.1 million of Medicare payment changes (see “Medicare Reimbursement” above). The Company estimates that the 8.9% increase in net revenues in the nine-month period of 2010 was comprised of approximately 10.6% internal and acquisition growth offset by approximately 1.7% negative impact from $18.9 million of Medicare payment changes in 2010. The internal growth in net revenues is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions.

The contribution of oxygen and other respiratory therapy products to our net revenues was 88.6% and 89.1%, respectively, during the three and nine months ended September 30, 2010. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of goods and services, as a percentage of net revenues, was 27.5% and 27.2%, respectively, for the three and nine months ended September 30, 2010, compared with 28.0% and 27.8%, respectively, for the comparable prior year periods. Cost of goods and services for the three months ended September 30, 2010, increased $5.4 million, or 4.9%, when compared with the prior year period. Cost of goods and services for the nine months ended September 30, 2010, increased $21.9 million, or 6.9%, when compared with the prior year period. The increase in cost of goods and services in 2010 is attributable to an increase in the number of oxygen customers served and higher volumes in our inhalation drug, sleep therapy, enteral nutrition and infusion therapy product lines.

Cost of goods and services for the three and nine-month periods includes the cost of medical equipment (excluding depreciation of $24.6 million and $78.3 million in 2010 and $25.0 million and $79.8 million in 2009, respectively), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $13.4 million and $39.9 million for the three and nine-month periods of 2010, respectively, and approximately $12.8 million and $38.1 million for the three and nine-month periods of 2009, respectively. Included in cost of goods and services in the three and nine months ended September 30, 2010 are salary and related expenses of pharmacists and pharmacy technicians of $3.3 million and $9.7 million, respectively. Such salary and related expenses for the three and nine months ended September 30, 2009, were $2.9 million and $8.6 million, respectively.

Operating expenses, as a percentage of net revenues, were 24.0% and 23.9%, respectively, for the three and nine months ended September 30, 2010, compared with 25.1% and 25.5%, respectively, for the comparable prior year periods. Operating expenses for the three and nine months ended September 30, 2010, increased by $2.0 million, or 2.1%, and $6.4 million or 2.2%, respectively, over the prior year periods. The Company has been successful in achieving productivity gains that have contributed to containment of the growth in wage expenses and in managing the growth of its employee health benefit costs. These positive developments were partially offset by increases in vehicle related expenses during the first nine months of 2010, most significantly fuel costs, and higher facility expenses including rent and utilities.

The Company manages 1,086 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

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

Operating Expenses (in thousands)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009
Salary and related	$64,645	$65,503	$192,711	$194,000
Facilities	15,917	14,432	46,781	43,797
Vehicles	11,938	10,854	35,446	31,419
General supplies/miscellaneous	7,964	7,651	23,726	23,066

Total	$100,464	$98,440	$298,664	$292,282

Included in operating expenses during the three and nine months ended September 30, 2010 are salary and related expenses for Service Reps in the amount of $27.3 million and $81.2 million, respectively. Such salary and related expenses for the three and nine months ended September 30, 2009 were $26.1 million and $78.3 million, respectively.

Selling, general and administrative (“SG&A”) expenses, as a percentage of net revenues, were 19.0% and 19.9%, respectively, for the three and nine months ended September 30, 2010, compared with 20.9% and 21.6%, respectively, for the comparable prior year periods. SG&A expenses for the three and nine months ended September 30, 2010 decreased by $2.7 million, or 3.3%, and increased $0.4 million, or 0.2%, compared to the prior year periods. Contributing to the change in SG&A expenses during 2010 were higher casualty insurance costs and advertising expenses partially offset by lower share-based compensation costs and administrative payroll and related expenses and a reduction in the fair value of a contingent consideration obligation related to a prior period business acquisition.

SG&A expenses include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and nine months ended September 30, 2010 are salary and related expenses of $63.4 million and $191.6 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and nine months ended September 30, 2010 of $17.1 million and $50.7 million, respectively. Included in SG&A during the three and nine months ended September 30, 2009 are salary and related expenses of $63.1 million and $192.9 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $16.5 million and $48.9 million during the respective periods. The Company’s respiratory therapists generally provide non-reimbursable clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s prescribed plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Bad debt expense as a percentage of net revenues was 2.6% and 1.9%, respectively, for the three and nine months ended September 30, 2010, compared with 1.5% for the three and nine months ended September 30, 2009. Bad debt expense for the three and nine months ended September 30, 2010 increased by $5.1 million and $6.2 million, respectively, over the comparable prior year periods. In the third quarter of 2010, we increased our allowance for uncollectible accounts by $4.7 million over the prior period estimate of 1.5% of net revenues to reflect the increase in the aging of our accounts receivable, particularly with respect to amounts due from customers for insurance copayments and deductibles.

Included in depreciation and amortization expense in the three and nine months ended September 30, 2010 is depreciation of medical equipment of $24.6 million and $78.3 million, respectively, and depreciation of other property and equipment of $4.2 million and $9.3 million, respectively. Included in depreciation and amortization expense in the three and nine months ended September 30, 2009 is depreciation of medical equipment of $25.0 million and $79.8 million, respectively, and depreciation of other property and equipment of $5.1 million and $9.3 million, respectively.

Operating income for the three and nine months ended September 30, 2010, was $83.7 million (20.0% of net revenues) and $249.7 million (20.0% of net revenues), respectively, compared with $66.1 million (16.8% of net revenues) and $180.6 million (15.8% of net revenues), respectively, for the comparable prior year periods. The increase in operating income in 2010 is attributed to the increase in net revenues from the Company’s core product lines and the management of the growth in costs and expenses during the first nine months of 2010 as compared with the prior year period.

Liquidity and Capital Resources

Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operating costs, capital expenditures, acquisitions, debt service and share repurchases.

Net cash provided by operating activities increased by 1.8% to $259.2 million for the nine months ended September 30, 2010, compared with $254.5 million for the nine months ended September 30, 2009. Net cash used in investing and financing activities was $102.5 million for the nine months ended September 30, 2010. Investing and financing activities during the nine-month period ended September 30, 2010 included our net investment in property and equipment of $80.3 million, $20.0 million of short-term investments, $19.6 million of dividends paid, $11.4 million of business acquisition expenditures (excluding $5.3 million of cash restricted for future contingent payments), $50.0 million of repurchases of our common stock, proceeds of $58.7 million from the sale of investments, and proceeds of $26.1 million from the exercise of stock options.

As of September 30, 2010, our principal sources of liquidity consisted of approximately $177.1 million of cash and cash equivalents, $20.0 million of short-term investments and $356.4 million available under our revolving credit agreement. The revolving credit agreement, dated December 1, 2006, makes available to us up to $390.0 million over a five-year period, subject to certain terms and conditions set forth in the agreement. As of September 30, 2010, there were $33.6 million of standby letters of credit issued under the credit facility.

On July 1, 2010, the Company received $33.7 million in cash proceeds from the sale of auction rate securities at par value. No gain or loss was recognized on the sale of the securities. On August 10, 2010, the Company invested $20.0 million in a 157-day time deposit issued by Credit Agricole Corporate and Investment Bank maturing on January 14, 2011. The investment is classified as held-to-maturity and carried at amortized cost of $20.0 million in the accompanying balance sheet at September 30, 2010.

On May 14, 2010, our Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend on the Company’s common stock. The additional shares were distributed to stockholders on June 15, 2010.

On June 21, 2010, the Company announced that its Board of Directors had approved the initiation of a quarterly cash dividend payable at an annual rate of $0.80 per share of common stock outstanding. The first quarterly dividend of $0.20 per share was paid on July 29, 2010 to stockholders of record as of July 15, 2010.

On October 1, 2010, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.20 per share which was paid on October 29, 2010, to stockholders of record as of October 15, 2010. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors.

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. During the nine months ended September 30, 2010, the Company repurchased and retired 1,558,800 shares for $50.0 million pursuant to the repurchase plan. As of September 30, 2010, $453.5 million of the Company’s common stock was eligible for repurchase in accordance with the plan’s formula.

On October 31, 2007, we completed the sale of $275.0 million principal amount of convertible senior debentures, due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and are convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of our common stock or in a combination of cash and shares of common stock, at our option. The base conversion rate for the Debentures as of September 30, 2010 is 29.4580 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to a base conversion price of approximately $33.95 per share. In addition, if at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders of the Series Debentures will receive an additional number of shares of common stock per $1,000 principal amount as determined pursuant to a specified formula. We have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require us to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

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

Accounts receivable balance concentrations by major payor category as of September 30, 2010 and December 31, 2009 were as follows:

Percentage of Accounts Receivable Outstanding:

	September 30, 2010	December 31, 2009
Medicare	33.7%	34.0%
Medicaid/Other Government	14.5%	15.6%
Private Insurance	37.6%	38.8%
Customer Pay	14.2%	11.6%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of September 30, 2010 and December 31, 2009 were as follows:

Percentage of Accounts Aged in Days:	September 30, 2010
	0-60	61-120	Over 120
Medicare	78.5%	10.3%	11.2%
Medicaid/Other Government	60.3%	15.9%	23.8%
Private Insurance	60.0%	13.8%	26.2%
Customer Pay	34.5%	18.4%	47.1%
All Payors	62.7%	13.6%	23.7%

Percentage of Accounts Aged in Days:	December 31, 2009
	0-60	61-120	Over 120
Medicare	81.0%	10.2%	8.8%
Medicaid/Other Government	60.4%	17.8%	21.8%
Private Insurance	65.9%	13.3%	20.8%
Customer Pay	44.2%	22.6%	33.2%
All Payors	67.6%	14.1%	18.3%

We operate 34 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of September 30, 2010, there were 1,385 full-time employees in the RBCOs. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within our proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that we can access to determine the status of individual claims. We have benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 70.7% of all payments received. Our accounts receivable days sales outstanding (“DSO”) increased to 41 days at September 30, 2010 compared with 39 days at September 30, 2009 and our bad debt expense, as a percentage of net revenues, increased to 1.9% during the first nine months of 2010 compared with 1.5% during the prior year period. Contributing to the increase in accounts receivable and bad debt expense are copayments and deductibles due from customers who are finding it difficult to pay their out-of-pocket charges due to loss of insurance coverage or reductions in their investment or employment income.

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

DRA changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment is made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009. We anticipate that the new oxygen payment rules will continue to negatively affect our net revenues on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in up to two or more years without rental income from these customers. During the first nine months of 2010, we estimate that our net revenues were reduced by an additional $15.8 million attributable to customers reaching the payment cap.

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

Recently enacted legislation negatively affected Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008 (See “MEDICARE REIMBURSEMENT”). The SCHIP Extension Act required CMS to adjust the average sales price (“ASP”) calculation methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted ASPs based on actual sales volume rather than average sales price. The SCHIP Extension Act also specifically lowered reimbursement for the inhalation drug albuterol. CMS publishes payment rates for inhalation drugs each calendar quarter, representing the unit reimbursement rates in effect for inhalation drugs dispensed within that quarter. These payment rates may be subject to volatility as a result of the underlying ASP data used to determine the rates in effect each quarter. The ASP data published by CMS for inhalation drugs for the third quarter of 2010 included reductions in the Medicare payment rates for inhalation drugs that negatively impacts the Company’s net revenues by approximately $7.0 million per quarter. The ASP rates published by CMS for the fourth quarter of 2010 will result in additional reductions in our net revenues of approximately $3.0 million per quarter. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

Additionally, for calendar year 2011, CMS proposes to use 103% of Average Manufacturer Price (AMP) rather than 106% of ASP for a drug when ASP exceeds AMP by 5% for either two straight quarters or three of the past four quarters. The proposed policy would also limit substitution of the price formula in a given quarter to only those drugs where ASP and AMP can be compared using the same set of national drug codes. The Office of Inspector General’s most recent published report on AMP and ASP comparisons as of the fourth quarter of 2009, did not include any inhalation drugs on the list of medications that met the 5% threshold. We can not determine at this time which, if any, inhalation drugs might meet the criteria established for substitution in a particular future quarter, nor the impact on payment rates for such drugs in the event that the AMP formula is utilized.

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

Reimbursement rates from the re-bidding process were publicly released by CMS on June 30, 2010. CMS announced average savings of approximately 32% off the current payment rates in effect for the product categories included in competitive bidding. These payment rates will be in effect in the nine markets only, as of January 1, 2011. Lincare has been offered contracts to provide oxygen equipment in just two of the nine markets, Charlotte and Miami, and we have accepted and signed those contracts. The Company estimates that its annual Medicare revenues from the product categories in the nine markets affected by competitive bidding are approximately $48.0 million. CMS will undertake a second round of competitive bidding in up to 91 additional markets, with contracts expected to be effective as of January 1, 2013. It is not certain at this time whether CMS intends to implement competitive bidding in all 91 markets simultaneously, or whether the program will be phased in over several years. The Company estimates that its annual Medicare revenues from the product categories in the 91 additional markets to be included in the second round of competitive bidding are approximately $247.0 million. This estimate may be revised by the Company once CMS publishes the list of zip codes included in the 91 additional markets. The PPACA legislation requires CMS to expand competitive bidding further to all geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

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

Our revolving credit facility is subject to changing LIBOR-based interest rates. At September 30, 2010, we had no outstanding borrowings under the credit facility.

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

(b)	Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2010, the Company did not repurchase any shares of its common stock.

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. As of September 30, 2010, $453.5 million of common stock was eligible for repurchase in accordance with the plan’s formula.

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

November 1, 2010

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