Form 10-K
period 2010-12-31
LINCARE HOLDINGS INC
filed 2011-02-25
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant, based on a $32.51 closing sale price of the common stock on June 30, 2010, as reported on the NASDAQ Global Market, was approximately $3,129,748,006.

As of January 28, 2011, there were 96,265,284 outstanding shares of the registrant’s common stock, par value $.01, which is the only class of capital stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders of Lincare Holdings Inc., which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-K

For The Year Ended December 31, 2010

PART I

Item 1.    Business

General

Lincare Holdings Inc., together with its subsidiaries (“Lincare,” the “Company,” “we” or “our”), is one of the nation’s largest providers of oxygen and other respiratory therapy services to patients in the home. Our customers typically suffer from chronic obstructive pulmonary disease (“COPD”), such as emphysema, chronic bronchitis or asthma, and require supplemental oxygen or other respiratory therapy services in order to alleviate the symptoms and discomfort of respiratory dysfunction. Lincare currently serves more than 750,000 customers in 48 states through 1,090 operating centers. Lincare Holdings Inc. was incorporated in Delaware in 1990. Our principal executive offices are located at 19387 US 19 North, Clearwater, Florida 33764, and our telephone number is (727)530-7700.

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

Business Strategy

Our strategy is to increase our market share through internal growth and strategic business acquisitions. We achieve internal growth in existing geographic markets through the addition of new customers and referral sources to our network of local operating centers. In addition, we expand into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when we believe such expansion will enhance our business. In 2010, Lincare acquired six local and regional companies with operations in multiple states.

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

We will continue our focus on providing oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our primary business. In 2010, oxygen and other respiratory therapy services accounted for approximately 89% of Lincare’s net revenues.

Products and Services

Lincare primarily provides oxygen and other respiratory therapy services to patients in the home. We also provide a variety of durable medical equipment (“DME”) and home infusion therapies in certain geographic markets. When a physician, hospital discharge planner, or other source refers a patient to one of our operating centers, our customer representative obtains the necessary medical and insurance coverage information and assignment of benefits to us, and coordinates the delivery of patient care. The prescribed therapy is delivered by one of our service representatives or clinicians at the customer’s home, where instruction and training are provided to the customer and the customer’s family regarding appropriate equipment use and maintenance and compliance with the prescribed therapy. Following the initial setup, our service representatives and/or clinicians make periodic visits to the customer’s home, the frequency of which is dictated by the type of therapy prescribed and physician orders. All services and equipment provided by Lincare are coordinated with the prescribing physician. During the period that we provide services and equipment for a customer, the customer remains under the physician’s care and medical supervision. We employ respiratory therapists, nurses and other qualified clinicians to perform certain training and other functions in connection with our services. Clinicians are licensed where required by applicable law.

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

Our billing system has both manual and computerized functions and processes that are designed to maintain the integrity of revenue and accounts receivable. Third-party payors, such as Medicare, that can accommodate electronic claims submission are billed electronically on a daily basis from our central computer system. Paper claims and invoices are generated and billed to various state Medicaid agencies, commercial payors and individual customers when electronic billing is unavailable. Electronic billing expedites the billing process and generally allows us to receive payment more quickly. The medical billing process requires the collection of various paper documents from customers and referral sources. Information such as customer demographics, insurance coverage and verification, prescriptions from physicians, delivery receipts, billing authorizations and assignments of benefits to Lincare, is gathered at the local operating centers and forwarded to our regional billing offices for review and manual input into our billing system. Item codes within the system representing specific products supplied to customers are matched against the Healthcare Common Procedure Coding System (“HCPCS”) for verification and accuracy of billing codes. Price tables within the system containing expected allowable payment amounts are maintained and updated by us based on published Medicare and Medicaid fee schedules and bulletins, as well as contracts and supplier notifications from private insurance companies.

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

	Year Ended December 31,
Payors	2010	2009	2008
Medicare and Medicaid programs	60%	60%	60%
Private insurance	33	33	33
Direct payment	7	7	7

	100%	100%	100%

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

Sales activities are generally carried out by our full-time sales representatives located at our local operating centers with assistance from our center managers. In addition to communicating the high quality of our equipment and services, our sales representatives are trained to provide information concerning the benefits of home respiratory care. Sales representatives may be licensed respiratory therapists who are highly knowledgeable in the provision of supplemental oxygen and other respiratory therapies.

Lincare primarily acquires new customers through referrals. Our principal sources of referrals are physicians, hospital discharge planners, prepaid health plans and clinical case managers. Our sales representatives maintain continual contact with these medical professionals.

Lincare’s referral sources recognize our reputation for providing high-quality equipment and service and have historically provided a steady flow of customers. While we view our referral sources as fundamental to our business, no single referral source accounts for more than one percent of our revenues. Lincare has more than 750,000 active customers, and the loss of any single referral source, customer or group of customers would not materially impact our business.

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

Acquisitions

We acquired certain operating assets of six companies in 2010 and two companies in 2009, with operations in multiple states. The aggregate acquisition date fair values for these acquisitions were $19.0 million and $11.7 million in 2010 and 2009, respectively.

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

PPACA was signed into law on March 23, 2010. Together with the Health Care and Education Reconciliation Act of 2010 (signed into law on March 30, 2010) which amended the statute, PPACA is a comprehensive health care law that is intended to expand access to health insurance, reform the health insurance market to provide additional consumer protections, and improve the health care delivery system to reduce costs and produce better outcomes through a combination of cost controls, subsidies and mandates. Among other things, PPACA:

(1)	Introduces a productivity adjustment factor that will be applied to Medicare price updates (covered item updates) for 2011 and each subsequent year. Specifically, Medicare payment amounts would be updated each year by the percentage increase in the consumer price index for all urban consumers (CPI-U) for the 12-month period ending with June of the previous year, reduced by a productivity adjustment (as projected by the Secretary of Health and Human Services). The application of the productivity adjustment may result in the covered item update being negative for a year, and may result in payment rates being less than such payment rates for the preceding year. The covered item update for Medicare items furnished in 2011, net of the productivity adjustment, has been established at negative 0.1%.

(2)	Makes adjustments to the Medicare DME Competitive Acquisition Program (“competitive bidding”). PPACA expands the second round of DME competitive bidding from 70 markets under prior law to 91 markets. The additional competitive bidding areas will include the next 21 largest metropolitan statistical areas beyond the 79 markets previously identified under the program, for a total of 100 markets. PPACA also adds a requirement to competitively bid all areas or use competitive bid information to set prices in all areas by 2016, effectively expanding the program to all geographic markets.

(3)	Makes important changes to key fraud and abuse statutes and increases funding for fraud and abuse enforcement. PPACA increases funding for program integrity initiatives, improves screening of providers and suppliers before and after granting Medicare billing privileges and establishes new and enhanced penalties and procedures to deter fraud and abuse. PPACA also specifically adds a requirement that physician orders for covered items of DME must be written by a physician and must document that a physician, a physician assistant, a nurse practitioner, or a clinical nurse specialist has had a face-to-face encounter (including through the use of telehealth) with the individual involved during the six-month period preceding such written order, or other reasonable timeframe as determined by the Secretary of Health and Human Services.

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

The MIPPA legislation imposed a 9.5% reduction in Medicare payment rates for certain specified product categories, including oxygen, effective January 1, 2009. In addition to the 9.5% reduction, the Centers for Medicare and Medicaid Services (“CMS”), as required by statute, subjected the monthly payment amount for stationary oxygen equipment to additional cuts of 2.3%, thereby reducing the monthly payment rate from $199.28 in 2008 to $175.79 in 2009. The monthly payment amount was reduced by 1.5% in 2010, to $173.17. We estimate that this reduction negatively impacted our revenues in 2010 by approximately $8.4 million when compared to the prior year period. The stationary oxygen payment rate for 2011 has been established by CMS at $173.31 per month, an increase of 0.1%.

The SCHIP Extension Act, which became law on December 29, 2007, required CMS to adjust the methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted average selling prices (“ASP”) based on actual sales volumes rather than average sales prices. CMS publishes payment rates for inhalation drugs each calendar quarter, representing the unit reimbursement rates in effect for inhalation drugs dispensed within that quarter. These payment rates may be subject to volatility as a result of the underlying ASP data used to determine the rates in effect each quarter. The quarterly ASP data published by CMS for inhalation drugs provided in 2010 resulted in reductions in the Medicare payment rates for inhalation drugs that negatively impacted the Company’s net revenues by approximately $5.0 million in 2010. If the ASP payment rates published by CMS for the first quarter of 2011 were to remain in effect for all of 2011, and assuming no changes in the volume or mix of drugs that we currently dispense, we estimate that our net revenues would be negatively impacted by approximately $13.6 million in 2011 when compared with 2010. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

Additionally, for calendar year 2011, CMS proposes to use 103% of Average Manufacturer Price (“AMP”) rather than 106 % of ASP for a drug when ASP exceeds AMP by 5% for either two straight quarters or three of the past four quarters. The proposed policy would also limit substitution of the price formula in a given quarter to only those drugs where ASP and AMP can be compared using the same set of national drug codes. The Office of Inspector General’s most recent published report on AMP and ASP comparisons did not include any inhalation drugs on the list of medications that met the 5% threshold. We can not determine at this time which, if any, inhalation drugs might meet the criteria established for substitution in a particular future quarter, nor the impact on payment rates for such drugs in the event that the AMP formula is utilized.

On February 1, 2006, Congress passed the DRA legislation which changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment is made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009. We anticipate that the new oxygen payment rules will continue to negatively affect our net revenues on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in up to two or more years without rental income from these customers. During 2010, we estimate that our net revenues were reduced as a result of additional customers reaching the payment cap by approximately $21.5 million when compared to the prior year period.

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

In December 2003, MMA was signed into law. The MMA legislation directly impacted reimbursement for the primary respiratory and other DME products that we provide. Among other things, MMA:

(1)	Established a competitive acquisition program for DME that was expected to commence in 2008, but was subsequently delayed by further legislation. MMA instructed CMS to establish and implement programs under which competitive acquisition areas would be established throughout the United States for purposes of awarding contracts for the furnishing of competitively priced items of DME, including oxygen equipment. The program was initially intended to be implemented in phases such that competition under the program would occur in nine of the largest metropolitan statistical areas (“MSAs”) in the first year and an additional 70 of the largest MSAs in a second, subsequent round of bidding.

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

CMS concluded the bidding process for the first round of MSAs in September 2007. In March 2008, CMS completed the bid evaluation process and announced the payment amounts that would have taken effect in those markets beginning July 1, 2008. Contracts to provide products within the competitive bid areas were awarded to selected suppliers, including the Company, and took effect on July 1, 2008. On July 15, 2008, Congress enacted the MIPPA legislation which retroactively delayed the implementation of competitive bidding and reduced Medicare prices nationwide by 9.5% beginning in 2009 for the product categories, including oxygen, that were initially included in competitive bidding. As a result of the delay, CMS cancelled all contract awards retroactively to June 30, 2008.

In 2009, CMS reinstituted the bidding process in the nine largest MSA markets. Reimbursement rates from the re-bidding process were publicly released by CMS on June 30, 2010. CMS announced average savings of approximately 32% off the current payment rates in effect for the product categories included in competitive bidding. These payment rates are now in effect in the nine markets only, as of January 1, 2011. Lincare has been offered contracts to provide oxygen equipment in just two of the nine markets, Charlotte and Miami, and we have accepted and signed those contracts. The Company estimates that its annual Medicare revenues from the product categories in the nine markets affected by competitive bidding are approximately $48.0 million.

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

We will continue to monitor developments regarding the implementation of the competitive bidding program. While we can not predict the outcome of the competitive bidding program on our business when fully implemented nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding, it is likely that the program will materially adversely effect our financial position and operating results.

(2)	Established a Recovery Audit Contractors (“RAC”) program to identify and recoup Medicare overpayments from providers. Started in 2005 as a demonstration project by CMS, the RAC program was designed to test a new method for recovery of Medicare overpayments by utilizing private companies operating on a contingent fee basis to identify and recoup Medicare overpayments from providers. Section 302 of the Tax Relief and Health Care Act of 2006 made the program permanent and requires the Department of Health and Human Services to expand the program to all states. The RAC contractors are empowered to audit claims submitted by health care providers and to withhold future payments, including in cases where the reimbursement rules are unclear or subject to differing interpretations. This activity, as well as the activity of intermediaries and others involved in government reimbursement, may include changes in long-standing interpretations of reimbursement rules, which could have a material adverse effect on our future financial position and operating results.

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

Employees

As of December 31, 2010, we had 10,225 employees. None of our employees are covered by collective bargaining agreements. We believe that the relations between our management and employees are good.

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

Materials filed by us with the SEC are also available to the public to read and copy at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

DRA changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment is made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009. We anticipate that the new oxygen payment rules will continue to negatively affect our net revenues on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in up to two or more years without rental income from these customers. During 2010, we estimate that our net revenues were reduced as a result of additional customers reaching the payment cap by approximately $21.5 million when compared to the prior year period.

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

On July 15, 2008, Congress enacted the MIPPA legislation which reduced Medicare payment rates nationwide for certain DME items, including oxygen equipment, by 9.5% beginning in 2009. In addition to the 9.5% reduction, CMS subjected the monthly payment amount for stationary oxygen equipment to additional cuts of 2.3% in 2009, thereby reducing the monthly payment rate from $199.28 in 2008 to $175.79 in 2009. The monthly payment amount was reduced by 1.5% in 2010, to $173.17. We estimate that this reduction negatively impacted our revenues in 2010 by approximately $8.4 million when compared to the prior year period. The stationary oxygen payment rate for 2011 has been established by CMS at $173.31 per month, an increase of 0.1%.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED RESPIRATORY MEDICATIONS, AND RECENT LEGISLATION AND MEDICARE POLICY REVISIONS IMPOSED SIGNIFICANT REDUCTIONS IN MEDICARE REIMBURSEMENT FOR SUCH INHALATION DRUGS.

Recently enacted legislation negatively affected Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008 (See “MEDICARE REIMBURSEMENT”). The SCHIP Extension Act required CMS to adjust the average sales price (“ASP”) calculation methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted ASPs based on actual sales volume rather than average sales price. CMS publishes payment rates for inhalation drugs each calendar quarter, representing the unit reimbursement rates in effect for inhalation drugs dispensed within that quarter. These payment rates may be subject to volatility as a result of the underlying ASP data used to determine the rates in effect each quarter. The quarterly ASP data published by CMS for inhalation drugs provided in 2010 resulted in reductions in the Medicare payment rates for inhalation drugs that negatively impacted the Company’s net revenues by approximately $5.0 million in 2010. If the ASP payment rates published by CMS for the first quarter of 2011 were to remain in effect for all of 2011, and assuming no changes in the volume or mix of drugs that we currently dispense, we estimate that our net revenues would be negatively impacted by approximately $13.6 million in 2011 when compared with 2010. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

Additionally, for calendar year 2011, CMS proposes to use 103% of Average Manufacturer Price (AMP) rather than 106% of ASP for a drug when ASP exceeds AMP by 5% for either two straight quarters or three of the past four quarters. The proposed policy would also limit substitution of the price formula in a given quarter to only those drugs where ASP and AMP can be compared using the same set of national drug codes. The Office of Inspector General’s most recent published report on AMP and ASP comparisons did not include any inhalation drugs on the list of medications that met the 5% threshold. We can not determine at this time which, if any, inhalation drugs might meet the criteria established for substitution in a particular future quarter, nor the impact on payment rates for such drugs in the event that the AMP formula is utilized.

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

CMS concluded the bidding process for the first round of MSAs in September 2007. In March 2008, CMS completed the bid evaluation process and announced the payment amounts that would have taken effect in those markets beginning July 1, 2008. Contracts to provide products within the competitive bid areas were awarded to selected suppliers, including the Company, and took effect on July 1, 2008. On July 15, 2008, Congress enacted the MIPPA legislation which retroactively delayed the implementation of competitive bidding and reduced Medicare prices nationwide by 9.5% beginning in 2009 for the product categories, including oxygen, that were initially included in competitive bidding. As a result of the delay, CMS cancelled all contract awards retroactively to June 30, 2008.

On April 18, 2009, the interim final rule (“IFR”) for competitive bidding became effective. The IFR outlined the process for re-bidding the first round of competitive bidding in nine metropolitan markets in 2009, including tentative timelines and bidding requirements. Bidder registration began August 17, 2009 and contract bidding occurred from October 21, 2009 through December 21, 2009.

Reimbursement rates from the re-bidding process were publicly released by CMS on June 30, 2010. CMS announced average savings of approximately 32% off the current payment rates in effect for the product categories included in competitive bidding. These payment rates are now in effect in the nine markets only, as of January 1, 2011. We have been offered contracts to provide oxygen equipment in just two of the nine markets, Charlotte and Miami, and we have accepted and signed those contracts. The Company estimates that its annual Medicare revenues from the product categories in the nine markets affected by competitive bidding are approximately $48.0 million. CMS will undertake a second round of competitive bidding in up to 91 additional markets, with contracts expected to be effective as of January 1, 2013. It is not certain at this time whether CMS intends to implement competitive bidding in all 91 markets simultaneously, or whether the program will be phased in over several years. The Company estimates that its annual Medicare revenues from the product categories in the 91 additional markets to be included in the second round of competitive bidding are approximately $247.0 million. This estimate may be revised by the Company once CMS publishes the list of zip codes included in the 91 additional markets. The PPACA legislation requires CMS to expand competitive bidding further to all geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

We will continue to monitor developments regarding the implementation of the competitive bidding program. While we can not predict the outcome of the competitive bidding program on our business when fully implemented nor the Medicare payment rates that will be in effect in future years for the items subjected to competitive bidding it is likely that the program will materially adversely effect our future financial position and operating results.

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

FUTURE REDUCTIONS IN REIMBURSEMENT RATES FROM PRIVATE PAYORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Payors such as private insurance companies and employers are under pressure to increase profitability and reduce costs. In response, certain payors are limiting coverage or reducing reimbursement rates for the equipment and services we provide. Approximately 29% of our customers and approximately 33% of our primary and secondary payments are derived from private payors. Continued financial pressures on these entities could lead to further reimbursement reductions for our equipment and services that could have a material adverse effect on our financial condition and operating results.

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

WE ARE SUBJECT TO BURDENSOME AND COMPLEX BILLING AND RECORD-KEEPING REQUIREMENTS IN ORDER TO SUBSTANTIATE OUR CLAIMS FOR PAYMENT UNDER FEDERAL, STATE AND COMMERCIAL HEALTH CARE REIMBURSEMENT PROGRAMS, AND OUR FAILURE TO COMPLY WITH EXISTING REQUIREMENTS, OR CHANGES IN THOSE REQUIREMENTS OR INTERPRETATIONS THEREOF, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

We are subject to many stringent and frequently changing laws and regulations, and interpretations thereof, at both the federal and state levels, requiring compliance with burdensome and complex billing and record-keeping requirements in order to substantiate our claims for payment under federal, state and commercial health care reimbursement programs. On an ongoing basis, we have implemented policies and procedures designed to meet the various documentation requirements of government payors as they have been interpreted and applied. Examples of such documentation requirements are contained in the Durable Medical Equipment Medicare Administrative Contractor (“DMEMAC”) Supplier Manuals which provide that clinical information from the “patient’s medical record” is required to justify the medical necessity for the provision of DME. Auditors working on behalf of the DMEMACs have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility, or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. Other government auditors have recently taken the same or a similar position. It may be difficult, and sometimes impossible, for us to obtain such documentation from other healthcare providers. If these or other burdensome positions continue to be adopted by auditors, DMEMACs, other contractors or CMS in administering the Medicare program, we have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare would likely be substantially reduced. We cannot currently predict the adverse impact, if any, that these new, more burdensome interpretations of the Medicare documentation requirements might have on our financial position or operating results, but such impact could be material.

Furthermore, the Tax Relief and Health Care Act of 2006 made permanent and expanded a Recovery Audit Contractor (“RAC”) program that was initiated as a demonstration project by CMS in 2005, designed to test a new method for recovery of Medicare overpayments by utilizing private companies operating on a contingent fee basis to identify and recoup Medicare overpayments from providers. The RAC contractors are empowered to audit claims submitted by health care providers and to withhold future payments, including in cases where the reimbursement rules are unclear or subject to differing interpretations. This activity, as well as the activity of intermediaries and others involved in government reimbursement, may include changes in long-standing interpretations of reimbursement rules, which could have a material adverse effect on our future financial position and operating results.

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

IF THE COVERAGE LIMITS ON OUR INSURANCE POLICIES ARE INADEQUATE TO COVER OUR LIABILITIES OR OUR INSURANCE COSTS CONTINUE TO INCREASE, THEN OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD LIKELY DECLINE.

Participants in the health care industry, including the Company, are subject to substantial claims and litigation in the ordinary course, often involving large claims and significant defense costs. As a result of the liability risks inherent in our lines of business we maintain liability insurance intended to cover such claims. Our insurance policies are subject to annual renewal. The coverage limits of our insurance policies may not be adequate, and we may not be able to obtain liability insurance in the future on acceptable terms or at all. In addition, our insurance premiums could be subject to increases in the future, which increases may be material. If the coverage limits are inadequate to cover our liabilities or our insurance costs continue to increase, then our financial condition and results of operations would likely decline.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Lincare owns its headquarters facility located in Clearwater, Florida and two of its 1,090 operating center locations. Lincare’s remaining operating center locations are leased from unrelated third parties. Each operating center is a combination warehouse and office, with warehouse space generally comprising about half of the facility. Warehouse space is used for storage of adequate supplies of equipment and accessories necessary to conduct our business. We also lease 34 separate billing office locations from unrelated third parties.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of 2010.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol LNCR. The following table sets forth the high and low sales prices as reported by NASDAQ for the periods indicated.

	High	Low
2010
First quarter	$30.26	$23.51
Second quarter	33.45	29.19
Third quarter	32.37	22.55
Fourth quarter	28.10	24.74

2009
First quarter	$18.75	$12.95
Second quarter	16.71	13.14
Third quarter	22.65	14.59
Fourth quarter	25.69	19.87

As of January 28, 2011, there were approximately 365 holders of record of the 96,265,284 outstanding shares of Lincare common stock. The closing price of Lincare common stock on January 28, 2011, was $27.19 per share, as reported on the NASDAQ Global Market.

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

	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2010
Lincare Holdings Inc.	100.0	95.1	83.9	64.3	88.6	97.5
NASDAQ Health Services Stocks	100.0	99.9	130.5	95.3	125.9	151.6
NASDAQ Stock Market (U.S.)	100.0	109.8	119.1	57.4	82.5	97.9

During the year ended December 31, 2010, the Company repurchased approximately 3.5 million shares of its common stock at a cost of approximately $100.0 million. The following table sets forth the purchases of our common stock during the fourth quarter of 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
October 1, 2010 to October 31, 2010	768,000	$26.17	768,000	$432,874,000
November 1, 2010 to November 30, 2010	1,123,600	26.61	1,123,600	$419,141,000
December 1, 2010 to December 31, 2010	0	.00	0	$462,563,000

Total	1,891,600	$26.43	1,891,600

On February 14, 2006, our Board of Directors authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. As of December 31, 2010, $462.6 million of common stock was eligible for repurchase in accordance with the plan’s formula.

The following table sets forth information as of the end of fiscal year 2010 with respect to compensation plans under which equity securities are authorized for issuance.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	9,596,264	(1)	$23.75	3,671,230
Equity compensation plans not approved by security holders	None		N/A	None
Total	9,596,264	(1)	$23.75	3,671,230

(1)	Includes 6,912,014 shares that are reserved for issuance under various stock option plans and 2,684,250 shares that were issued under the Company’s Restricted Stock program.

Item 6.    Selected Financial Data

The selected consolidated financial data presented below the caption “Statements of Operations Data” for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, and the caption “Balance Sheet Data” as of December 31, 2010, 2009, 2008, 2007 and 2006 are derived from our consolidated financial statements audited by KPMG LLP, an independent registered public accounting firm.

The data set forth below are qualified by reference to, and should be read in conjunction with, the consolidated financial statements and accompanying notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Certain Risk Factors Relating to the Company’s Business included in this report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$1,669,205	$1,550,477	$1,664,580	$1,595,990	$1,409,795
Cost of goods and services	453,905	431,291	400,812	389,884	316,103
Operating expenses	399,393	389,759	395,706	365,016	331,897
Selling, general and administrative expenses	333,094	330,589	326,886	317,722	291,623
Bad debt expense	31,849	23,257	24,969	23,940	21,147
Depreciation and amortization expense	116,783	118,120	117,527	116,280	101,966

Operating income	334,181	257,461	398,680	383,148	347,059
Interest income	541	886	6,508	4,063	2,719
Interest expense	(36,229)	(34,960)	(39,644)	(29,056)	(9,935)

Income before income taxes	298,493	223,387	365,544	358,155	339,843
Income tax expense	116,919	87,291	138,278	133,666	126,862

Net income	$181,574	$136,096	$227,266	$224,489	$212,981

Earnings per common share:
Basic	$1.91	$1.33	$2.07	$1.79	$1.51

Diluted (1)	$1.87	$1.32	$2.02	$1.71	$1.44

Dividends declared per common share (3)	$0.40	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding (2)	95,295	102,114	109,566	125,080	141,314

Weighted average number of common shares and common share equivalents outstanding (1) (2)	97,130	102,746	113,425	134,532	151,659

(1)	Figures in 2008, 2007 and 2006 reflect the application of the “if converted” method of accounting for our 3.0% convertible debentures, effective for reporting periods ending after December 15, 2004. The debentures were redeemed in full at par value in the amount of $275.0 million on June 15, 2008, pursuant to a notice of redemption.

(2)	On May 14, 2010, the Company’s Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend on the Company’s common stock. The additional shares were distributed to shareholders on June 15, 2010. All share and per share information has been adjusted retrospectively for all periods presented to reflect this stock split.

(3)	On June 21, 2010, the Company announced that its Board of Directors had approved the initiation of a quarterly cash dividend payable at an annual rate of $0.80 per share of common stock outstanding. The payment of future dividends is dependent on the Company’s future earnings and cash flow and is subject to the discretion of its Board of Directors.

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Total assets	$2,047,831	$1,877,194	$1,938,809	$1,926,274	$1,775,310
Long-term obligations, including current installments	494,890	484,871	460,947	726,157	346,047
Stockholders’ equity	997,749	901,915	1,028,326	802,507	1,110,577

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We continue to pursue a strategy of increasing market share in existing and surrounding geographic markets through internal growth and selective acquisition of local and regional companies. In addition, we will continue to expand into new geographic markets and product lines on a selective basis, either through acquisition or by opening new operating centers, when we believe it will enhance our business. Our focus remains primarily on oxygen and other respiratory therapy services, which represent approximately 89% of our revenues.

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

Revenue Recognition and Accounts Receivable

Our revenues are recognized on an accrual basis in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payors. The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for services and each item of equipment or supply provided to a customer. The Company has established an allowance to account for sales adjustments that result from differences between the payment amount received and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to the Company’s collection procedures. We report revenues in our financial statements net of such sales adjustments.

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

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded by the Company at the point of cash application, claim denial or account review. Included in accounts receivable are earned but unbilled accounts receivable from earned revenues. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the Company’s billing system. Prior to the delivery of equipment and supplies to customers, we perform certain certification and approval procedures to ensure collection is reasonably assured. Once the items are delivered, unbilled accounts receivable are recorded at net amounts expected to be paid by customers and third-party payors. Billing delays, generally ranging from several days to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources as well as interim transactions occurring between cycle billing dates established for each customer within the billing system, and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payor does not accept the claim for payment, the customer is ultimately responsible for payment for the products and services. Accounts receivable are reported net of allowances for sales adjustments and uncollectible accounts. Sales adjustments are recorded against revenues and result from differences between the payment amount received and the expected realizable amount. Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payor’s inability to pay.

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

Bad Debt Expense, Sales Adjustments and Related Allowances for Uncollectible Accounts Receivable

Accounts receivable are reported net of allowances for sales adjustments and uncollectible accounts. The majority of our accounts receivable are due from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Third-party reimbursement is a complicated process that involves submission of claims to multiple payors, each having its own claims requirements. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payor’s inability to pay. We record bad debt expense based on a percentage of revenue using historical Company-specific data. The percentage and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods, including current and historical cash collections, bad debt write-offs, and aging of accounts receivable. Our proprietary management information systems are utilized to provide this data in order to assess bad debts. In the event that collection results of existing accounts receivable are not consistent with historical experience, there may be a need to increase or decrease our allowances for doubtful accounts, which may materially impact our financial position or results of operations.

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

Business Acquisition Accounting

We apply the acquisition method of accounting for business acquisitions and use available cash from operations and borrowings under our revolving credit agreement as the consideration for business acquisitions. We allocate the purchase price of our business acquisitions based on the fair value of identifiable tangible and intangible assets. The difference between the total cost of the acquisition and the sum of the fair values of acquired tangible and identifiable intangible assets less liabilities is recorded as goodwill.

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

We completed the annual impairment test during the third quarter of 2010 and determined that no impairment existed as of the date of the impairment test. The Company based its goodwill impairment testing on reasonable estimates and assumptions. During the annual testing in the third quarter of 2010 the estimated fair value was substantially in excess of carrying value. No recent events or circumstances have occurred to indicate that impairment may exist.

Long-Lived Assets

We review property and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying value to the undiscounted projected future cash flows that the asset(s) are expected to generate. If the carrying amount of an asset is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows or at the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property and equipment include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition and a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset including an adverse action or assessment by a regulator. The Company considered the recent Medicare reimbursement changes and the circumstances noted above that may lead to impairment of property and equipment, and concluded there was no impairment.

In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining lives of its long-lived assets. If estimates are revised, the carrying value of affected assets is depreciated or amortized over the remaining lives.

Insurance

We are subject to workers’ compensation, professional liability, auto liability and employee health benefit claims, which are primarily self-insured; however, we maintain certain stop-loss and other insurance coverage which we believe to be appropriate. Provisions for estimated settlements relating to the workers’ compensation and health benefit plans are provided in the period of the related claim on a case-by-case basis plus an amount for incurred but not reported claims. Differences between the amounts accrued and subsequent settlements are recorded in operations in the period of settlement.

Contingencies

We are involved in certain claims and legal matters arising in the ordinary course of business. We evaluate and record liabilities for contingencies based on known claims and legal actions when it is probable a liability has been incurred and the liability can be reasonably estimated.

Results of Operations

Net Revenues

The following table sets forth for the periods indicated a summary of our net revenues by product category:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Oxygen and other respiratory therapy	$1,485,359	$1,398,212	$1,526,737
Home medical equipment and other	183,846	152,265	137,843

Total	$1,669,205	$1,550,477	$1,664,580

Net revenues for the year ended December 31, 2010 increased by $118.7 million, an increase of 7.7%, compared to net revenues for 2009. The Company estimates that the 7.7% increase in net revenues in 2010 was comprised of approximately 9.9% internal and acquisition growth offset by approximately 2.2% negative impact from $34.9 million of Medicare price reductions and payment changes (see “Medicare Reimbursement”). Net revenues for the year ended December 31, 2009 decreased by $114.1 million, a decrease of 6.9%, compared to net revenues for 2008. The Company estimates that the 6.9% decrease in net revenues in 2009 was comprised of approximately 10% internal and acquisition growth offset by approximately 17% negative impact from $274.7 million of Medicare price reductions and payment changes taking effect in 2009. The internal growth in net revenues is attributable to underlying growth in the market for our products and increased market share, resulting primarily from our reputation for high quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is estimated based on the contribution to net revenues for the four quarters following such acquisitions. We completed the acquisitions of six businesses in 2010 and two businesses in 2009, with operations in multiple states.

The contribution of oxygen and other respiratory therapy products to our net revenues was 89.0%, 90.2% and 91.7%, respectively, for the years ended December 31, 2010, 2009 and 2008. Our strategy is to focus on the provision of oxygen and other respiratory therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of Goods and Services

Cost of goods and services as a percentage of net revenues was 27.2% for the year ended December 31, 2010, 27.8% for the year ended December 31, 2009 and 24.1% for the year ended December 31, 2008. Cost of goods and services increased by $22.6 million, or 5.2%, in 2010 and $30.5 million, or 7.6% in 2009. The increases in costs of goods and services in 2010 and 2009 are attributable to an increase in the number of oxygen customers served and higher volumes in our inhalation drug, sleep therapy, enteral nutrition and infusion therapy product lines.

Cost of goods and services includes the cost of non-capitalized medical equipment, drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These operating costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $53.7 million, $51.3 million and $47.5 million in 2010, 2009 and 2008, respectively. Included in cost of goods and services for the year ended December 31, 2010 are salary and related expenses of pharmacists and pharmacy technicians of $13.0 million. Such salary and related expenses were $11.7 million in each of the years ended December 31, 2009 and 2008.

Operating and Other Expenses

Operating expenses as a percentage of net revenues for the years ended December 31, 2010, 2009 and 2008 were 23.9%, 25.1% and 23.8%, respectively. Operating expenses in 2010 increased $9.6 million, or 2.5%, when compared with the prior year period. The Company has been successful in achieving productivity gains that have contributed to containment of the growth in wage expenses and in managing the growth of its employee health benefit costs. These positive developments were partially offset by increases in vehicle related expenses during the year, most significantly fuel costs, and higher facility expenses including rent and utilities. Operating expenses in 2009 decreased $5.9 million, or 1.5%, when compared with the prior year period. Contributing to the containment of growth in operating expenses during 2009 were lower fuel and other vehicle related expenses, lower purchases of supply items and controls over salary and related expenses, partially offset by higher employee health benefits costs.

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

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the years ended December 31, 2010, 2009 and 2008 within these major categories were as follows:

Operating Expenses	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Salary and related	$257,585	$258,364	$250,970
Facilities	62,627	58,187	57,605
Vehicles	47,142	42,850	52,678
General supplies/miscellaneous	32,039	30,358	34,453

Total	$399,393	$389,759	$395,706

Included in operating expenses during the year ended December 31, 2010 are salary and related expenses for Service Reps in the amount of $108.9 million. Such salary and related expenses for the years ended December 31, 2009 and 2008 were $104.6 million and $108.9 million, respectively.

Selling, general and administrative expenses (“SG&A”) as a percentage of net revenues for the years ended December 31, 2010, 2009 and 2008, were 20.0%, 21.3% and 19.6%, respectively. SG&A expenses in 2010 increased by $2.5 million, or 0.8%, compared with the prior year period. Contributing to the change in SG&A expenses during 2010 were higher advertising expenses partially offset by lower administrative payroll and related expenses and reductions in the fair value of contingent consideration obligations. Contributing to the increase in SG&A expenses in 2009 were higher stock-based compensation expenses and an increase in employee benefit costs, partially offset by lower liability insurance costs and a reduction in advertising expense.

SG&A expenses include costs related to sales and marketing activities, clinical respiratory services, corporate overhead and other business support functions. Included in SG&A during the year ended December 31, 2010 are salary and related expenses of $253.7 million. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $68.4 million during 2010. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors that do not employ respiratory therapists. Included in SG&A during the years ended December 31, 2009 and 2008 are salary and related expenses of $257.4 million and $238.4 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $66.0 million and $66.4 million during the respective years.

Bad debt expense as a percentage of net revenues was 1.9% for the year ended December 31, 2010 and 1.5% for the years ended December 31, 2009 and 2008. Days sales outstanding (“DSO”) were 40 days at December 31, 2010, compared with 35 days and 38 days at December 31, 2009 and 2008, respectively. The increase in our bad debt expense and DSO in the past year was largely a result of an increase in accounts receivable balances and write-offs due directly from customers and a modest increase in the aging of our accounts receivable due from Medicare and certain commercial payors. The general economic climate and business acquisition activities may contribute to an increase in our bad debt expense in the future. The collection of deductible balances and co-payment amounts due directly from customers may be negatively affected by weakening economic conditions in the U.S. The integration of acquired companies into our regional billing and collections offices may temporarily disrupt collections, increasing the amount of accounts receivable written-off as uncollectible.

Depreciation and amortization expense, as a percentage of net revenues was 7.0% for the year ended December 31, 2010 compared with 7.6% and 7.1% for the years ended December 31, 2009 and 2008,

respectively. Included in depreciation and amortization expense in the year ended December 31, 2010 is depreciation of medical equipment of $103.5 million and depreciation of other property and equipment of $13.0 million. Included in depreciation and amortization expense in the years ended December 31, 2009 and 2008 is depreciation of medical equipment of $105.8 million and $104.4 million, respectively, and depreciation of other property and equipment of $12.0 million and $12.9 million, respectively.

Operating Income

As shown in the table below, operating income for the year ended December 31, 2010 increased $76.7 million, when compared to the prior year period. The increase in operating income in 2010 is attributed to the increase in net revenues from the Company’s core product lines and the management of the growth in costs and expenses during the year. Operating income for the year ended December 31, 2009 decreased $141.2 million when compared to the prior year period. Operating income in 2009 was negatively impacted by $274.7 million of Medicare price reductions and payment changes taking effect in 2009, partially offset by revenue growth from increases in customer volumes and our efforts to control operating costs.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Operating income	$334,181	$257,461	$398,680
Percentage of net revenues	20.0%	16.6%	24.0%

Other Income (Expense)

Interest expense for the year ended December 31, 2010 was $36.2 million, compared to $35.0 million and $39.6 million for the years ended December 31, 2009 and 2008, respectively. Interest expense in 2010 was higher than interest expense in 2009 due to the increased amortization of original issue discount associated with the 2.75% convertible senior debentures. Interest expense in 2009 was lower than interest expense in 2008 due to the redemption of our $275.0 million of 3.0% convertible debentures in June 2008. Included in interest expense is amortization of debt issuance costs of $1.8 million, $1.8 million and $2.4 million in 2010, 2009 and 2008, respectively.

During the year ended December 31, 2010, the Company recognized a $4.4 million unrealized gain on its holdings of auction rate securities recorded to other income, and recorded a corresponding increase to short-term investments. This was offset by recognizing a $4.4 million unrealized loss on a related put option recorded to other expense and recording a corresponding decrease to short-term investments.

Income Taxes

The Company's effective income tax rate was 39.2% for the year ended December 31, 2010 compared with 39.1% and 37.8% for the years ended December 31, 2009 and 2008, respectively. The increase in the 2010 effective tax rate of 0.1% was not significant. The effective tax rate increased 1.3% from 2008 to 2009 because of an increase in the amount of permanent differences combined with a decrease in income before income taxes in 2009 of $142.2 million, partially offset by favorable discrete adjustments.

Our income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes at both the federal and numerous state and local jurisdictions.

As of December 31, 2010 and December 31, 2009, we had net deferred tax assets, related to state income tax net operating loss carryforwards, of $3.4 million and $2.8 million, respectively. We believe that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $0.2 million and $0.1 million at December 31, 2010 and 2009, respectively, on the deferred tax assets relating to these state net operating loss carryforwards.

Acquisitions

In 2010, the Company acquired certain operating assets of six companies with operations in multiple states. The aggregate acquisition date fair value of these acquisitions was $19.0 million and was allocated to acquired assets and liabilities as follows: $0.7 million to current assets, $4.8 million to property and equipment, $0.1 million to separately identifiable intangible assets, $14.7 million to goodwill, $0.3 million to assumption of liabilities and $1.0 million to deferred revenue.

In 2009, the Company acquired certain operating assets of two companies with operations in multiple states. The aggregate acquisition date fair value of these acquisitions was $11.7 million and was allocated to acquired assets as follows: $0.1 million to property and equipment, $0.2 million to separately identifiable intangible assets and $11.4 million to goodwill.

Liquidity and Capital Resources

Our primary sources of liquidity have been internally generated funds from operations, borrowings under credit facilities and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operating costs, capital expenditures, acquisitions, debt service and share repurchases.

At December 31, 2010, our working capital was $268.5 million. At December 31, 2009, our working capital was $121.5 million. A significant portion of our assets consists of accounts receivable from third-party payors that are responsible for payment for the equipment and services we provide. Our DSO was 40 days as of December 31, 2010 and 35 days as of December 31, 2009. We measure our DSO by dividing our net accounts receivable at the balance sheet date by the product of our latest quarterly net revenues times four divided by 360 days.

Net cash provided by operating activities was $360.8 million for the year ended December 31, 2010, compared with $353.1 million for the year ended December 31, 2009 and $439.1 million for the year ended December 31, 2008. Net cash used in investing and financing activities was $217.0 million, $405.3 million and $418.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Activity in the year ended December 31, 2010 included our investment of $11.4 million in business acquisitions, net investment in property and equipment of $110.2 million, short-term investments of $40.0 million, payments of debt of $2.1 million, payments of dividends of $39.2 million and $100.0 million in payments to repurchase our common stock, offset by proceeds of $58.7 million from sales and maturities of investments and $26.8 million from the exercise of stock options and issuance of common shares.

As of December 31, 2010, our principal sources of liquidity consisted of approximately $164.2 million of cash and cash equivalents, $40.0 million of short-term investments and $358.4 million available under our revolving credit agreement. The revolving credit agreement, dated December 1, 2006, makes available to us up to $390.0 million over a five-year period, subject to certain terms and conditions set forth in the agreement. The Company is in compliance and expects to remain in compliance with all debt covenants in the near and long term based on its ability to access its cash and cash equivalents and its expected operating cash flows. As of December 31, 2010, there were $31.6 million of standby letters of credit issued under the credit facility.

On August 10, 2010, the Company invested $20.0 million in a 157-day time deposit issued by Credit Agricole Corporate and Investment Bank maturing on January 14, 2011 and on October 15, 2010 invested $20.0 million in a 182-day time deposit issued by the same bank maturing on April 15, 2011. The investments are classified as held-to-maturity and carried at amortized cost of $40.0 million in the accompanying balance sheet at December 31, 2010.

On May 14, 2010, our Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend on the Company’s common stock. The additional shares were distributed to stockholders on June 15, 2010.

On June 21, 2010, the Company announced that its Board of Directors had approved the initiation of a quarterly cash dividend payable at an annual rate of $0.80 per share of common stock outstanding. Cash dividends declared and paid in 2010 totaled $39.2 million. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors.

On February 14, 2006, our Board of Directors authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. On January 23, 2007 and October 23, 2007, our Board of Directors approved modifications to the share repurchase formula to increase the ratio of debt to cash flow to allow additional share repurchases. During the year ended December 31, 2010, the Company repurchased and retired 3,450,400 shares for $100.0 million pursuant to the repurchase plan. As of December 31, 2010, $462.6 million of the Company’s common stock was eligible for repurchase in accordance with the amended formula.

On October 31, 2007, we completed the sale of $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037—Series A (the “Series A Debentures”) and $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037—Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and are convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of our common stock or in a combination of cash and shares of common stock, at our option. The base conversion rate for the Debentures is 29.6903 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to a base conversion price of approximately $33.68 per share. In addition, if at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders of the Series A Debentures and Series B Debentures will receive an additional number of shares of common stock per $1,000 principal amount of the Debentures, as determined pursuant to a specified formula. We will have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require us to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

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

Accounts Receivable: The Company maintains payor-specific price tables in its billing system that reflect the fee schedule amounts statutorily in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. Due to the nature of the health care industry and the reimbursement environment in which Lincare operates, situations can occur where expected payment amounts are not established by fee schedules or contracted rates, and estimates are required to record revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that revenues and accounts receivable will have to be revised or updated as additional information becomes available. Contractual adjustments to revenues and accounts receivable can result from price differences between allowed charges and amounts initially recognized as revenue due to incorrect price tables or subsequently negotiated payment rates. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or account review. We report revenues in our financial statements net of such adjustments. Accounts receivable are reported net of allowances for sales adjustments and uncollectible accounts. Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payor’s inability to pay.

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

Accounts receivable balance concentrations by major payor category as of December 31, 2010 and December 31, 2009 were as follows:

Percentage of Accounts Receivable Outstanding:	December 31, 2010	December 31, 2009
Medicare	34.1%	34.0%
Medicaid/Other Government	14.2%	15.6%
Private Insurance	38.2%	38.8%
Customer Pay	13.5%	11.6%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of December 31, 2010 and December 31, 2009 were as follows:

Percentage of Accounts Aged in Days:	December 31, 2010
	0-60	61-120	Over 120
Medicare	77.5%	11.5%	11.0%
Medicaid/Other Government	59.8%	17.0%	23.2%
Private Insurance	61.8%	14.3%	23.9%
Customer Pay	33.7%	19.7%	46.6%
All Payors	63.1%	14.5%	22.4%

Percentage of Accounts Aged in Days:	December 31, 2009
	0-60	61-120	Over 120
Medicare	81.0%	10.2%	8.8%
Medicaid/Other Government	60.4%	17.8%	21.8%
Private Insurance	65.9%	13.3%	20.8%
Customer Pay	44.2%	22.6%	33.2%
All Payors	67.6%	14.1%	18.3%

The Company operates 34 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of December 31, 2010 and 2009, there were 1,387 and 1,358 full-time employees in the RBCOs, respectively. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within the Company’s proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that the Company can access to determine the status of individual claims. The Company has benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 72.1% of all payments received. Our accounts receivable days sales outstanding (“DSO”) increased to 40 days at December 31, 2010 compared with 35 days at December 31, 2009 and our bad debt expense, as a percentage of net revenues, increased to 1.9% during 2010 compared with 1.5% during the prior year period. Contributing to the increase in accounts receivable and bad debt expense are copayments and deductibles due from customers who are finding it difficult to pay their out-of-pocket charges due to loss of insurance coverage, increases in deductibles and co-payment amounts or reductions in their investment or employment income.

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

	Fiscal Years
	2011	2012	2013	2014	2015	Thereafter	Total
Unsecured deferred obligations	$619	$—	$—	$—	$—	$—	$619
Other long-term obligations	—	2,469	1,376	635	17	—	4,497
Long-term debt (1)	—	275,000	—	275,000	—	—	550,000
Interest expense	15,939	15,125	7,563	7,563	—	—	46,190
Operating leases	40,519	27,520	13,172	4,461	964	68	86,704
Employment Agreements	2,026	2,026	—	—	—	—	4,052
Taxes & related interest and penalties (2)	3	—	—	—	—	—	3

Total	$59,106	$322,140	$22,111	$287,659	$981	$68	$692,065

(1)	Amounts include the Series Debentures due 2037. The Series A Debentures are redeemable by us on or after November 1, 2012, and may be put to us for repurchase on November 1, 2012, 2017, 2022, 2027 and 2032. The Series A Debentures are shown in the table as scheduled for repurchase in 2012 as a result of the put/call feature. The Series B Debentures are redeemable by us on or after November 1, 2014, and may be put to us or called for repurchase on November 1, 2014, 2017, 2022, 2027 and 2032.

(2)	The Company had gross unrecognized tax benefits, including interest and penalties, of $4.8 million of which we anticipate payment settlement of $3 thousand during 2011. We are unable to determine a reasonable estimate of the payment settlement date or the settlement amount for the remaining balance of $4.8 million in unrecognized tax benefits.

Inflation

We currently do not anticipate any material increases in the near term in either the cost of supplies or operating expenses due to inflation. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation.

Segment Information

We utilize the “management” approach for determining reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. We maintain a decentralized approach to management of our local business operations. Decentralization of managerial decision-making enables our operating centers to respond promptly and effectively to local market demands and opportunities. We provide home health care equipment and services through 1,090 operating centers in 48 states. We view each operating center as a distinct part of a single “operating segment,” as each operating center generally provides the same products to customers. As a result, all of our operating centers are aggregated into one reportable segment.

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

Our borrowings under the five-year credit facility are subject to changes in market rates or prices. The borrowings bear interest at (1) British Bankers Association LIBOR Rate (“BBA Libor”) and (2) an applicable margin based on the Company’s consolidated leverage ratio. There were no outstanding borrowings under the credit facility at December 31, 2010.

The fair value of our Series Debentures are subject to changes in market rates or prices. Our Series Debentures bear interest at 2.75%. The outstanding principal balance of our Series Debentures was $550.0 million at December 31, 2010. The estimated fair values of the Series A and Series B Debentures at December 31, 2010 were $302.7 million and $305.4 million respectively. Considering the total outstanding balance of $550.0 million, a 10% change in interest rates would result in a net increase in the market value of our Series Debentures outstanding at December 31, 2010 of approximately $0.7 million.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the underlying policies or procedures may deteriorate. Under the supervision and with the participation of management, including Lincare’s Chief Executive Officer and Chief Financial Officer, Lincare conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on Lincare’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2010.

Lincare’s registered public accounting firm, KPMG LLP, has issued an attestation report on Lincare’s internal control over financial reporting as of December 31, 2010 as stated in their report which appears on page 38 of this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

There has been no change in Lincare’s internal control over financial reporting during the fourth fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, Lincare’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lincare Holdings Inc.:

We have audited Lincare Holdings Inc. and subsidiaries (Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Tampa, Florida

February 25, 2011

Certified Public Accountants

Item 9B.    Other Information

None.

PART III

Item 10. Directors,	Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

Information required to be furnished by Item 401 of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2011, and is herein incorporated by reference.

Audit Committee

The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2011, and is herein incorporated by reference.

Audit Committee Financial Expert

The Board of Directors has designated William F. Miller, III as the “Audit Committee Financial Expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and has determined that he is independent as defined in the listing standards applicable to the Company.

Compliance with Section 16(a) of the Exchange Act

Information required to be furnished by Item 405 of Regulation S-K will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2011, and is herein incorporated by reference.

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

Nominating Committee

Information required to be furnished by Item 407(c)(3) of Regulation S-K will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2011, and is herein incorporated by reference.

Item 11. Executive	Compensation

Information required to be furnished by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2011, and is herein incorporated by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be furnished by Item 201(d) of Regulation S-K and by Item 403 of Regulation S-K will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2011, and is herein incorporated by reference.

Item 13. Certain	Relationships and Related Transactions, and Director Independence

Information required to be furnished by Item 404 of Regulation S-K and Item 407(a) of Regulation S-K will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2011, and is herein incorporated by reference.

Item 14. Principal	Accountant Fees and Services

Information required to be furnished by Item 9(e) of Schedule 14A will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2011, and is herein incorporated by reference.

PART IV

Item 15. Exhibits	and Financial Statement Schedules

(a)    (1) The following consolidated financial statements of Lincare Holdings Inc. and subsidiaries are filed as part of this Form 10-K starting at page F-1:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2010 and 2009

Consolidated Statements of Operations—Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows—Years ended December 31, 2010, 2009 and 2008

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

LINCARE HOLDINGS INC.

Date: February 25, 2011	/S/ PAUL G. GABOS
Paul G. Gabos
Secretary, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/S/ JOHN P. BYRNES John P. Byrnes	Director, Chief Executive Officer and Principal Executive Officer	February 25, 2011

/S/ PAUL G. GABOS Paul G. Gabos	Secretary, Chief Financial Officer and Principal Accounting Officer	February 25, 2011

* Stuart H. Altman, Ph.D.	Director	February 25, 2011

* Chester B. Black	Director	February 25, 2011

* Angela P. Bryant	Director	February 25, 2011

* Frank D. Byrne, M.D.	Director	February 25, 2011

* William F. Miller, III	Director	February 25, 2011

* Ellen M. Zane	Director	February 25, 2011

*BY:	/S/ PAUL G. GABOS
Attorney in fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lincare Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Lincare Holdings Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule on page S-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Tampa, Florida

February 25, 2011

Certified Public Accountants

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$164,203	$20,428
Short-term investments (Note 3)	40,000	58,650
Restricted cash	345	0
Accounts receivable, net (Note 4)	186,001	159,542
Income tax receivable	9,443	3,325
Inventories	13,276	13,617
Prepaid and other current assets	3,542	3,742
Deferred income taxes (Note 8)	26,488	25,646

Total current assets	443,298	284,950

Property and equipment, net (Note 5)	338,778	339,250
Goodwill	1,258,065	1,243,404
Other	7,690	9,590

Total assets	$2,047,831	$1,877,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations (Note 7)	$619	$2,767
Accounts payable	64,078	49,959
Accrued expenses:
Compensation and benefits	39,500	42,016
Liability insurance	19,052	19,461
Other current liabilities (Note 9)	51,501	49,264

Total current liabilities	174,750	163,467

Long-term obligations, excluding current installments (Note 7)	494,271	482,104
Deferred income taxes and other taxes (Note 8)	381,061	329,708

Total liabilities	1,050,082	975,279

Commitments and contingencies (Notes 6, 7 and 15)
Stockholders’ equity (Notes 7, 8, 10, 11 and 13):
Common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding: 96,270,308 in 2010, 98,028,149 in 2009	963	980
Additional paid-in capital	681,988	632,653
Retained earnings	314,798	268,282

Total stockholders’ equity	997,749	901,915

Total liabilities and stockholders’ equity	$2,047,831	$1,877,194

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except per share data)
Net revenues (Note 12)	$1,669,205	$1,550,477	$1,664,580

Costs and expenses:
Cost of goods and services	453,905	431,291	400,812
Operating expenses	399,393	389,759	395,706
Selling, general and administrative expenses	333,094	330,589	326,886
Bad debt expense	31,849	23,257	24,969
Depreciation and amortization expense	116,783	118,120	117,527

	1,335,024	1,293,016	1,265,900

Operating income	334,181	257,461	398,680

Other income (expenses):
Interest income	541	886	6,508
Interest expense (Note 7)	(36,229)	(34,960)	(39,644)

	(35,688)	(34,074)	(33,136)

Income before income taxes	298,493	223,387	365,544
Income tax expense (Note 8)	116,919	87,291	138,278

Net income	$181,574	$136,096	$227,266

Earnings per common share (Note 13):
Basic	$1.91	$1.33	$2.07

Diluted	$1.87	$1.32	$2.02

Dividends declared per common share (Note 10)	$0.40	$0.00	$0.00

Weighted average number of common shares outstanding (Note 10)	95,295	102,114	109,566

Weighted average number of common shares and common share equivalents outstanding (Note 10)	97,130	102,746	113,425

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010, 2009 and 2008

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	(In thousands)
Balances at December 31, 2007	111,290	$1,113	$526,374	$275,021	$—	$802,508
Exercise of stock options (Note 11)	918	9	10,074	—	—	10,083
Shares issued through ESPP	85	1	1,284	—	—	1,285
Issuance of restricted stock	842	8	(2)	—	—	6
Forfeitures of restricted stock	(32)	—	—	—	—	—
Common stock acquired	—	—	—	—	(35,211)	(35,211)
Common stock retired	(1,514)	(15)	(47)	(35,149)	35,211	—
Stock-based compensation expense	—	—	19,264	—	—	19,264
Tax benefit for exercise of employee stock awards (Notes 8 and 11)	—	—	3,098	—	—	3,098
Convertible debt permanent tax effect	—	—	27	—	—	27
Net income	—	—	—	227,266	—	227,266

Balances at December 31, 2008	111,589	1,116	560,072	467,138	—	1,028,326
Exercise of stock options (Note 11)	2,903	29	54,804	—	—	54,833
Shares issued through ESPP	93	1	1,181	—	—	1,182
Issuance of restricted stock	1,713	17	(6)	—	—	11
Forfeitures of restricted stock	(24)	—	—	—	—	—
Common stock acquired	—	—	—	—	(343,250)	(343,250)
Common stock retired	(18,246)	(183)	(8,115)	(334,952)	343,250	—
Stock-based compensation expense	—	—	25,516	—	—	25,516
Tax benefit for exercise of employee stock awards (Notes 8 and 11)		—	4,448	—	—	4,448
Tax effect of cancelled options	—	—	(5,273)	—	—	(5,273)
Convertible debt permanent tax effect	—	—	26	—	—	26
Net income	—	—	—	136,096	—	136,096

Balances at December 31, 2009	98,028	980	632,653	268,282	—	901,915
Exercise of stock options (Note 11)	1,070	11	25,525	—	—	25,536
Shares issued through ESPP	63	1	1,281	—	—	1,282
Issuance of restricted stock	582	6	(2)	—	—	4
Forfeitures of restricted stock	(20)	—	—	—	—	—
Common stock acquired	—	—	—	—	(99,961)	(99,961)
Common stock retired	(3,450)	(35)	(4,104)	(95,822)	99,961	—
Stock-based compensation expense	—	—	25,244	—	—	25,244
Tax benefit for exercise of employee stock awards (Notes 8 and 11)	—	—	1,419	—	—	1,419
Fractional share settlements	(3)	—	(54)	—	—	(54)
Convertible debt permanent tax effect	—	—	26	—	—	26
Cash dividends declared (Note 10)	—	—	—	(39,236)	—	(39,236)
Net income	—	—	—	181,574	—	181,574

Balances at December 31, 2010	96,270	$963	$681,988	$314,798	$—	$997,749

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$181,574	$136,096	$227,266
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	31,849	23,257	24,969
Depreciation and amortization expense	116,783	118,120	117,527
Net gain on disposal of property and equipment	(43)	(58)	(55)
Amortization of debt issuance costs	1,769	1,769	2,377
Amortization of discount on bonds payable	18,495	17,246	16,082
Stock-based compensation expense	25,244	25,516	19,264
Deferred income taxes	51,449	37,745	25,879
Excess tax benefit from stock-based compensation	(802)	(39)	(1,234)
Change in assets and liabilities net of effects of acquired businesses:
Accounts receivable	(58,308)	(5,990)	(2,300)
Inventories	1,038	(4,146)	(352)
Prepaid and other assets	179	(807)	1,286
Accounts payable	13,157	(627)	730
Accrued expenses and other current liabilities	(5,663)	1,029	4,013
Income taxes payable	(4,673)	4,013	3,634
Long-term obligations	(11,269)	0	0

Net cash provided by operating activities	360,779	353,124	439,086

Cash flows from investing activities:
Proceeds from sale of property and equipment	64	132	19,784
Capital expenditures	(110,253)	(110,091)	(143,976)
Purchases of investments	(40,000)	0	(31,450)
Sales and maturities of investments	58,650	1,750	69,300
Cash restricted for future payments	(345)	0	0
Business acquisitions, net of cash acquired	(11,375)	(5,077)	(22,028)

Net cash used in investing activities	(103,259)	(113,286)	(108,370)

Cash flows from financing activities:
Proceeds from revolving credit line	0	0	70,000
Payments on revolving credit line	0	0	(80,000)
Payments of principal on debt and long-term obligations	(2,055)	(4,813)	(276,967)
Payments of debt related costs	(63)	(63)	(202)
Proceeds from exercise of stock options and issuance of common shares	26,768	56,026	11,374
Excess tax benefit from stock-based compensation	802	39	1,234
Payment of cash dividends	(39,236)	0	0
Payments to acquire treasury stock	(99,961)	(343,250)	(35,211)

Net cash used in financing activities	(113,745)	(292,061)	(309,772)

Net increase (decrease) in cash and cash equivalents	143,775	(52,223)	20,944
Cash and cash equivalents, beginning of year	20,428	72,651	51,707

Cash and cash equivalents, end of year	$164,203	$20,428	$72,651

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,125	$15,148	$20,903

Cash paid for income taxes	$71,104	$51,069	$114,870

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2010, 2009 and 2008

(1)    Summary of Significant Accounting Policies

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

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. It is at least reasonably possible that a change in those estimates will occur in the near term. The Company evaluated subsequent events after the balance sheet date of December 31, 2010 through the financial statement issuance date.

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

December 31, 2010, 2009 and 2008

•	delivery has occurred;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectibility is reasonably assured.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such sales adjustments are typically identified and recorded by the Company at the point of cash application, claim denial or account review. Included in accounts receivable are earned but unbilled accounts receivable from earned revenues. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the Company’s billing system. Prior to the delivery of equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured. Once the items are delivered, unbilled accounts receivable are recorded at net amounts expected to be paid by customers and third-party payors. Billing delays, generally ranging from several days to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources as well as interim transactions occurring between cycle billing dates established for each customer within the billing system, and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payor does not accept the claim, the customer is ultimately responsible for payment for the products or services. Accounts receivable are reported net of allowances for sales adjustments and uncollectible accounts. Sales adjustments are recorded against revenues and result from differences between the payment amount received and the expected realizable amount. Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payor’s inability to pay.

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

The Company determines fair value of assets and liabilities using a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. “the exit price”) in an orderly transaction between market participants at the measurement date.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

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

The Company applies the acquisition method of accounting for business acquisitions and uses available cash from operations and borrowings under its revolving credit agreement as the consideration for business acquisitions. The Company allocates the purchase price of its business acquisitions based on the fair value of identifiable tangible and intangible assets. The difference between the total cost of the acquisition and the sum of the fair values of acquired tangible and identifiable intangible assets less liabilities is recorded as goodwill.

(g)	Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of less than three months to be cash equivalents.

(h)	Investments

The Company determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. Based upon the Company’s intentions and ability to hold certain assets until maturity, the Company classifies certain debt securities as held-to-maturity and measures them at amortized cost. The Company classifies certain other debt securities and equity securities that have readily determinable fair values as available-for-sale and measures them at fair value with unrealized gains or losses recorded in other comprehensive income. The Company classifies certain other debt securities and equity securities that have readily determinable fair values as trading securities and measures them at fair value with unrealized gains or losses recorded in net income. Realized gains and losses from the sale of all three categories of investments are included in net income and are determined on a specific identification basis. Interest income and dividend income, if any, for all three categories of investments are included in net income.

(i)	Financial Instruments

The Company believes that the book values of its cash equivalents, investments, restricted cash, accounts receivable, income taxes receivable, current installments of long-term obligations and accounts payable approximate fair value due to the short-term maturities of these instruments. Refer to Note 2 for fair value of our long-term obligations.

(j)	Inventories

Inventories, consisting of equipment, supplies and replacement parts, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (“FIFO”) method. These finished goods are charged to cost of goods and services in the period in which products and related services are provided to customers.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

(k)	Property and Equipment

Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method, over the estimated useful lives of the assets as set forth in the table below.

Building and improvements	1 year to 39 years
Medical rental equipment	1.5 years to 11 years
Other equipment and furniture	3 years to 25 years

Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or estimated useful life of the asset. Amortization of leasehold improvements is included with depreciation and amortization expense.

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

The Company evaluated its fair value using the market approach. This approach utilizes the closing market price of its common stock at the annual impairment testing date and the number of shares of common stock outstanding on that date.

The Company completed the annual impairment test during the third quarter of 2010 and determined that the fair value of the reporting unit substantially exceeded its carrying value indicating no impairment existed at the date of the impairment test. No recent events or circumstances have occurred to indicate that impairment may exist.

(m)	Other Assets

Other assets principally include capitalized costs of borrowing which are being amortized over the term of the respective debt using the effective interest method.

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

December 31, 2010, 2009 and 2008

be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining lives of its long-lived assets. If estimates are revised, the carrying value of affected assets is depreciated or amortized over the remaining lives. We did not recognize an impairment charge related to our long-lived assets during 2010, 2009 or 2008.

(o)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and credit carryforwards. Such amounts are classified in the consolidated statement of financial position as current or noncurrent assets or liabilities based on the classification of the related assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

Valuation allowances are established when necessary to reduce deferred tax assets to amounts that the Company believes are more likely than not to be recovered. The Company evaluates its deferred tax assets quarterly to determine whether adjustments to its valuation allowance are appropriate. In making its evaluation, the Company considers all available positive and negative evidence and relies on its recent history of pre-tax earnings, estimated timing of future deductions and benefits represented by the deferred tax assets and its forecast of future earnings, the latter two of which involve the exercise of significant judgment.

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

Advertising costs are charged to expense as incurred and are included in selling, general and administrative expenses.

(q)	Cost of Goods and Services

Cost of goods and services includes the cost of non-capitalized medical equipment, drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These operating costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $53.7 million, $51.3 million and $47.5 million in 2010, 2009 and 2008, respectively. Included in cost of goods and services are salary and related expenses of pharmacists and pharmacy technicians of $13.0 million, $11.7 million and $11.7 million in 2010, 2009 and 2008, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

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

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the years ended December 31, 2010, 2009 and 2008 within these major categories were as follows:

Operating Expenses ( in thousands)	Year Ended December 31,
	2010	2009	2008
Salary and related	$257,585	$258,364	$250,970
Facilities	62,627	58,187	57,605
Vehicles	47,142	42,850	52,678
General supplies/miscellaneous	32,039	30,358	34,453

Total	$399,393	$389,759	$395,706

Included in operating expenses during the year ended December 31, 2010 are salary and related expenses for Service Reps in the amount of $108.9 million. Such salary and related expenses for the years ended December 31, 2009 and 2008 were $104.6 million and $108.9 million, respectively.

(s)	Lease Commitments

The Company leases office space, vehicles and equipment under non-cancelable operating leases, which expire at various dates through 2016. The Company’s operating leases generally have one to four year terms and may have renewal options. The Company records rent expense and amortization of leasehold improvements on a straight-line basis over the initial term of the lease and the Company does not negotiate rent holidays, rent concessions or leasehold improvements in its office leases. The lease period is determined as the original lease term without renewals, unless and until the exercise of lease renewal options is reasonably assured.

(t)	Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the years ended December 31, 2010, 2009 and 2008 are salary and related expenses of $253.7 million, $257.4 million and $238.4 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $68.4 million, $66.0 million and $66.4 million during the respective periods. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors that do not employ respiratory therapists.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

(u)	Employee Benefit Plans

The Company has a defined contribution plan covering substantially all employees subject to specific plan requirements. The Company also sponsors an employee stock purchase plan that enables eligible employees to purchase shares of the Company’s common stock at the lower of 85 percent of the fair market value of the Company’s stock price on: (i) the last day of the offering period; or (ii) the last day of the prior offering period. Employees are able to elect to have up to 10% of their base salary withheld on an after-tax basis. Under the employee stock purchase plan, 1.8 million shares were authorized for issuance. To date, 970,869 shares have been issued under this authorization. During 2010, the Company issued 62,739 shares at an average price of $20.49; during 2009, the Company issued 93,390 shares at an average price of $12.79 and during 2008, the Company issued 84,762 shares at an average price of $15.38 per share.

(v)	Stock Plans

The Company has multiple stock-based employee compensation plans, which are more fully described in Note 11.

(w)	Segment Information

The Company provides home health care equipment and services through 1,090 operating centers in 48 states. The Company’s operating centers exhibit similar long-term financial performance and have similar economic characteristics, having similar products and services, types of customers and methods used to distribute their products and services. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment based on the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 280, “Segment Reporting.”

(x)	Self-Insurance Risk

The Company is subject to workers’ compensation, professional liability, auto liability and employee health benefit claims, which are primarily self-insured; however, the Company maintains certain stop-loss and other insurance coverage which it believes to be appropriate. Provisions for estimated settlements relating to the workers’ compensation and health benefit plans are provided in the period of the related claim on a case-by-case basis plus an amount for incurred but not reported claims. Differences between the amounts accrued and subsequent settlements are recorded in operations in the period of settlement.

(y)	Contingencies

The Company is involved in certain claims and legal matters arising in the ordinary course of its business. The Company evaluates and records liabilities for contingencies based on known claims and legal actions when it is probable a liability has been incurred and the liability can be reasonably estimated.

(z)	Concentration of Credit Risk

The Company’s revenues are generated through 1,090 locations in 48 states. The Company generally does not require collateral or other security in extending credit to its customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies covering its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally and state funded programs, which aggregated approximately 60% of net revenues in 2010, 2009 and 2008.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

(aa)	Comprehensive Income

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

(2)    Fair Value of Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. “the exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. A hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs.

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation, such as the recent illiquidity in the auction rate securities market. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition has caused, and in the future may cause, the Company’s financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the years ended December 31, 2010 and December 31, 2009 the Company did not have any reclassifications in levels.

The Company estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined by ASC 820, “Fair Value Measurements and Disclosures.” Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The fair value of the contingent consideration arrangement was estimated by applying the income approach.

Each period, the Company evaluates the fair value of the contingent consideration obligations and records any increases in the fair value as contingent consideration expense and decreases in the fair value as a reduction

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

of contingent consideration expense. Contingent consideration of $6.1 million was outstanding at December 31, 2009 related to a business acquisition in May 2009. Contingent consideration of $4.2 million was recorded during the first quarter of 2010 in connection with a business acquisition in February 2010. The fair value of contingent consideration obligations decreased to $8.7 million as of June 30, 2010, primarily due to changes in the assumed timing and amount of revenue and expense estimates related to the business acquired in May 2009. The fair value of contingent consideration obligations decreased from $8.7 million as of June 30, 2010 to $0.0 million as of December 31, 2010, pursuant to mutual release agreements executed in September 2010 and December 2010 by the Company and the former owners of the businesses acquired in May 2009 and February 2010, respectively, that resulted in the payment of $1.0 million to the former owners of the business acquired in February 2010 and the discharge of the remaining contingent consideration obligations. Accordingly, the Company recorded a gain of $3.2 million in the fourth quarter of 2010 and $9.3 million for the twelve months ended December 31, 2010 which is reported in selling, general and administrative expenses in its consolidated statement of operations.

The following tables present the valuation of the Company’s financial assets and financial liabilities as of December 31, 2010 and 2009, measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Significant Unobservable Inputs (Level 3)
	(In thousands)
	December 31, 2010	December 31, 2009
Assets
Short-term investments—trading securities	$0	$54,215
Short-term investments—UBS Put Option	0	4,435

Total	$0	$58,650

Liabilities
Acquisition-related contingent consideration—short-term	$0	$276	(1)
Acquisition-related contingent consideration—long-term	0	5,794	(2)

Total	$0	$6,070

(1)	Included in current installments of long-term obligations on the accompanying condensed consolidated balance sheets.
(2)	Included in long-term obligations, excluding current installments on the accompanying condensed consolidated balance sheets.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

The following table presents the changes in the estimated fair values of the Company’s financial assets and liabilities that are measured using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009:

	Significant Unobservable Inputs (Level 3)
	Assets	Liabilities
	(In thousands)
Balance on December 31, 2008	$60,400	$0
Unrealized gain—trading securities included in earnings	6,392	0
Unrealized loss—UBS Put Option included in earnings	(6,392)	0
Redemptions at par	(1,750)	0
Acquisition-related contingent consideration recorded in 2009	0	6,070

Balance on December 31, 2009	58,650	6,070
Unrealized gain—trading securities included in earnings	4,435	0
Unrealized loss—UBS Put Option included in earnings	(4,435)	0
Redemptions at par	(58,650)	0
Acquisition-related contingent consideration recorded in 2010	0	4,195
Change in fair value of contingent consideration—included in SG&A	0	(9,265)
Payments under contingent consideration arrangements	0	(1,000)

Balance on December 31, 2010	$0	$0

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$164,203	$164,203	$20,428	$20,428
Short-term investments—held to maturity	40,000	40,000	0	0
Restricted cash	345	345	0	0

Liabilities:
2.75% Series A Debentures	255,727	302,672	246,186	291,170
2.75% Series B Debentures	234,047	305,422	225,093	289,438
Deferred acquisition obligations	619	619	2,478	2,478

Fair values were determined as follows:

•

The carrying amounts of cash and cash equivalents, short-term investments, restricted cash and deferred acquisition obligations approximate fair value because of the short-term maturity of these instruments. The short-term investments are classified as held-to-maturity and are carried at amortized cost.

•

The fair values of the Series A and Series B Debentures are estimated based on several standard market variables, including the Company’s stock price, yield to put/call through conversion and yield to maturity.

•

The Company believes that the recorded values of all of its other financial instruments approximate their fair values because of their nature and respective relatively short maturity dates or durations.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

(3)    Investments

All of the auction rate securities held as of December 31, 2009, totaling $58.7 million with a fair value of $54.2 million, were secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government. The auction rate securities held by the Company were senior obligations under the applicable indentures authorizing the issuance of such securities. The Company received full redemptions of these securities, at par, during 2010.

The auction rate securities owned by the Company were purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”). In November 2008, the Company accepted an offer (the “UBS Put Option”) from UBS to sell to it at par value all of the Company’s remaining auction rate securities during a two-year time period beginning June 30, 2010. The Company elected to measure the UBS Put Option under the fair value option using a discounted cash flow approach that takes into account certain estimates for interest rates and the timing and amount of expected future cash flows, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the auction rate securities. On June 30, 2010, the Company exercised the put option to sell the remaining securities at par value.

During the year ended December 31, 2008, the Company recognized a $10.8 million unrealized loss on the auction rate securities recorded to other expense, and recorded a corresponding decrease to long-term investments. This was offset by recognizing a $10.8 million unrealized gain on the UBS Put Option recorded to other income, and recorded a corresponding increase to long-term investments.

During the year ended December 31, 2009, the Company recognized a $6.4 million unrealized gain on the auction rate securities recorded to other income, and recorded a corresponding increase to short-term investments. This was offset by recognizing a $6.4 million unrealized loss on the UBS Put Option recorded to other expense, and recorded a corresponding decrease to short-term investments.

During the year ended December 31, 2010, the Company recognized a $4.4 million unrealized gain on the auction rate securities recorded to other income, and recorded a corresponding increase to short-term investments. This was offset by recognizing a $4.4 million unrealized loss on the UBS Put Option recorded to other expense and recording a corresponding decrease to short-term investments.

On October 15, 2010, the Company invested $20.0 million in a 182-day time deposit issued by Credit Agricole Corporate and Investment Bank maturing on April 15, 2011. The investment is classified as held-to-maturity and carried at amortized cost of $20.0 million in the accompanying balance sheet at December 31, 2010.

On August 10, 2010, the Company invested $20.0 million in a 157-day time deposit issued by Credit Agricole Corporate and Investment Bank maturing on January 14, 2011. The investment is classified as held-to-maturity and carried at amortized cost of $20.0 million in the accompanying balance sheet at December 31, 2010.

(4)    Accounts Receivable, Net

Accounts receivable at December 31, 2010 and 2009 consist of:

	2010	2009
	(In thousands)
Trade accounts receivable	$234,404	$201,102
Less allowance for sales adjustments and uncollectible accounts	(48,403)	(41,560)

Accounts receivable, net	$186,001	$159,542

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

(5)    Property and Equipment, Net

Property and equipment at December 31, 2010 and 2009 consist of:

	2010	2009
	(In thousands)
Land and improvements	$3,111	$3,111
Building and improvements	24,128	23,384
Medical rental equipment	940,385	873,553
Equipment, furniture and other	200,612	180,358

	1,168,236	1,080,406
Less accumulated depreciation	(829,458)	(741,156)

Property and equipment, net	$338,778	$339,250

Depreciation of medical rental equipment was approximately $103.5 million in 2010, $105.8 million in 2009 and $104.4 million in 2008. Accumulated depreciation of medical rental equipment at December 31, 2010 and 2009 was $700.3 million and $622.9 million, respectively.

(6)    Leases

The Company entered into a three-year capital lease in 2007 covering computer equipment with no outstanding balance at December 31, 2010. The book value of the underlying equipment is included in Property and Equipment as follows:

	2010	2009
	(In thousands)
Equipment, furniture and other	$1,250	$1,250
Less accumulated depreciation	(1,120)	(951)

	$130	$299

Amortization of assets held under capital leases of $0.2 million, $0.2 million and $0.6 million in 2010, 2009 and 2008, respectively, is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

The Company has noncancelable lease obligations, primarily for buildings, office equipment and vehicles, that expire over the next six years and may provide for renewal options for periods generally ranging from one year to three years and that require the Company to pay ancillary costs such as maintenance and insurance. Operating lease expense was approximately $53.2 million in 2010, $52.5 million in 2009 and $52.0 million in 2008. Future minimum lease payments under noncancelable operating leases as of December 31, 2010, are as follows:

Operating leases
(In thousands)
2011	$40,519
2012	27,520
2013	13,172
2014	4,461
2015	964
Thereafter	68

Total minimum lease payments	$86,704

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

(7)    Long-Term Obligations

Long-term obligations at December 31, 2010 and 2009 consist of:

	2010	2009
	(In thousands)
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2012	$275,000	$275,000
Unamortized discount	(19,273)	(28,814)
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2014	275,000	275,000
Unamortized discount	(40,953)	(49,907)
Other long-term liabilities	4,497	5,031
Capital lease obligations due through 2010	0	13
Unsecured acquisition obligations and contingent consideration, net of imputed interest, payable in various installments through 2011	619	8,548

Total long-term obligations	494,890	484,871
Less: current installments	619	2,767

Long-term obligations, excluding current installments	$494,271	$482,104

The Company’s revolving credit agreement with several lenders and Bank of America N.A. as agent, dated December 1, 2006, permits the Company to borrow amounts up to $390.0 million under a five-year revolving credit facility. The five-year revolving credit facility contains a $60.0 million letter of credit sub-facility, which reduces the principal amount available under the five-year revolving credit facility by the amount of outstanding letters of credit on the sub-facility. As of December 31, 2010 and 2009, there were no borrowings outstanding on the five-year credit facility and $31.6 million and $33.6 million, respectively, in standby letters of credit were issued as of those dates. The revolving five-year credit agreement has a maturity date of December 1, 2011. Upon entering into the five-year credit agreement, origination and other upfront fees and expenses of $1.0 million were paid and are being amortized over five years. In addition to the upfront fees, the Company pays an annual administration agency fee along with a quarterly facility fee. The facility fee is based on the Company’s consolidated leverage ratio and ranges between 0.10% and 0.175% annually. The leverage ratio is calculated each quarter to determine the applicable interest rate on revolving loans, the letter of credit fee and the facility fee for the following quarter. The revolving credit agreement contains several financial and other negative and affirmative covenants customary in such agreements and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. The financial covenants in the Company’s credit agreement include interest coverage and leverage ratios, as defined in the agreement. The Company’s credit agreement requires compliance with all covenants set forth in the agreement and the Company was in compliance with all covenants as of December 31, 2010. The credit agreement defines the occurrence of certain specified events as events of default which, if not waived by or cured to the satisfaction of the requisite lenders, allow the lenders to take actions against the Company, including termination of commitments under the agreement, acceleration of any unpaid principal and accrued interest in respect of outstanding borrowings, payment of additional cash collateral to be held in escrow for the benefit of the lenders and enforcement of any and all rights and interests created and existing under the credit agreement. Under certain conditions, an event of default may result in an increase in the interest rate (the “Default Rate”) payable by the Company on loans outstanding under the credit facility. The Default Rate is equal to the interest rate (including any applicable percentage as set forth in the agreement) otherwise applicable to such loans plus 2% per annum. In the case of a bankruptcy event (as defined in the credit agreement) all commitments automatically terminate and all amounts outstanding under the credit facility become immediately due and payable.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

On October 31, 2007, the Company completed the sale of $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037—Series A (the “Series A Debentures”) and $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037—Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and are convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of the Company’s common stock or in a combination of cash and shares of common stock, at the Company’s option. The base conversion rate for the Debentures as of December 31, 2010 is 29.6903 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to a base conversion price of approximately $33.68 per share. In addition, if at the time of conversion the applicable price of the Company’s common stock exceeds the base conversion price, holders of the Series A Debentures and Series B Debentures will receive an additional number of shares of common stock per $1,000 principal amount of the Debentures, as determined pursuant to a specified formula. The Company will have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require the Company to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

The aggregate maturities of long-term obligations for each of the five years subsequent to December 31, 2010 are as follows:

(In thousands)
2011	$619
2012	277,469
2013	1,376
2014	275,635
2015	17
Thereafter	0

$555,116

The Company has estimated the fair value of the liability components of the Series Debentures by calculating the present value of the cash flows of similar liabilities without associated equity components. In performing those calculations, the Company estimated that instruments similar to the Series A and B Debentures without a conversion feature as of the date of issuance would have had 7.0% and 7.4% rates of return (respectively) and expected lives of five and seven years (respectively). These estimated rates of return were based on the Company’s nonconvertible debt borrowing rate at the time of issuance and the expected lives were based on the holder’s put option features embedded in the notes. The initial proceeds from the instruments exceeded the estimated fair value of the liability components, and as a result, the Company reclassified $47.4 million and $67.2 million, respectively, of the carrying value of the Series A and B convertible debentures to equity as of the October 31, 2007 issuance date. These amounts represent the equity components of the proceeds from the debentures. The Company also recognized debt discounts equal to the equity components which will be accreted to interest expense over the respective 5 and 7-year terms of the first put option dates specified in the

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

indentures underlying the debentures. The accreted interest plus the cash interest payments based on the stated coupon rates results in interest cost being recognized in the income statement that reflects the interest rates on similar instruments without a conversion feature.

The debt and equity components recognized for our Series A and Series B convertible debentures were as follows (in thousands):

	December 31, 2010		December 31, 2009
	Series A	Series B	Series A	Series B
Principal amount of convertible debentures	$275,000	$275,000	$275,000	$275,000
Unamortized discount	(19,273)	(40,953)	(28,814)	(49,907)

Net carrying amount	255,727	234,047	246,186	225,093
Additional paid-in capital	29,065	41,238	29,065	41,238

At December 31, 2010, the remaining period over which the discount on the liability components will be amortized is 22 months and 46 months for the Series A and Series B convertible debentures, respectively.

The amount of interest expense recognized for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	December 31, 2010		December 31, 2009		December 31, 2008
	Series A	Series B	Series A	Series B	Series A	Series B
Contractual coupon interest	$7,562	$7,562	$7,562	$7,562	$7,562	$7,562
Amortization of discount on convertible debentures	9,541	8,954	8,913	8,333	8,327	7,755

Interest expense	$17,103	$16,516	$16,475	$15,895	$15,889	$15,317

(8)    Income Taxes

The tax effects of temporary differences that account for significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	2010	2009
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$10,876	$8,196
Accruals	11,682	10,781
Deferred revenue	4,822	8,101
Stock-based compensation	19,923	18,400
Other	12,944	10,852

	60,247	56,330

Less: Valuation allowance	(178)	(138)

Total deferred tax assets	60,069	56,192

Deferred tax liabilities:
Tax over book intangible asset amortization	(260,783)	(227,518)
Tax over book depreciation	(80,437)	(68,135)
Convertible debt interest	(64,156)	(56,492)
Other	(4,428)	(2,333)

Total deferred tax liabilities	(409,804)	(354,478)

Net deferred tax liabilities	$(349,735)	$(298,286)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

At December 31, 2010 and December 31, 2009 the Company had state income tax net operating loss carryforwards of $3.5 million and $2.9 million, respectively. The Company believes that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $0.2 million and $0.1 million at December 31, 2010 and 2009, respectively, on the deferred tax assets relating to these state net operating loss carryforwards. Such deferred tax assets expire between 2011 and 2030 as follows:

(In thousands)
2011 – 2017	$224
2021 – 2025	146
2023 – 2030	3,096

$3,466

Income tax expense attributable to operations consists of:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current:
Federal	$58,853	$44,923	$101,480
State	6,617	4,623	10,919

Total current	65,470	49,546	112,399

Deferred:
Federal	46,190	35,046	23,002
State	5,259	2,699	2,877

Total deferred	51,449	37,745	25,879

Total income tax expense	$116,919	$87,291	$138,278

Total income tax expense allocation:
Income from operations	$116,919	$87,291	$138,278
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(1,419)	(4,448)	(3,098)

	$115,500	$82,843	$135,180

Total income tax expense differs from the amounts computed by applying a U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Computed “expected” tax expense	$104,473	$78,185	$127,940
State income taxes, net of federal income tax benefit	8,151	4,760	8,967
Permanent differences	5,183	6,180	1,247
Other	(888)	(1,834)	124

Total income tax expense	$116,919	$87,291	$138,278

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

The Company had gross unrecognized tax benefits, including interest and penalties as of December 31, 2010 and December 31, 2009, respectively, of $4.8 million and $5.8 million, of which $3.2 million and $3.9 million, net of federal tax benefit, if recognized, would favorably affect the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross amount provided for potential interest and penalties at December 31, 2010 totaled $1.3 million and $0.2 million, respectively.

A reconciliation of the beginning and ending balances of the Company’s gross liability for unrecognized tax benefits, excluding the related interest and penalties, at December 31, 2010 and December 31, 2009 is as follows:

	2010	2009
	(In thousands)
Total gross unrecognized tax benefits at beginning of period	$4,116	$8,839
Additions for tax positions related to the current year	201	456
Additions for tax positions related to prior years	535	1,199
Reductions for tax positions related to prior years	(574)	(1,098)
Settlements	(415)	(4,677)
Reductions due to lapse in statute of limitations	(535)	(603)

Total gross unrecognized tax benefits at end of period	$3,328	$4,116

The Company conducts business nationally and, as a result, files U.S. federal income tax returns and returns in various state and local jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the United States. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations for years before 2006 and 2005, respectively.

The Company effectively settled examinations with various taxing jurisdictions for $0.5 million and $5.7 million for the years 2010 and 2009, respectively. The Company does not expect that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

The Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. income tax returns through 2009. The U.S. federal statute of limitations remains open for the years 2007 and forward. There are no material disputes for the open tax years. The year 2010 is currently under examination.

(9)    Other Current Liabilities

Other current liabilities at December 31, 2010 and 2009 consist of:

	2010	2009
	(In thousands)
Deferred revenue	$39,256	$37,022
Other current liabilities	12,245	12,242

	$51,501	$49,264

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

December 31, 2010, 2009 and 2008

On May 14, 2010, the Company’s Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend on the Company’s common stock. The additional shares were distributed to stockholders on June 15, 2010. All share and per share information has been adjusted retrospectively for all periods presented to reflect this stock split.

On June 21, 2010, the Company announced that its Board of Directors had approved the initiation of a quarterly cash dividend payable at an annual rate of $0.80 per share of common stock outstanding. Cash dividends declared and paid in 2010 totaled $39.2 million. The payment of future dividends is dependent on the Company’s future earnings and cash flow and is subject to the discretion of its Board of Directors.

(11)    Stock-Based Compensation

The Company issues stock options and other stock-based awards to key employees and non-employee directors under stock-based compensation plans. The Company also sponsors an employee stock purchase plan.

The Company uses the fair value accounting for stock-based awards granted or modified, which requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company realized excess tax benefits of $0.8 million, $39.0 thousand and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, and these amounts have been classified as a financing cash inflow as well as an operating cash outflow. Additionally, $6.5 million, $6.0 million and $3.1 million have been included in the change in income taxes payable as an operating cash inflow for the years ended December 31, 2010, 2009 and 2008, respectively.

For the years ended December 31, 2010, 2009 and 2008, the Company recognized total stock-based compensation expenses of $25.2 million, $25.5 million and $19.3 million, respectively, as well as related tax benefits of $6.7 million, $6.0 million and $7.0 million, respectively. All stock-based compensation expenses are recognized using a graded method approach and are either classified within operating or selling, general and administrative expenses in the consolidated statements of operations, with substantially all of the expense being in selling, general and administrative expenses.

Stock Options

The Company has five outstanding stock plans that provide for the grant of options and other stock-based awards to officers, employees and non-employee directors. To date, stock options have been granted with an exercise price equal to the fair value of the stock at the date of grant. Stock options generally have eight to ten year expiration terms and generally vest over one to five years depending on the particular grant. As of December 31, 2010, approximately 3.7 million shares are available for future grant under the Company’s shareholder-approved stock plans. See table below for a summary of individual plans.

	Plan Year
	1998	2000	2001	2004	2007	Total
Reserved	4,500,000	3,000,000	9,750,000	6,000,000	6,000,000	29,250,000
Outstanding	96,000	69,750	1,755,262	3,147,001	1,844,001	6,912,014
Available for grant	0	0	1,365,074	405,557	1,900,599	3,671,230

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

The following table summarizes information about stock options outstanding under the plans at December 31, 2010:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$19.79 – $20.38	1,791,000	5.35 years	$20.30	895,000	$20.23
$20.38 – $21.33	1,172,750	1.56 years	21.17	1,172,750	21.17
$21.33 – $26.02	1,343,402	3.89 years	25.84	1,343,402	25.84
$26.02 – $28.22	2,604,862	2.66 years	28.22	2,604,862	28.22

$19.79 – $28.22	6,912,014	3.41 years	$24.51	6,016,014	$25.12

The Company believes that the Black-Scholes valuation model provides a reasonable estimate of the fair value of the Company’s stock options, particularly in view of the absence of any market-based or performance-based vesting conditions attached to those stock options. The Black-Scholes option pricing model requires various inputs including, among other things, an estimate of expected share price volatility. The Company considers the use of both historical and implied volatility assumptions in calculating the fair value of stock options issued. The expected option term is based on historical exercise and post-vesting termination patterns. The expected dividend yield is based on the expected dividend yield, if any, on the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant based on the expected term. The Company did not grant any stock options in 2010 or 2008.

Following are the specific weighted average valuation assumptions for the stock options granted in 2009:

Expected dividend yield	0.00%
Risk-free interest rate	2.41%
Expected volatility	32.72%
Expected term	6 years

Stock option activity for the years ended December 31, 2008 through 2010 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	13,455,922	$22.31	3.53	$37,407,139
Exercised in 2008	(918,000)	10.98
Cancelled, forfeited or expired in 2008	(51,525)	26.68
Options granted in 2008	0	0.00

Outstanding at December 31, 2008	12,486,397	23.12	2.74	$1,526,570
Exercised in 2009	(2,903,000)	18.89
Cancelled, forfeited or expired in 2009	(2,940,521)	22.50
Options granted in 2009	1,344,000	20.38

Outstanding at December 31, 2009	7,986,876	24.43	4.23	$14,398,197
Exercised in 2010	(1,069,537)	23.88
Cancelled, forfeited or expired in 2010	(5,325)	27.25
Options granted in 2010	0	0.00

Outstanding at December 31, 2010	6,912,014	$24.51	3.41	$19,658,512

Exercisable at December 31, 2010	6,016,014	$25.12	2.89	$13,879,312

Vested or expected to vest as of December 31, 2010	6,909,595	$24.51	3.41	$19,642,908

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

Stock options outstanding at December 31, 2010, were 6,912,014. Of those stock options outstanding at December 31, 2010, 6,016,014 were exercisable at December 31, 2010 and 896,000 were unvested. Of the total stock options outstanding at December 31, 2010, 6,909,595 stock options are vested or expected to vest in the future, net of expected cancellations and forfeitures of 2,419. The intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, amounted to $6.4 million, $12.5 million and $8.6 million, respectively.

Restricted Stock

Under the 2004 and 2007 Stock Plans, employees and non-employee directors may be granted restricted stock at nominal cost to them. Restricted stock is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company’s common stock. Restricted stock may vest upon the employees’ fulfillment of specified performance and/or service-based conditions. In November 2010, the Company granted 40,000 shares of restricted stock, which have service-based conditions, to two of its non-employee directors. The restrictions will lapse in annual installments over two years. In January 2010, the Company granted 542,400 shares of restricted stock, which have service-based conditions, to certain employees. The restrictions will lapse in annual installments over five years. In October 2009, the Company granted 1,425,000 shares of restricted stock, which have service-based conditions, to certain key employees. The restrictions lapse after three years. In October 2009, the Company granted 288,000 shares of restricted stock, which have service-based conditions, to its non-employee directors. The restrictions will lapse in annual installments over three years. In September 2008, the Company granted 487,500 shares of restricted stock to certain key employees with two-year vesting terms, with accelerated vesting available upon meeting specific performance criteria. The performance criteria, based on achieving pre-determined EPS goals for a specific period, was met and resulted in accelerated vesting after one year. In September 2008, the Company granted 354,000 shares of restricted stock, which have service-based conditions, to non-employee directors and certain other key employees. The restrictions lapse in one to four year annual installments. During the years ended December 31, 2010, 2009 and 2008, the Company recognized $19.5 million, $16.7 million and $6.4 million, respectively, of stock-based compensation expense related to restricted stock.

A summary of the status of unvested restricted stock for the years ended December 31, 2008 through 2010 is presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2007	557,775	$25.99
Granted	841,500	20.28
Vested	0	0.00
Forfeited	(31,500)	26.01

Unvested at December 31, 2008	1,367,775	22.48
Granted	1,713,000	20.37
Vested	(548,250)	20.11
Forfeited	(25,950)	25.07

Unvested at December 31, 2009	2,506,575	21.53
Granted	582,400	23.76
Vested	(381,025)	22.92
Forfeited	(23,700)	24.67

Unvested at December 31, 2010	2,684,250	$21.79

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“Stock Purchase Plan” or “ESPP”) provides a means to encourage and assist employees in acquiring a stock ownership interest in Lincare. Payroll deductions are accumulated during each quarter and applied toward the purchase of stock on the last trading day of each quarter. The Stock Purchase Plan defines purchase price per share as 85% of the lower of the fair value of a share of common stock on the last trading day of the previous plan quarter, or the last trading day of the current plan quarter.

During the years ended December 31, 2010, 2009 and 2008, 62,739 shares, 93,390 shares and 84,762 shares, respectively, of common stock were purchased under the Stock Purchase Plan resulting in compensation cost of $0.3 million, $0.3 million and $0.4 million, respectively.

Total Stock-Based Compensation

The following weighted-average per share fair values were determined for stock-based compensation grants or ESPP stock purchases occurring during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Options granted	N/A	$7.15	N/A

Restricted stock awards granted	$23.76	$20.37	$20.28

ESPP stock purchases	$5.40	$3.42	$4.59

During the years ended December 31, 2010, 2009 and 2008, the Company received cash of $26.8 million, $56.0 million and $11.4 million, respectively, from employee stock purchases, grants of restricted stock awards and exercises of stock options, and realized related tax benefits of $6.7 million, $4.4 million and $3.1 million, respectively. There were no stock options settled for cash during the years ended December 31, 2010, 2009 and 2008.

As of December 31, 2010, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock amounted to $3.4 million and $30.8 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.3 years and 1.9 years, respectively.

The total estimated fair value of stock options vested during 2010, 2009 and 2008 was $6.1 million, $3.7 million and $15.9 million, respectively. The total estimated fair value of restricted stock vested during 2010, 2009 and 2008 was $8.6 million, $11.0 million and $0.0 million, respectively.

The Company issues new shares of common stock to satisfy stock-based awards upon exercise.

(12)    Net Revenues

Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally and state funded programs, which aggregated approximately 60% of net revenues in 2010, 2009 and 2008.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

The following table sets forth a summary of the Company’s net revenues by product category:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Oxygen and other respiratory therapy	$1,485,359	$1,398,212	$1,526,737
Home medical equipment and other	183,846	152,265	137,843

Total	$1,669,205	$1,550,477	$1,664,580

Included in net revenues are rental and sale items that comprise approximately 61.5% and 38.5% of total revenues in 2010, approximately 63.3% and 36.7% in 2009, and approximately 68.1% and 31.9% in 2008, respectively.

(13)    Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the Company’s earnings, including exercise of outstanding stock options and non-vested restricted stock. As discussed in Note 7, the conditions for conversion related to the Company’s Convertible Debentures have never been met. Accordingly, there was no impact on diluted earnings per share attributable to assumed conversion. When the exercise of stock options or the inclusion of awards is anti-dilutive, they are excluded from the earnings per common share calculation. For the years ended December 31, 2010, 2009 and 2008, the number of excluded shares underlying anti-dilutive stock options and awards was 2,712,625, 13,683,516 and 11,081,124, respectively.

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Numerator:
Basic—Income available to common stockholders	$181,574	$136,096	$227,266
Adjustment for assumed dilution:
Interest on 3% convertible debt, net of tax	0	0	2,343	(1)

Diluted—Income available to common stockholders and holders of dilutive securities	$181,574	$136,096	$229,609

Denominator:
Weighted average shares	95,295	102,114	109,566
Effect of dilutive securities:
Stock options and stock awards	1,835	632	329
3% convertible debt	0	0	3,530

Adjusted weighted average shares	97,130	102,746	113,425

Per share amount:
Basic	$1.91	$1.33	$2.07

Diluted	$1.87	$1.32	$2.02	(1)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

(1)	Figures reflect the application of the “if converted” method of accounting for the Company’s 3.0% Convertible Senior Debentures due 2033 (see “Liquidity and Capital Resources”) in accordance with ASC 260-10. The debentures were redeemed in full on June 15, 2008, pursuant to a notice of redemption.

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

The Company acquired certain assets of six businesses in 2010, two businesses in 2009 and three businesses in 2008. Consideration for the acquisitions generally included cash, deferred acquisition payments (unsecured non-interest bearing) and contingent consideration.

Each acquisition during 2010, 2009 and 2008 was accounted for as a purchase. The results of operations of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition. Each of the acquired companies conducted operations similar to that of the Company. These allocations are inclusive of amounts not yet paid.

The acquisition date fair values of the total consideration transferred for the acquisitions described above were as follows:

	2010	2009	2008
	(In thousands)
Cash	$11,375	$5,077	$22,028
Contingent consideration	4,195	6,070	0
Deferred acquisition obligations (1)	3,438	563	7,162

	$19,008	$11,710	$29,190

(1)	Includes $2.8 million related to an acquisition closed in December 2010 and paid in January 2011.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition dates for the acquisitions described above:

	2010	2009	2008
	(In thousands)
Current assets	$697	$3	$533
Property and equipment	4,817	83	1,314
Intangible assets	85	260	2,045
Goodwill	14,661	11,398	25,454
Assumption of liabilities	(265)	(23)	(126)
Deferred revenue	(987)	(11)	(30)

	$19,008	$11,710	$29,190

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

The results of the 2010 acquisitions have been included in the Company’s financial statements from the acquisition dates forward and were not significant for 2010. Pro forma information for the comparable period of 2009 would not be materially different from amounts reported.

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

Private litigants may also make claims against health care providers for violations of health care laws in actions known as qui tam suits. In these cases, the government has the opportunity to intervene in, and take control of, the litigation. The government has declined to intervene for purposes other than dismissal in all unsealed qui tams.

The Company is involved in certain other claims and legal actions in the ordinary course of its business. The ultimate disposition of all such matters is not expected to have a material adverse impact on its financial position, results of operations or liquidity.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

(16)    Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial results for the years ended December 31, 2010 and 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2010:
Net revenues	$410,040	$418,366	$418,673	$422,126

Operating income	$80,859	$85,152	$83,685	$84,485

Net income	$43,636	$46,415	$45,452	$46,071

Income per common share:
Basic	$0.46	$0.48	$0.48	$0.49

Diluted	$0.45	$0.47	$0.47	$0.48

2009:
Net revenues	$371,674	$380,359	$392,644	$405,800
Operating income	$51,814	$62,713	$66,111	$76,823

Net income	$25,984	$33,473	$36,028	$40,611

Income per common share:
Basic	$0.24	$0.33	$0.36	$0.41

Diluted	$0.24	$0.33	$0.36	$0.41

(17)    Subsequent Event

On January 3, 2011, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.20 per share which was paid on January 28, 2011 to stockholders of record as of January 14, 2011. The total dividend paid was $19.3 million.

SCHEDULE II

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Expenses	Net Sales Adjustments and Other		Deductions		Balance at End of Period
	(In thousands)
Year Ended December 31, 2010
Deducted from asset accounts:
Allowance for sales adjustments and uncollectible accounts	$41,560	$31,849	$0	(1)	$25,006	(2)	$48,403

Year Ended December 31, 2009
Deducted from asset accounts:
Allowance for sales adjustments and uncollectible accounts	$47,071	$23,257	$(5,894	)(1)	$22,874	(2)	$41,560

Year Ended December 31, 2008
Deducted from asset accounts:
Allowance for sales adjustments and uncollectible accounts	$42,370	$24,969	$6,469	(1)	$26,737	(2)	$47,071

(1)	To record net sales adjustments and allowances on business combinations.

(2)	To record write-offs, net of recoveries.

S-1

INDEX OF EXHIBITS

Exhibit Number	Exhibit
3.10(B)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.
3.11(B)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.
3.20(Q)	Amended and Restated By-Laws of Lincare Holdings Inc.
4.1(F)	Lincare Holdings Inc. Indenture dated as of June 11, 2003
4.2(F)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003
10.1(C)	Lincare Holdings Inc. 1998 Stock Plan
10.2(C)	Lincare Holdings Inc. 2000 Stock Plan
10.3(G)	Amended Lincare Holdings Inc. 2001 Stock Plan
10.4(H)	Lincare Holdings Inc. 2004 Stock Plan
10.5(K)	Lincare Holdings Inc. 2007 Stock Plan
10.6(E)	Lincare Inc. 401(k) Plan
10.7(A)	Employee Stock Purchase Plan
10.8(N)	2009 Employee Stock Purchase Plan
10.9(I)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and John P. Byrnes dated July 1, 2004
10.10(I)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and Shawn S. Schabel dated July 1, 2004
10.11(I)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and Paul G. Gabos dated July 1, 2004
10.12(O)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and John P. Byrnes dated October 1, 2009
10.13(O)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and Shawn S. Schabel dated October 1, 2009
10.14(O)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and Paul G. Gabos dated October 1, 2009
10.15(O)	Restricted Stock Agreement between Lincare Holdings Inc. and John P. Byrnes dated October 1, 2009
10.16(O)	Restricted Stock Agreement between Lincare Holdings Inc. and Shawn S. Schabel dated October 1, 2009
10.17(O)	Restricted Stock Agreement between Lincare Holdings Inc. and Paul G. Gabos dated October 1, 2009
10.18(D)	Form of Executive Employment Agreement dated December 15, 2001
10.19(J)	Executive Employment Agreements dated November 15, 2004
10.20(M)	Second Amended Executive Employment Agreements dated December 28, 2007
10.21(O)	Third Amended Executive Employment Agreements dated October 1, 2009
10.22(A)	Form of Non-employee Director Stock Option Agreement
10.23(A)	Form of Non-qualified Stock Option Agreement
10.24(P)	Credit Agreement with Bank of America, N.A. as Agent and Calyon, New York Branch as Syndication Agent dated December 1, 2006
10.25(L)	First Amendment to Credit Agreement dated October 31, 2007
10.26(L)	Registration Rights Agreement dated October 31, 2007
10.27(L)	Indenture Between Lincare Holdings Inc. and U.S. Bank National Association dated October 31, 2007
10.28(L)	Indenture Between Lincare Holdings Inc. and U.S. Bank National Association dated October 31, 2007

S-2

Exhibit Number	Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries of Lincare Holdings Inc.
23.1	Consent of KPMG LLP
24.1	Special Powers of Attorney
31.1	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

A	Incorporated by reference to the Registrant’s Form 10-K dated March 26, 1998.

B	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.

C	Incorporated by reference to the Registrant’s Form 10-K dated March 29, 2001.

D	Incorporated by reference to the Registrant’s Form 10-K dated March 28, 2002.

E	Incorporated by reference to the Registrant’s Form 10-Q dated May 13, 2002.

F	Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.

G	Incorporated by reference to the Registrant’s Form 10-Q dated August 14, 2003.

H	Incorporated by reference to the Registrant’s Form DEF 14-A dated April 22, 2004.

I	Incorporated by reference to the Registrant’s Form 10-Q dated November 9, 2004.

J	Incorporated by reference to the Registrant’s Form 8-K dated November 18, 2004.

K	Incorporated by reference to the Registrant’s Form DEF 14-A dated April 5, 2007.

L	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2007.

M	Incorporated by reference to the Registrant’s Form 8-K dated January 3, 2008.

N	Incorporated by reference to the Registrant’s Form DEF 14-A dated April 1, 2009.

O	Incorporated by reference to the Registrant’s Form 8-K dated October 5, 2009.

P	Incorporated by reference to the Registrant’s Form 10-K dated February 25, 2010.

Q	Incorporated by reference to the Registrant’s Form 8-K dated December 21, 2010.

*	Furnished herewith

S-3