Form 10-Q
period 2011-03-31
LINCARE HOLDINGS INC
filed 2011-05-04
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2011
Common Stock, $0.01 par value	94,709,800

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$133,607	$164,203
Short-term investments	40,000	40,000
Restricted cash	0	345
Accounts receivable, net	216,796	186,001
Income tax receivable	0	9,443
Inventories	14,163	13,276
Prepaid and other current assets	3,467	3,542
Deferred income taxes	27,293	26,488

Total current assets	435,326	443,298

Property and equipment, net	336,153	338,778
Goodwill	1,283,078	1,258,065
Other	18,097	7,690

Total assets	$2,072,654	$2,047,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations	$8,744	$619
Accounts payable	64,536	64,078
Accrued expenses:
Compensation and benefits	42,498	39,500
Liability insurance	18,097	19,052
Income taxes payable	5,768	0
Other current liabilities	54,651	51,501

Total current liabilities	194,294	174,750

Long-term obligations, excluding current installments	500,485	494,271
Deferred income taxes and other taxes	395,448	381,061

Total liabilities	1,090,227	1,050,082

Commitments and contingencies:
Stockholders’ equity:
Common stock	947	963
Additional paid-in capital	687,753	681,988
Retained earnings	293,727	314,798

Total stockholders’ equity	982,427	997,749

Total liabilities and stockholders’ equity	$2,072,654	$2,047,831

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended
	March 31, 2011	March 31, 2010

Net revenues	$431,567	$410,040

Costs and expenses:
Cost of goods and services	124,209	110,926
Operating expenses	101,907	98,527
Selling, general and administrative expenses	82,879	84,051
Bad debt expense	8,631	6,151
Depreciation and amortization expense	29,317	29,526

	346,943	329,181

Operating income	84,624	80,859

Other income (expense):
Interest income	203	93
Interest expense	(9,258)	(8,934)

	(9,055)	(8,841)

Income before income taxes	75,569	72,018

Income tax expense	29,192	28,382

Net income	$46,377	$43,636

Basic earnings per common share	$0.50	$0.46

Diluted earnings per common share	$0.49	$0.45

Dividends declared per common share	$0.20	$0.00

Weighted average number of common shares outstanding	92,978	95,710

Weighted average number of common shares and common share equivalents outstanding	95,466	97,307

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income	$46,377	$43,636
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	8,631	6,151
Depreciation and amortization expense	29,317	29,526
Net gain on disposal of property and equipment	(3)	(16)
Amortization of debt issuance costs	442	442
Amortization of discount on bonds payable	4,829	4,503
Stock-based compensation expense	5,521	6,484
Deferred income taxes	13,722	5,913
Excess tax benefit from stock-based compensation	0	(9)
Change in assets and liabilities net of effects of acquired businesses:
Accounts receivable	(34,533)	(42,456)
Inventories	207	4,117
Prepaid and other assets	(1,181)	571
Accounts payable	910	2,973
Accrued expenses and other current liabilities	(5,489)	4,886
Income taxes payable	15,145	21,892
Long-term obligations	(2,565)	(750)

Net cash provided by operating activities	81,330	87,863

Cash flows from investing activities:
Proceeds from sale of property and equipment	6	18
Capital expenditures	(24,012)	(24,155)
Purchases of investments	(20,000)	0
Sales and maturities of investments	20,000	3,050
Business acquisitions, net of cash acquired	(20,597)	(11,128)
Cash restricted for future payments	345	(5,345)

Net cash used in investing activities	(44,258)	(37,560)

Cash flows from financing activities:
Payments of principal on debt	(515)	(13)
Payment of cash dividends	(19,253)	0
Proceeds from exercise of stock options and issuance of common shares	2,098	10,208
Excess tax benefit from stock-based compensation	0	9
Payments to acquire treasury stock	(49,998)	0

Net cash (used in) provided by financing activities	(67,668)	10,204

Net (decrease) increase in cash and cash equivalents	(30,596)	60,507

Cash and cash equivalents, beginning of period	164,203	20,428

Cash and cash equivalents, end of period	$133,607	$80,935

Supplemental disclosure of cash flow information:

Cash paid for interest	$0	$0

Cash paid for income taxes	$613	$1,135

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

Basis of Presentation: The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles accepted in the United States for interim financial information and with the instructions to Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes to the financial statements of Lincare Holdings Inc. and Subsidiaries on Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Investments: The Company determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. Based upon the Company’s intentions and ability to hold certain assets until maturity, the Company classifies certain debt securities as held-to-maturity and measures them at amortized cost. The Company classifies certain other debt securities as available-for-sale and measures them at fair value with unrealized gains or losses recorded in other comprehensive income. Realized gains and losses from both categories of investments are included in net income and are determined on a specific identification basis. Interest income and dividend income, if any, for both categories of investments are included in net income.

Restricted Cash: Restricted cash was held in an interest-bearing escrow account for the purposes of complying with and performing certain contractual obligations in connection with the February 1, 2010 purchase of the respiratory therapy, home medical equipment and infusion therapy business of Gentiva Health Services, Inc.

Concentration of Credit Risk: The Company’s revenues are generated through locations in 48 states. The Company generally does not require collateral or other security in extending credit to customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally and state funded programs, which represented approximately 59% and 58% of net revenues for the three months ended March 31, 2011 and 2010, respectively. The exclusion of the Company from participating in state and federally funded programs would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

Self-Insurance Risk: The Company is subject to workers’ compensation, professional liability, auto liability and employee health benefit claims, which are primarily self-insured; however, the Company maintains certain stop-loss and other insurance coverage which it believes to be appropriate. Provisions for estimated settlements relating to these self-insured liabilities are provided in the period of the related claims on a case-by-case basis plus an amount for incurred but not reported claims. Differences between the amounts accrued and subsequent settlements are recorded in operations in the period of settlement.

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

Net Revenues: The following table sets forth, for the periods indicated, a summary of the Company’s net revenues by product category:

	For The Three Months Ended March 31,
	2011	2010
	(In thousands)
Respiratory and other chronic therapies	$386,020	$368,201
DME, infusion and enteral therapies	45,547	41,839

Total	$431,567	$410,040

Included in net revenues in the three months ended March 31, 2011 are rental items that comprise approximately 59.3% of total revenues and sale items that comprise approximately 40.7% of total revenues. Included in net revenues in the three months ended March 31, 2010 are rental items that comprise approximately 61.8% of total revenues and sale items that comprise approximately 38.2% of total revenues.

Sales and Certain Other Taxes: In its consolidated financial statements, the Company accounts for taxes imposed on revenue-producing transactions by government authorities on a net basis, and accordingly, exclude such taxes from net revenues. Such taxes include, but are not limited to, sales, use, privilege and excise taxes.

Cost of Goods and Services: Cost of goods and services includes the cost of medical equipment (excluding depreciation of $26.3 million for the three-month periods in 2011 and 2010), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $13.9 million for the three-month period ended March 31, 2011. For the three-month period of 2010, such costs amounted to $13.2 million. Included in cost of goods and services in the three-month period ended March 31, 2011 are salary and related expenses of pharmacists and pharmacy technicians of approximately $3.3 million. Such salary and related expenses for the three-month period ended March 31, 2010, were $3.1 million.

Operating Expenses: The Company manages 1,093 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the interim periods of 2011 and 2010 within these major categories were as follows:

Operating Expenses (in thousands)	For The Three Months Ended March 31,
	2011	2010
Salary and related	$65,811	$62,958
Facilities	15,698	15,901
Vehicles	12,664	11,645
General supplies/miscellaneous	7,734	8,023

Total	$101,907	$98,527

Included in operating expenses during the three-month period ended March 31, 2011 are salary and related expenses for Service Reps in the amount of $27.6 million. Such salary and related expenses for the three-month period ended March 31, 2010, were $26.4 million.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three-month period ended March 31, 2011 are salary and related expenses of $62.2 million. These salary and related expenses include the cost of the Company’s respiratory therapists for the three-month period ended March 31, 2011, of $16.6 million. Included in SG&A during the three-month period ended March 31, 2010 are salary and related expenses of $63.3 million. These salary and related expenses include the cost of the Company’s respiratory therapists for the three-month period ended March 31, 2010, of $16.3 million. The Company’s respiratory therapists generally provide non-reimbursable clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s prescribed plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation, such as the recent illiquidity in the auction rate securities market. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition has caused, and in the future may cause, the Company’s financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the three-month period ended March 31, 2011, the Company did not have any reclassifications in levels.

The Company estimated the fair value of acquisition-related contingent consideration arrangements by applying the income approach using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

Contingent consideration of $9.6 million was recognized in connection with a business acquisition in February 2011. At March 31, 2011, the amounts recognized for the contingent consideration arrangements, the range of outcomes, and the assumptions used to develop the estimates had not materially changed.

The following table presents the valuation of the Company’s financial assets and liabilities as of March 31, 2011 and December 31, 2010, measured at fair value on a recurring basis (in thousands):

	Level 1	Level 3	Fair Value
March 31, 2011
Assets
Money Market Funds (1)	$50,015	$0	$50,015

Liabilities
Acquisition-related contingent consideration-short-term (2)	$0	$5,640	$5,640
Acquisition-related contingent consideration-long-term (3)	0	3,950	3,950

Total acquisition-related contingent consideration	$0	$9,590	$9,590

December 31, 2010
Assets
Money Market Funds (1)	$101,600	$0	$101,600

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
(2)	Included in current installments of long-term obligations on the accompanying condensed consolidated balance sheets.
(3)	Included in long-term obligations, net, excluding current installments on the accompanying condensed consolidated balance sheets.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the changes in the estimated fair values of the Company’s financial assets and liabilities that are measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2011:

	Significant Unobservable Inputs (Level 3)
	(In thousands)
	Assets	Liabilities
Balance on December 31, 2010	$0	$0
Acquisition-related contingent consideration recorded in 2011	0	9,590

Balance on March 31, 2011	$0	$9,590

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

(In thousands)	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Short-term investments – held to maturity	$40,000	$40,000	$40,000	$40,000
Restricted cash	0	0	345	345

Liabilities:
2.75% Series A Debentures	258,215	318,141	255,727	302,672
2.75% Series B Debentures	236,388	326,047	234,047	305,422
Deferred acquisition obligations	3,104	3,104	619	619

Fair values were determined as follows:

•

The carrying amounts of short-term investments, restricted cash and deferred acquisition obligations approximate fair value because of the short-term maturity of these instruments. The short-term investments are classified as held-to-maturity and are carried at amortized cost.

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

•	Deferred acquisition obligations exclude acquisition-related contingent consideration measured at fair value using Level 3 inputs.

Note 3. Investments

On January 14, 2011, the Company invested $20.0 million in a 181-day time deposit issued by Credit Agricole Corporate and Investment Bank maturing on July 14, 2011. The investment is classified as held-to-maturity and carried at amortized cost of $20.0 million in the accompanying balance sheet at March 31, 2011.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On October 15, 2010, the Company invested $20.0 million in a 182-day time deposit issued by Credit Agricole Corporate and Investment Bank maturing on April 15, 2011. The investment is classified as held-to-maturity and carried at amortized cost of $20.0 million in the accompanying balance sheets at March 31, 2011 and December 31, 2010.

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

During the three-month period ended March 31, 2011, the Company acquired all of the outstanding common stock of one company. During the three-month period ended March 31, 2010, the Company acquired certain assets of three companies.

The acquisition date fair value of the total consideration transferred for the 2011 acquisition was $30.4 million, which consisted of the following:

(In thousands)
Cash consideration, net of cash acquired (1)	$17,812
Contingent consideration	9,590
Deferred acquisition obligations	3,000

$30,402

(1)	Does not include $2.8 million related to an acquisition closed in December 2010 and paid in January 2011.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date for the 2011 acquisition:

(In thousands)
Current assets, net of cash acquired	$5,987
Property and equipment	33
Intangible assets	9,910
Goodwill	25,013
Assumption of liabilities	(10,541)

$30,402

The results of the 2011 acquisition have been included in the Company’s financial statements from the acquisition date forward and were not significant for the first three months of 2011. Pro forma information for the comparable period of 2010 would not be materially different from amounts reported.

Note 5. Accounts Receivable, Net

Accounts receivable, net at March 31, 2011 and December 31, 2010 consist of:

	March 31, 2011	December 31, 2010
	(In thousands)
Trade accounts receivable	$266,242	$234,404
Less allowance for sales adjustments and uncollectible accounts	(49,446)	(48,403)

Accounts receivable, net	$216,796	$186,001

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Property and Equipment, Net

Property and equipment, net at March 31, 2011 and December 31, 2010 consist of:

	March 31, 2011	December 31, 2010
	(In thousands)
Property and equipment at cost	$1,186,788	$1,168,236
Less accumulated depreciation	(850,635)	(829,458)

Property and equipment, net	$336,153	$338,778

Note 7. Other Current Liabilities

Other current liabilities at March 31, 2011 and December 31, 2010 consist of:

	March 31, 2011	December 31, 2010
	(In thousands)
Deferred revenue	$38,763	$39,256
Other current liabilities	15,888	12,245

Other current liabilities	$54,651	$51,501

Note 8. Long-Term Obligations

Long-term obligations at March 31, 2011 and December 31, 2010 consist of:

	March 31, 2011	December 31, 2010
	(In thousands)

Series A convertible debentures to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2012	$275,000	$275,000
Unamortized discount	(16,785)	(19,273)
Series B convertible debentures to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2014	275,000	275,000
Unamortized discount	(38,612)	(40,953)
Other long-term obligations	1,932	4,497
Unsecured acquisition obligations and contingent consideration, net of imputed interest, payable in various installments through 2014	12,694	619

Total long-term obligations	509,229	494,890
Less: current installments	8,744	619

Long-term obligations, excluding current installments	$500,485	$494,271

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s revolving credit agreement with several lenders and Bank of America N.A., as agent, dated December 1, 2006, permits the Company to borrow amounts up to $390.0 million under a five-year revolving credit facility. The revolving credit facility contains a $60.0 million letter of credit sub-facility, which reduces the principal amount available under the facility by the amount of outstanding letters of credit on the sub-facility. As of March 31, 2011 and December 31, 2010, no borrowings were outstanding under the credit facility and $33.8 million and $31.6 million in standby letters of credit were issued as of those dates, respectively. The revolving credit agreement has a maturity date of December 1, 2011. The Company pays an annual administration agency fee along with a quarterly facility fee. The facility fee is based on the Company’s consolidated leverage ratio and ranges between 0.10% and 0.175% annually. The leverage ratio is calculated each quarter to determine the applicable interest rate on revolving loans, the letter of credit fee and the facility fee for the following quarter. The revolving credit agreement contains several financial and other negative and affirmative covenants customary in such agreements and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. The financial covenants in the Company’s credit agreement include interest coverage and leverage ratios, as defined in the agreement. The Company’s credit agreement requires compliance with all covenants set forth in the agreement and the Company was in compliance with all covenants as of March 31, 2011 and December 31, 2010. The credit agreement defines the occurrence of certain specified events as events of default which, if not waived by or cured to the satisfaction of the requisite lenders, allow the lenders to take actions against the Company, including termination of commitments under the agreement, acceleration of any unpaid principal and accrued interest in respect of outstanding borrowings, payment of additional cash collateral to be held in escrow for the benefit of the lenders and enforcement of any and all rights and interests created and existing under the credit agreement. Under certain conditions, an event of default may result in an increase in the interest rate (the “Default Rate”) payable by the Company on loans outstanding under the credit facility. The Default Rate is equal to the interest rate (including any applicable percentage as set forth in the agreement) otherwise applicable to such loans plus 2% per annum. In the case of a bankruptcy event (as defined in the credit agreement), all commitments automatically terminate and all amounts outstanding under the credit facility become immediately due and payable.

On October 31, 2007, the Company completed the sale of $275.0 million principal amount of convertible senior debentures due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and will be convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of the Company’s common stock or in a combination of cash and shares of common stock, at the Company’s option. The base conversion rate for the Debentures as of March 31, 2011 is 29.6903 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to a base conversion price of approximately $33.68 per share. In addition, if at the time of conversion the applicable price of the Company’s common stock exceeds the base conversion price, holders of the Series A Debentures and Series B Debentures will receive an additional number of shares of common stock per $1,000 principal amount of the Debentures, as determined pursuant to a specified formula. The Company will have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require the Company to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The debt and equity components recognized for the Series A and Series B convertible debentures were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Series A	Series B	Series A	Series B

Principal amount of convertible debentures	$275,000	$275,000	$275,000	$275,000
Unamortized discount	(16,785)	(38,612)	(19,273)	(40,953)
Net carrying amount	258,215	236,388	255,727	234,047
Additional paid-in capital	29,065	41,238	29,065	41,238

At March 31, 2011, the remaining period over which the discount on the liability components will be amortized is 19 months and 43 months for the Series A and Series B convertible debentures, respectively.

The amount of interest expense recognized for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	March 31, 2011		March 31, 2010
	Series A	Series B	Series A	Series B

Contractual coupon interest	$1,891	$1,891	$1,890	$1,890
Amortization of discount on convertible debentures	2,488	2,341	2,325	2,178

Interest expense	$4,379	$4,232	$4,215	$4,068

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

The Internal Revenue Service has completed its examination of the Company’s U.S. income tax returns through 2009. The U.S. federal statute of limitations remains open for the years 2007 and forward. There are no material disputes for the open tax years. The years 2010 and 2011 are currently under examination.

Note 10. Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the Company’s earnings, including exercise of outstanding stock options and non-vested restricted stock. As discussed in Note 8, the conditions for conversion related to the Company’s Convertible Debentures have never been met. Accordingly, there was no impact on diluted earnings per share attributable to assumed conversion. When the exercise of stock options or the inclusion of awards would be anti-dilutive, they are excluded from the earnings per common share calculation. For the three months ended March 31, 2011 and 2010, the number of excluded shares underlying anti-dilutive stock options and awards was zero and 3,102,219, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended March 31,
	2011	2010
Numerator:
Income available to common stockholders and holders of dilutive securities	$46,377	$43,636

Denominator:
Weighted average shares	92,978	95,710
Effect of dilutive securities:
Incremental shares under stock compensation plans	2,488	1,597

Adjusted weighted average shares	95,466	97,307

Per share amount:

Basic	$0.50	$0.46

Diluted	$0.49	$0.45

Note 11. Stock-Based Compensation

For the three months ended March 31, 2011 and 2010, the Company recognized total stock-based compensation expenses of $5.5 million and $6.5 million, respectively, as well as related tax benefits of $1.4 million and $1.7 million, respectively. All stock-based compensation expenses are recognized using a graded method approach and are either classified within operating expenses or selling, general and administrative expenses on the accompanying condensed consolidated statements of operations, with substantially all of the expense being in selling, general and administrative expenses.

Stock Options

Stock option activity for the three months ended March 31, 2011 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	6,912,014	$24.51
Options granted in 2011	0	—
Exercised in 2011	(67,137)	$25.83
Cancelled/forfeited/expired in 2011	(3,100)	$26.89

Outstanding at March 31, 2011	6,841,777	$24.50	3.18	$35,333,257

Exercisable at March 31, 2011	5,945,777	$25.12	2.65	$27,018,377

Vested or expected to vest in the future as of March 31, 2011	6,839,806	$24.50	3.18	$35,314,964

Of the stock options outstanding at March 31, 2011, options for 5,945,777 shares were exercisable and options for 896,000 shares were unvested. Of the total stock options outstanding at March 31, 2011, 6,839,806 were vested or expected to vest in the future, net of expected cancellations and forfeitures of 1,971. The intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 amounted to $0.2 million and $2.7 million, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2011, the total remaining unrecognized compensation cost related to unvested stock options amounted to $2.7 million, which will be amortized over the weighted-average remaining requisite service period of 1.1 years.

Restricted Stock

The following table summarizes information about restricted stock activity for the three months ended March 31, 2011:

	Shares	Weighted- Average Grant Date Fair Value Per Share

Unvested at December 31, 2010	2,684,250	$21.79
Granted	20,000	$28.88
Vested	0	$0.00
Forfeited	(3,525)	$24.72

Unvested at March 31, 2011	2,700,725	$21.84

As of March 31, 2011, the total remaining unrecognized compensation cost related to restricted stock amounted to $27.6 million, which will be amortized over the weighted-average remaining requisite service period of 1.7 years.

Note 12. Subsequent Event

On April 1, 2011, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.20 per share which was paid on April 29, 2011 to stockholders of record as of April 15, 2011. The total dividend paid was $18.9 million.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This “Management’s Discussion and Analysis of Results of Operations and Financial Condition” is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. As used in this “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” the words “we,” “our,” “us,” “Lincare” and the “Company” refer to Lincare Holdings Inc. and its consolidated subsidiaries.

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

PPACA was signed into law on March 23, 2010. Together with the Health Care and Education Reconciliation Act of 2010 (signed into law on March 30, 2010) which amended the statute, PPACA is a comprehensive health care law that is intended to expand access to health insurance, reform the health insurance market to provide additional consumer protections, and improve the health care delivery system to reduce costs and produce better outcomes through a combination of cost controls, subsidies and mandates. Among other things, PPACA:

(1)	Introduces a productivity adjustment factor that will be applied to Medicare price updates (covered item updates) for 2011 and each subsequent year. Specifically, Medicare payment amounts would be updated each year by the percentage increase in the consumer price index for all urban consumers (CPI-U) for the 12-month period ending with June of the previous year, reduced by a productivity adjustment (as projected by the Secretary of Health and Human Services). The application of the productivity adjustment may result in the covered item update being negative for a year, and may result in payment rates being less than such payment rates for the preceding year. The covered item update for most Medicare items furnished in 2011, net of the productivity adjustment, has been established at negative 0.1%.

(2)	Makes adjustments to the Medicare DME Competitive Acquisition Program (“competitive bidding”). PPACA expands the second round of DME competitive bidding from 70 markets under prior law to 91 markets. The additional competitive bidding areas will include the next 21 largest metropolitan statistical areas beyond the 79 markets previously identified under the program, for a total of 100 markets. PPACA also adds a requirement to competitively bid all areas or use competitive bid information to set prices in all areas by 2016, effectively expanding the program to all geographic markets.

(3)	Makes important changes to key fraud and abuse statutes and increases funding for fraud and abuse enforcement. PPACA increases funding for program integrity initiatives, improves screening of providers and suppliers before and after granting Medicare billing privileges and establishes new and enhanced penalties and procedures to deter fraud and abuse. PPACA also specifically adds a requirement that physician orders for covered items of DME must be written by a physician and must document that a physician, a physician assistant, a nurse practitioner, or a clinical nurse specialist has had a face-to-face encounter (including through the use of telehealth) with the individual involved during the six-month period preceding such written order, or other reasonable timeframe as determined by the Secretary of Health and Human Services.

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

The MIPPA legislation imposed a 9.5% reduction in Medicare payment rates for certain specified product categories, including oxygen, effective January 1, 2009. In addition to the 9.5% reduction, the Centers for Medicare and Medicaid Services (“CMS”), as required by statute, subjected the monthly payment amount for stationary oxygen equipment to additional cuts of 2.3%, thereby reducing the monthly payment rate from $199.28 in 2008 to $175.79 in 2009. The monthly payment amount was reduced by 1.5% in 2010, to $173.17. We estimate that this reduction negatively impacted our annual revenues in fiscal year 2010 by approximately $8.4 million when compared to the prior year period. The stationary oxygen payment rate for 2011 has been established by CMS at $173.31 per month, an increase of 0.1%.

The SCHIP Extension Act, which became law on December 29, 2007, required CMS to adjust the methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted average selling prices (“ASP”) based on actual sales volumes rather than average sales prices. CMS publishes payment rates for inhalation drugs each calendar quarter, representing the unit reimbursement rates in effect for inhalation drugs dispensed within that quarter. These payment rates may be subject to volatility as a result of the underlying ASP data used to determine the rates in effect each quarter. The quarterly ASP data published by CMS for inhalation drugs provided in 2010 resulted in reductions in the Medicare payment rates for inhalation drugs that negatively impacted the Company’s annual net revenues by approximately $5.0 million in fiscal year 2010. If the ASP payment rates published by CMS for the second quarter of 2011 were to remain in effect for the remainder of 2011, and assuming no changes in the volume or mix of drugs that we currently dispense, we estimate that our annual net revenues would be negatively impacted by approximately $22.2 million in 2011 when compared with 2010. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

Additionally, for calendar year 2011, CMS proposes to use 103% of Average Manufacturer Price (“AMP”) rather than 106% of ASP for a drug when ASP exceeds AMP by 5% for either two straight quarters or three of the past four quarters. The proposed policy would also limit substitution of the price formula in a given quarter to only those drugs where ASP and AMP can be compared using the same set of national drug codes. The Office of Inspector General’s most recent published report on AMP and ASP comparisons included only one inhalation drug on the list of medications that met the 5% threshold, and the estimated impact of using AMP pricing was immaterial. We can not determine at this time which, if any, inhalation drugs might meet the criteria established for substitution in a particular future quarter, nor the impact on payment rates for such drugs in the event that the AMP formula is utilized.

On February 1, 2006, Congress passed the DRA legislation which changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment is made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009. We anticipate that the new oxygen payment rules will continue to negatively affect our net revenues on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in up to two or more years without rental income from these customers. During the first quarter of 2011, we estimate that our net revenues were reduced as a result of additional customers reaching the payment cap by approximately $5.9 million when compared to the prior year period.

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

In 2009, CMS reinstituted the bidding process in the nine largest MSA markets. Reimbursement rates from the re-bidding process were publicly released by CMS on June 30, 2010. CMS announced average savings of approximately 32% off the current payment rates in effect for the product categories included in competitive bidding. These payment rates are now in effect in the nine markets only, as of January 1, 2011. Lincare has been offered contracts to provide oxygen equipment in just two of the nine markets, Charlotte and Miami, and we have accepted and signed those contracts. The Company’s annual Medicare revenues from the product categories in the nine markets affected by competitive bidding were approximately $48.0 million at the time the program commenced.

CMS will undertake a second round of competitive bidding in up to 91 additional markets, with contracts expected to be effective some time in mid-2013. It is not certain at this time whether CMS intends to implement competitive bidding in all 91 markets simultaneously, or whether the program will be phased in over several years. The Company estimates that its annual Medicare revenues from the product categories in the 91 additional markets to be included in the second round of competitive bidding are approximately $247.0 million. This estimate may be revised by the Company once CMS publishes the list of zip codes included in the 91 additional markets. The PPACA legislation requires CMS to expand competitive bidding further to additional geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

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

Operating Results

The following table sets forth, for the periods indicated, a summary of the Company’s net revenues by product category:

	For The Three Months Ended March 31,
	2011	2010
	(In thousands)
Respiratory and other chronic therapies	$386,020	$368,201
DME, infusion and enteral therapies	45,547	41,839

Total	$431,567	$410,040

Net revenues for the three months ended March 31, 2011, increased by $21.5 million (or 5.2%), compared with the three months ended March 31, 2010. The Company estimates that the 5.2% increase in net revenues in the three-month period of 2011 was comprised of approximately 9.3% internal and acquisition growth offset by approximately 4.1% negative impact from $16.7 million of Medicare payment changes (see “Medicare Reimbursement” above). The internal growth in net revenues is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions.

The contribution of respiratory and other chronic therapy products to our net revenues was 89.4% and 89.8%, respectively, during the three months ended March 31, 2011 and 2010. Our strategy is to focus on the provision of oxygen, respiratory and other chronic therapy services to patients in the home and to provide home medical equipment, infusion and enteral nutrition products and services where we believe such services will enhance our core respiratory business.

Cost of goods and services, as a percentage of net revenues, was 28.8% compared with 27.1% for the comparable prior year period. Cost of goods and services for the three months ended March 31, 2011, increased $13.3 million, or 12.0%, when compared with the prior year period. The increase in cost of goods and services in 2011 is attributable to the Company’s acquisition of a specialty pharmacy business with gross margins that are lower than other products and services provided by the Company.

Cost of goods and services for the three-month periods includes the cost of medical equipment (excluding depreciation of $26.3 million for the three-month periods in 2011 and 2010), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $13.9 million for the three-month period of 2011, and approximately $13.2 million for the three-month period of 2010. Included in cost of goods and services in the three months ended March 31, 2011 are salary and related expenses of pharmacists and pharmacy technicians of $3.3 million. Such salary and related expenses for the three months ended March 31, 2010, were $3.1 million.

Operating expenses, as a percentage of net revenues, were 23.6% for the three months ended March 31, 2011, compared with 24.0% for the comparable prior year period. Operating expenses for the three months ended March 31, 2011, increased by $3.4 million, or 3.4%, over the prior year period. The Company has been successful in achieving productivity gains that have contributed to containment of the growth in wage expenses and in managing the growth of its employee health benefit costs. These positive developments were partially offset by increases in vehicle related expenses during the first three months of 2011, most significantly fuel costs.

The Company manages 1,093 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the interim periods of 2011 and 2010 within these major categories were as follows:

Operating Expenses (in thousands)	For The Three Months Ended March 31,
	2011	2010
Salary and related	$65,811	$62,958
Facilities	15,698	15,901
Vehicles	12,664	11,645
General supplies/miscellaneous	7,734	8,023

Total	$101,907	$98,527

Included in operating expenses during the three months ended March 31, 2011 are salary and related expenses for Service Reps in the amount of $27.6 million. Such salary and related expenses for the three months ended March 31, 2010 were $26.4 million.

Selling, general and administrative (“SG&A”) expenses, as a percentage of net revenues, were 19.2% for the three months ended March 31, 2011, compared with 20.5% for the comparable prior year period. SG&A expenses for the three months ended March 31, 2011 decreased by $1.2 million, or 1.4%, compared to the prior year period. Contributing to the change in SG&A expenses during 2011 were lower insurance costs and lower share-based compensation costs.

SG&A expenses include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three months ended March 31, 2011 are salary and related expenses of $62.2 million. These salary and related expenses include the cost of the Company’s respiratory therapists for the three months ended March 31, 2011, of $16.6 million. Included in SG&A during the three months ended March 31, 2010 are salary and related expenses of $63.3 million. These salary and related expenses include the cost of the Company’s respiratory therapists for the three months ended March 31, 2010, of $16.3 million. The Company’s respiratory therapists generally provide non-reimbursable clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s prescribed plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Bad debt expense as a percentage of net revenues was 2.0% for the three months ended March 31, 2011, compared with 1.5% for the three months ended March 31, 2010. Bad debt expense for the three months ended March 31, 2011 increased by $2.5 million over the comparable prior year period. Contributing to the increase in bad debt expense is the increase in the aging of our accounts receivable, particularly with respect to amounts due from customers for insurance copayments and deductibles.

Included in depreciation and amortization expense in the three months ended March 31, 2011 is depreciation of medical equipment of $26.3 million and depreciation of other property and equipment of $2.7 million. Included in depreciation and amortization expense in the three months ended March 31, 2010 is depreciation of medical equipment of $26.3 million and depreciation of other property and equipment of $3.2 million.

Operating income for the three months ended March 31, 2011, was $84.6 million (19.6% of net revenues) compared with $80.9 million (19.7% of net revenues) for the comparable prior year period. The increase in operating income in 2011 is attributed to the increase in net revenues from the Company’s core product lines and the management of the growth in costs and expenses during the first three months of 2011 as compared with the prior year period.

Liquidity and Capital Resources

Our primary sources of liquidity have been internally generated funds from operations and proceeds from equity and debt transactions. We have used these funds to meet our capital requirements, which consist primarily of operating costs, capital expenditures, acquisitions, debt service and share repurchases. The Company also has access to borrowings under its credit facilities.

Net cash provided by operating activities decreased by 7.4% to $81.3 million for the three months ended March 31, 2011, compared with $87.9 million for the three months ended March 31, 2010. Net cash used in investing and financing activities was $111.9 million for the three months ended March 31, 2011. Investing and financing activities during the three-month period ended March 31, 2011 included our net investment in property and equipment of $24.0 million, $20.0 million of short-term investments, $19.3 million of dividends paid, $20.6 million of business acquisition expenditures, $50.0 million of repurchases of our common stock, proceeds of $20.0 million from the sale of investments, and proceeds of $2.1 million from the exercise of stock options and issuance of common shares.

As of March 31, 2011, our principal sources of liquidity consisted of approximately $133.6 million of cash and cash equivalents, $40.0 million of short-term investments and $356.2 million available under our revolving credit agreement. The revolving credit agreement, dated December 1, 2006, makes available to us up to $390.0 million over a five-year period, subject to certain terms and conditions set forth in the agreement. As of March 31, 2011, there were $33.8 million of standby letters of credit issued under the credit facility.

On April 1, 2011, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.20 per share which was paid on April 29, 2011, to stockholders of record as of April 15, 2011. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors.

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

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. During the three months ended March 31, 2011, the Company repurchased and retired 1,700,900 shares for $50.0 million pursuant to the repurchase plan. As of March 31, 2011, $429.9 million of the Company’s common stock was eligible for repurchase in accordance with the plan’s formula.

On October 31, 2007, we completed the sale of $275.0 million principal amount of convertible senior debentures, due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and are convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of our common stock or in a combination of cash and shares of common stock, at our option. The base conversion rate for the Debentures as of March 31, 2010 is 29.6903 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to a base conversion price of approximately $33.68 per share. In addition, if at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders of the Series Debentures will receive an additional number of shares of common stock per $1,000 principal amount as determined pursuant to a specified formula. We have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require us to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

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

Accounts receivable balance concentrations by major payor category as of March 31, 2011 and December 31, 2010 were as follows:

Percentage of Accounts Receivable Outstanding:
	March 31, 2011	December 31, 2010
Medicare	34.6%	34.1%
Medicaid/Other Government	13.7%	14.2%
Private Insurance	36.7%	38.2%
Customer Pay	15.0%	13.5%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of March 31, 2011 and December 31, 2010 were as follows:

Percentage of Accounts Aged in Days:	March 31, 2011
	0-60	61-120	Over 120
Medicare	75.5%	12.3%	12.2%
Medicaid/Other Government	58.7%	19.6%	21.7%
Private Insurance	58.7%	17.3%	24.0%
Customer Pay	45.9%	16.4%	37.7%
All Payors	62.6%	15.8%	21.6%

Percentage of Accounts Aged in Days:	December 31, 2010
	0-60	61-120	Over 120
Medicare	77.5%	11.5%	11.0%
Medicaid/Other Government	59.8%	17.0%	23.2%
Private Insurance	61.8%	14.3%	23.9%
Customer Pay	33.7%	19.7%	46.6%
All Payors	63.1%	14.5%	22.4%

We operate 37 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of March 31, 2011, there were 1,386 full-time employees in the RBCOs. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within our proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that we can access to determine the status of individual claims. We have benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 74.7% of all payments received. Our accounts receivable days sales outstanding (“DSO”) increased to 45 days at March 31, 2011 compared with 43 days at March 31, 2010 and our bad debt expense, as a percentage of net revenues, increased to 2.0% during the first three months of 2011 compared with 1.5% during the prior year three month period. Contributing to the increase in accounts receivable and bad debt expense are copayments and deductibles due from customers who are finding it difficult to pay their out-of-pocket charges due to loss of insurance coverage or reductions in their investment or employment income.

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

As a provider of home oxygen and other respiratory therapy services for the home health care market, we have historically depended heavily on Medicare reimbursement as a result of the high proportion of elderly persons suffering from respiratory disease. Medicare Part B, the Supplementary Medical Insurance Program, provides coverage to eligible beneficiaries for DME, such as oxygen equipment, respiratory assistance devices, continuous positive airway pressure devices, nebulizers and associated inhalation medications, hospital beds and wheelchairs for the home setting. Approximately 63% of our customers have primary coverage under Medicare Part B. There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical equipment and services. Medicare reimbursement is subject to statutory and regulatory changes, retroactive rate adjustments, administrative and executive orders and governmental funding restrictions, all of which could materially decrease payments to us for the services and equipment we provide.

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

DRA changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment is made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009. We anticipate that the new oxygen payment rules will continue to negatively affect our net revenues on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in up to two or more years without rental income from these customers. During the first quarter of 2011, we estimate that our net revenues were reduced as a result of additional customers reaching the payment cap by approximately $5.9 million when compared to the prior year period.

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

On July 15, 2008, Congress enacted the MIPPA legislation which reduced Medicare payment rates nationwide for certain DME items, including oxygen equipment, by 9.5% beginning in 2009. In addition to the 9.5% reduction, CMS subjected the monthly payment amount for stationary oxygen equipment to additional cuts of 2.3% in 2009, thereby reducing the monthly payment rate from $199.28 in 2008 to $175.79 in 2009. The monthly payment amount was reduced by 1.5% in 2010, to $173.17. We estimate that this reduction negatively impacted our annual revenues in fiscal year 2010 by approximately $8.4 million when compared to the prior year period. The stationary oxygen payment rate for 2011 has been established by CMS at $173.31 per month, an increase of 0.1%.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED RESPIRATORY MEDICATIONS, AND RECENT LEGISLATION AND MEDICARE POLICY REVISIONS IMPOSED SIGNIFICANT REDUCTIONS IN MEDICARE REIMBURSEMENT FOR SUCH INHALATION DRUGS.

Recently enacted legislation negatively affected Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008 (See “MEDICARE REIMBURSEMENT”). The SCHIP Extension Act required CMS to adjust the average sales price (“ASP”) calculation methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted ASPs based on actual sales volume rather than average sales price. CMS publishes payment rates for inhalation drugs each calendar quarter, representing the unit reimbursement rates in effect for inhalation drugs dispensed within that quarter. These payment rates may be subject to volatility as a result of the underlying ASP data used to determine the rates in effect each quarter. The quarterly ASP data published by CMS for inhalation drugs provided in 2010 resulted in reductions in the Medicare payment rates for inhalation drugs that negatively impacted the Company’s annual net revenues by approximately $5.0 million in fiscal year 2010. If the ASP payment rates published by CMS for the second quarter of 2011 were to remain in effect for the remainder of 2011, and assuming no changes in the volume or mix of drugs that we currently dispense, we estimate that our annual net revenues would be negatively impacted by approximately $22.2 million in 2011 when compared with 2010. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

Additionally, for calendar year 2011, CMS proposes to use 103% of Average Manufacturer Price (AMP) rather than 106% of ASP for a drug when ASP exceeds AMP by 5% for either two straight quarters or three of the past four quarters. The proposed policy would also limit substitution of the price formula in a given quarter to only those drugs where ASP and AMP can be compared using the same set of national drug codes. The Office of Inspector General’s most recent published report on AMP and ASP comparisons included only one inhalation drug on the list of medications that met the 5% threshold, and the estimated impact of using AMP pricing was immaterial. We can not determine at this time which, if any, inhalation drugs might meet the criteria established for substitution in a particular future quarter, nor the impact on payment rates for such drugs in the event that the AMP formula is utilized.

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

In 2009, CMS reinstituted the bidding process in the nine largest MSA markets. Reimbursement rates from the re-bidding process were publicly released by CMS on June 30, 2010. CMS announced average savings of approximately 32% off the current payment rates in effect for the product categories included in competitive bidding. These payment rates are now in effect in the nine markets only, as of January 1, 2011. We have been offered contracts to provide oxygen equipment in just two of the nine markets, Charlotte and Miami, and we have accepted and signed those contracts. The Company’s annual Medicare revenues from the product categories in the nine markets affected by competitive bidding were approximately $48.0 million at the time the program commenced. CMS will undertake a second round of competitive bidding in up to 91 additional markets, with contracts expected to be effective some time in mid-2013. It is not certain at this time whether CMS intends to implement competitive bidding in all 91 markets simultaneously, or whether the program will be phased in over several years. The Company estimates that its annual Medicare revenues from the product categories in the 91 additional markets to be included in the second round of competitive bidding are approximately $247.0 million. This estimate may be revised by the Company once CMS publishes the list of zip codes included in the 91 additional markets. The PPACA legislation requires CMS to expand competitive bidding further to additional geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

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

We are subject to many stringent and frequently changing laws and regulations, and interpretations thereof, at both the federal and state levels, requiring compliance with burdensome and complex billing and record-keeping requirements in order to substantiate our claims for payment under federal, state and commercial health care reimbursement programs. On an ongoing basis, we have implemented policies and procedures designed to meet the various documentation requirements of government payors as they have been interpreted and applied. Examples of such documentation requirements are contained in the Durable Medical Equipment Medicare Administrative Contractor (“DMEMAC”) Supplier Manuals which provide that clinical information from the “patient’s medical record” is required to justify the medical necessity for the provision of DME. Auditors working on behalf of the DMEMACs have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, health care facility, or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. Other government auditors have recently taken the same or a similar position. It may be difficult, and sometimes impossible, for us to obtain such documentation from other health care providers. If these or other burdensome positions continue to be adopted by auditors, DMEMACs, other contractors or CMS in administering the Medicare program, we have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare would likely be substantially reduced. We cannot currently predict the adverse impact, if any, that these new, more burdensome interpretations of the Medicare documentation requirements might have on our financial position or operating results, but such impact could be material.

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

Our revolving credit facility is subject to changing LIBOR-based interest rates. At March 31, 2011, we had no outstanding borrowings under the credit facility.

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

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

It has been the Company’s policy to cooperate with all inquiries, investigations and requests for information from government agencies and to vigorously defend any administrative complaints. The Company can provide no assurances as to the duration or outcome of these investigations, inquiries and/or complaints.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, the Company repurchased approximately 1.7 million shares of its common stock in the open market.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program

January 1, 2011 to January 31, 2011	0	$0.00	0	$447,395,000
February 1, 2011 to February 28, 2011	950,000	29.23	950,000	$423,815,000
March 1, 2011 to March 31, 2011	750,900	29.60	750,900	$429,855,000

Total	1,700,900	$29.40	1,700,900

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. As of March  31, 2011, $429.9 million of common stock was eligible for repurchase in accordance with the plan’s formula.

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

LINCARE HOLDINGS INC.
Registrant

/s/ PAUL G. GABOS
Paul G. Gabos
Secretary, Chief Financial Officer and Principal Accounting Officer

May 4, 2011

INDEX OF EXHIBITS

Exhibit Number	Exhibit

3.10 (A)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.11 (A)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.20 (B)	Amended and Restated By-Laws of Lincare Holdings Inc.

4.10 (C)	Lincare Holdings Inc. Indenture dated as of June 11, 2003

4.20 (C)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003

4.30 (D)	Lincare Holdings Inc. Series A Indenture dated as of October 31, 2007

4.40 (D)	Lincare Holdings Inc. Series B Indenture dated as of October 31, 2007

4.50 (D)	Lincare Holdings Inc. Registration Rights Agreement dated as of October 31, 2007

4.60 (D)	First Amendment to Credit Agreement with Bank of America, N.A. as Agent and Calyon, New York Branch as Syndication Agent dated as of October 31, 2007

4.70 (E)	Credit Agreement with Bank to America, N.A. as Agent and Calyon, New York Branch as Syndication Agent dated December 1, 2006

31.1	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

A	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.
B	Incorporated by reference to the Registrant’s Form 8-K dated December 21, 2010.
C	Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.
D	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2007.
E	Incorporated by reference to the Registrant’s Form 10-K dated February 25, 2010.
*	Furnished herewith

S-1