Form 10-Q
period 2011-06-30
LINCARE HOLDINGS INC
filed 2011-08-04
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2011
Common Stock, $0.01 par value	93,418,825

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$82,146	$164,203
Short-term investments	40,000	40,000
Restricted cash	0	345
Accounts receivable, net	233,409	186,001
Income tax receivable	2,460	9,443
Inventories	15,388	13,276
Prepaid and other current assets	7,499	3,542
Deferred income taxes	24,842	26,488

Total current assets	405,744	443,298

Property and equipment, net	337,036	338,778
Goodwill	1,352,243	1,258,065
Other	16,145	7,690

Total assets	$2,111,168	$2,047,831

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of long-term obligations	$21,230	$619
Accounts payable	56,728	64,078
Accrued expenses:
Compensation and benefits	31,815	39,500
Liability insurance	16,316	19,052
Other current liabilities	54,361	51,501

Total current liabilities	180,450	174,750

Long-term obligations, excluding current installments	511,564	494,271
Deferred income taxes and other taxes	404,305	381,061

Total liabilities	1,096,319	1,050,082

Commitments and contingencies:
Stockholders’ equity:
Common stock	948	963
Additional paid-in capital	696,342	681,988
Retained earnings	317,559	314,798

Total stockholders’ equity	1,014,849	997,749

Total liabilities and stockholders’ equity	$2,111,168	$2,047,831

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net revenues	$449,033	$418,366	$880,600	$828,406

Costs and expenses:
Cost of goods and services	142,300	113,589	266,509	224,515
Operating expenses	102,189	99,673	204,096	198,200
Selling, general and administrative expenses	85,495	84,280	168,374	168,331
Bad debt expense	8,981	6,275	17,612	12,426
Depreciation and amortization expense	29,987	29,397	59,304	58,923

	368,952	333,214	715,895	662,395

Operating income	80,081	85,152	164,705	166,011

Other income (expense):
Interest income	200	142	403	235
Interest expense	(9,348)	(9,016)	(18,606)	(17,950)

	(9,148)	(8,874)	(18,203)	(17,715)

Income before income taxes	70,933	76,278	146,502	148,296
Income tax expense	28,168	29,863	57,360	58,245

Net income	$42,765	$46,415	$89,142	$90,051

Basic earnings per common share	$0.46	$0.48	$0.96	$0.94

Diluted earnings per common share	$0.45	$0.47	$0.94	$0.92

Dividends declared per common share	$0.20	$0.20	$0.40	$0.20

Weighted average number of common shares outstanding	92,096	96,080	92,535	95,896

Weighted average number of common shares and common share equivalents outstanding	94,989	98,677	95,291	98,165

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income	$89,142	$90,051
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	17,612	12,426
Depreciation and amortization expense	59,304	58,923
Net loss (gain) on disposal of property and equipment	25	(20)
Amortization of debt issuance costs	884	884
Amortization of discount on bonds payable	9,744	9,086
Stock-based compensation expense	10,970	13,274
Deferred income taxes	24,822	13,561
Excess tax benefit from stock-based compensation	(240)	(394)
Change in assets and liabilities net of effects of acquired businesses:
Accounts receivable	(57,023)	(56,767)
Inventories	687	4,462
Prepaid and other assets	(3,972)	298
Accounts payable	(3,454)	1,412
Accrued expenses and other current liabilities	(21,616)	(4,371)
Income taxes payable	7,052	1,371
Long-term obligations	(2,161)	(2,235)

Net cash provided by operating activities	131,776	141,961

Cash flows from investing activities:
Proceeds from sale of property and equipment	125	37
Capital expenditures	(57,823)	(54,947)
Purchases of investments	(40,000)	0
Sales and maturities of investments	40,000	24,950
Business acquisitions, net of cash acquired	(73,021)	(11,327)
Cash restricted for future payments	345	(5,345)

Net cash used in investing activities	(130,374)	(46,632)

Cash flows from financing activities:
Payments of principal on debt	(619)	(569)
Payments of cash dividends	(38,186)	0
Proceeds from exercise of stock options and issuance of common shares	5,104	25,817
Excess tax benefit from stock-based compensation	240	394
Payments to acquire treasury stock	(49,998)	(49,961)

Net cash used in financing activities	(83,459)	(24,319)

Net (decrease) increase in cash and cash equivalents	(82,057)	71,010
Cash and cash equivalents, beginning of period	164,203	20,428

Cash and cash equivalents, end of period	$82,146	$91,438

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,563	$7,563

Cash paid for income taxes	$25,566	$43,709

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Description of Business: Lincare Holdings Inc. and subsidiaries (“Lincare” or the “Company”) provides oxygen, respiratory therapy services, specialty pharmaceuticals, infusion therapy services and home medical equipment such as hospital beds, wheelchairs and other medical supplies to the home health care market. The Company’s customers are serviced from locations in 48 states. The Company’s equipment and supplies are readily available and the Company is not dependent on a single supplier or even a few suppliers.

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

Concentration of Credit Risk: The Company’s revenues are generated through locations in 48 states. The Company generally does not require collateral or other security in extending credit to customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally and state funded programs, which represented approximately 61% and 60% of net revenues for the six months ended June 30, 2011 and 2010, respectively. The exclusion of the Company from participating in state and federally funded programs would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net Revenues: The following table sets forth, for the periods indicated, a summary of the Company’s net revenues by product category:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Respiratory and other chronic therapies	$403,022	$371,661	$789,042	$739,862
DME, infusion and enteral therapies	46,011	46,705	91,558	88,544

Total	$449,033	$418,366	$880,600	$828,406

Included in net revenues in the three and six months ended June 30, 2011 are rental items that comprise approximately 56.8% and 58.0%, respectively, of total revenues and sale items that comprise approximately 43.2% and 42.0%, respectively, of total revenues. Included in net revenues in the three and six months ended June 30, 2010 are rental items that comprise approximately 60.9% and 61.4%, respectively, of total revenues and sale items that comprise approximately 39.1% and 38.6%, respectively, of total revenues.

Sales and Certain Other Taxes: In its consolidated financial statements, the Company accounts for taxes imposed on revenue-producing transactions by government authorities on a net basis, and accordingly, excludes such taxes from net revenues. Such taxes include, but are not limited to, sales, use, privilege and excise taxes.

Cost of Goods and Services: Cost of goods and services includes the cost of medical equipment (excluding depreciation of $27.3 million and $53.6 million for the three and six-month periods in 2011 and $27.4 million and $53.7 million for the three and six-month periods in 2010, respectively), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $13.6 million and $27.5 million for the three and six-month periods ended June 30, 2011, respectively. For the three and six-month periods of 2010, such costs amounted to $13.3 million and $26.5 million, respectively. Included in cost of goods and services in the three and six-month periods ended June 30, 2011 are salary and related expenses of pharmacists and pharmacy technicians of approximately $3.9 million and $7.2 million, respectively. Such salary and related expenses for the three and six-month periods ended June 30, 2010, were $3.3 million and $6.4 million, respectively.

Operating Expenses: The Company manages 1,106 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

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

Operating Expenses (in thousands)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
Salary and related	$66,965	$65,108	$132,776	$128,066
Facilities	12,733	14,963	28,431	30,864
Vehicles	13,756	11,863	26,420	23,508
General supplies/miscellaneous	8,735	7,739	16,469	15,762

Total	$102,189	$99,673	$204,096	$198,200

Included in operating expenses during the three and six-month periods ended June 30, 2011 are salary and related expenses for Service Reps in the amount of $28.3 million and $55.9 million, respectively. Such salary and related expenses for the three and six-month periods ended June 30, 2010, were $27.5 million and $53.9 million, respectively.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and six-month periods ended June 30, 2011 are salary and related expenses of $62.9 million and $125.1 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and six-month periods ended June 30, 2011, of $17.9 million and $34.5 million, respectively. Included in SG&A during the three and six-month periods ended June 30, 2010 are salary and related expenses of $64.9 million and $128.2 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and six-month periods ended June 30, 2010, of $17.3 million and $33.6 million, respectively. The Company’s respiratory therapists generally provide non-reimbursable clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s prescribed plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition has caused, and in the future may cause, the Company’s financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the three and six-month periods ended June 30, 2011, the Company did not have any reclassifications in levels.

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

Contingent consideration of $9.6 million was recognized in connection with a business acquisition in February 2011. At June 30, 2011, the amounts recognized for the contingent consideration arrangements, the range of outcomes, and the assumptions used to develop the estimates had not materially changed.

Contingent consideration of $9.3 million was recognized in connection with a business acquisition in June 2011. At June 30, 2011, the amounts recognized for the contingent consideration arrangements, the range of outcomes, and the assumptions used to develop the estimates had not materially changed.

The following table presents the valuation of the Company’s financial assets and liabilities as of June 30, 2011 and December 31, 2010, measured at fair value on a recurring basis (in thousands):

June 30, 2011	Level 1	Level 3	Fair Value
Assets
Money Market Funds (1)	$50,014	$0	$50,014

Liabilities
Acquisition-related contingent consideration-short-term (2)	$0	$9,180	$9,180
Acquisition-related contingent consideration-long-term (3)	0	9,710	9,710

Total acquisition-related contingent consideration	$0	$18,890	$18,890

December 31, 2010
Assets
Money Market Funds (1)	$101,600	$0	$101,600

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)	Included in current installments of long-term obligations in the accompanying condensed consolidated balance sheets.
(3)	Included in long-term obligations, excluding current installments in the accompanying condensed consolidated balance sheets.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the changes in the estimated fair values of the Company’s financial assets and liabilities that are measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2011:

	(In thousands)
	Assets	Liabilities
Balance on December 31, 2010	$0	$0
Acquisition-related contingent consideration recorded in 2011	0	18,890

Balance on June 30, 2011	$0	$18,890

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

(In thousands)	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Short-term investments – held to maturity	$40,000	$40,000	$40,000	$40,000
Restricted cash	0	0	345	345

Liabilities:
2.75% Series A Debentures	260,747	308,172	255,727	302,672
2.75% Series B Debentures	238,771	323,297	234,047	305,422
Deferred acquisition obligations	12,050	12,050	619	619

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

Note 3. Investments

On April 15, 2011, the Company invested $20.0 million in a 185-day time deposit issued by Credit Agricole Corporate and Investment Bank maturing on October 17, 2011. The investment is classified as held-to-maturity and carried at amortized cost of $20.0 million in the accompanying balance sheet at June 30, 2011.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On January 14, 2011, the Company invested $20.0 million in a 181-day time deposit issued by Credit Agricole Corporate and Investment Bank maturing on July 14, 2011. The investment is classified as held-to-maturity and carried at amortized cost of $20.0 million in the accompanying balance sheet at June 30, 2011.

On October 15, 2010, the Company invested $20.0 million in a 182-day time deposit issued by Credit Agricole Corporate and Investment Bank that matured on April 15, 2011. The investment is classified as held-to-maturity and carried at amortized cost of $20.0 million in the accompanying balance sheet at December 31, 2010.

On August 10, 2010, the Company invested $20.0 million in a 157-day time deposit issued by Credit Agricole Corporate and Investment Bank that matured on January 14, 2011. The investment is classified as held-to-maturity and carried at amortized cost of $20.0 million in the accompanying balance sheet at December 31, 2010.

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

During the six-month period ended June 30, 2011, the Company acquired all of the outstanding common stock of four companies and certain assets of two other companies. During the six-month period ended June 30, 2010, the Company acquired certain assets of four companies.

The acquisition date fair value of the total consideration transferred for the 2011 acquisitions was $101.2 million, which consisted of the following:

(In thousands)
Cash consideration, net of cash acquired (1)	$70,236
Contingent consideration	18,890
Deferred acquisition obligations	12,050

$101,176

(1)	Does not include $2.8 million related to an acquisition closed in December 2010 and paid in January 2011.

The following table summarizes the fair values of the assets and liabilities assumed based on preliminary estimates that are subject to change in 2011 upon completion of the final valuation analyses:

(In thousands)
Current assets, net of cash acquired	$10,796
Property and equipment	249
Intangible assets	10,075
Goodwill	94,178
Assumption of liabilities	(14,080)
Deferred revenue	(42)

$101,176

The results of the 2011 acquisitions have been included in the Company’s financial statements from the acquisition date forward and were not significant for the first six months of 2011. Pro forma information for the comparable period of 2010 would not be materially different from amounts reported.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Accounts Receivable, Net

Accounts receivable, net at June 30, 2011 and December 31, 2010 consist of:

	June 30, 2011	December 31, 2010
	(In thousands)
Trade accounts receivable	$285,989	$234,404
Less allowance for sales adjustments and uncollectible accounts	(52,580)	(48,403)

Accounts receivable, net	$233,409	$186,001

Note 6. Property and Equipment, Net

Property and equipment, net at June 30, 2011 and December 31, 2010 consist of:

	June 30, 2011	December 31, 2010
	(In thousands)
Property and equipment at cost	$1,209,549	$1,168,236
Less accumulated depreciation	(872,513)	(829,458)

Property and equipment, net	$337,036	$338,778

Note 7. Other Current Liabilities

Other current liabilities at June 30, 2011 and December 31, 2010 consist of:

	June 30, 2011	December 31, 2010
	(In thousands)
Deferred revenue	$40,141	$39,256
Other current liabilities	14,220	12,245

Other current liabilities	$54,361	$51,501

Note 8. Long-Term Obligations

Long-term obligations at June 30, 2011 and December 31, 2010 consist of:

	June 30, 2011	December 31, 2010
	(In thousands)
Series A convertible debentures to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2012	$275,000	$275,000
Unamortized discount	(14,253)	(19,273)
Series B convertible debentures to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2014	275,000	275,000
Unamortized discount	(36,229)	(40,953)
Other long-term obligations	2,336	4,497
Unsecured acquisition obligations and contingent consideration, net of imputed interest, payable in various installments through 2014	30,940	619

Total long-term obligations	532,794	494,890
Less: current installments	21,230	619

Long-term obligations, excluding current installments	$511,564	$494,271

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s revolving credit agreement with several lenders and Bank of America N.A., as agent, dated December 1, 2006, permits the Company to borrow amounts up to $390.0 million under a five-year revolving credit facility. The revolving credit facility contains a $60.0 million letter of credit sub-facility, which reduces the principal amount available under the facility by the amount of outstanding letters of credit on the sub-facility. As of June 30, 2011 and December 31, 2010, no borrowings were outstanding under the credit facility and $33.8 million and $31.6 million in standby letters of credit were issued as of those dates, respectively. The revolving credit agreement has a maturity date of December 1, 2011. The Company pays an annual administration agency fee along with a quarterly facility fee. The facility fee is based on the Company’s consolidated leverage ratio and ranges between 0.10% and 0.175% annually. The leverage ratio is calculated each quarter to determine the applicable interest rate on revolving loans, the letter of credit fee and the facility fee for the following quarter. The revolving credit agreement contains several financial and other negative and affirmative covenants customary in such agreements and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. The financial covenants in the Company’s credit agreement include interest coverage and leverage ratios, as defined in the agreement. The Company’s credit agreement requires compliance with all covenants set forth in the agreement and the Company was in compliance with all covenants as of June 30, 2011 and December 31, 2010. The credit agreement defines the occurrence of certain specified events as events of default which, if not waived by or cured to the satisfaction of the requisite lenders, allow the lenders to take actions against the Company, including termination of commitments under the agreement, acceleration of any unpaid principal and accrued interest in respect of outstanding borrowings, payment of additional cash collateral to be held in escrow for the benefit of the lenders and enforcement of any and all rights and interests created and existing under the credit agreement. Under certain conditions, an event of default may result in an increase in the interest rate (the “Default Rate”) payable by the Company on loans outstanding under the credit facility. The Default Rate is equal to the interest rate (including any applicable percentage as set forth in the agreement) otherwise applicable to such loans plus 2% per annum. In the case of a bankruptcy event (as defined in the credit agreement), all commitments automatically terminate and all amounts outstanding under the credit facility become immediately due and payable.

On October 31, 2007, the Company completed the sale of $275.0 million principal amount of convertible senior debentures due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and will be convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of the Company’s common stock or in a combination of cash and shares of common stock, at the Company’s option. The base conversion rate for the Debentures as of June 30, 2011 is 30.1118 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to a base conversion price of approximately $33.21 per share. In addition, if at the time of conversion the applicable price of the Company’s common stock exceeds the base conversion price, holders of the Series A Debentures and Series B Debentures will receive an additional number of shares of common stock per $1,000 principal amount of the Debentures, as determined pursuant to a specified formula. The Company will have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require the Company to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The debt and equity components recognized for the Series A and Series B convertible debentures were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Series A	Series B	Series A	Series B
Principal amount of convertible debentures	$275,000	$275,000	$275,000	$275,000
Unamortized discount	(14,253)	(36,229)	(19,273)	(40,953)
Net carrying amount	260,747	238,771	255,727	234,047
Additional paid-in capital	29,065	41,238	29,065	41,238

At June 30, 2011, the remaining period over which the discount on the liability components will be amortized is 16 months and 40 months for the Series A and Series B convertible debentures, respectively.

The amount of interest expense recognized for the three months ended June 30, 2011 and 2010 was as follows (in thousands):

	June 30, 2011		June 30, 2010
	Series A	Series B	Series A	Series B
Contractual coupon interest	$1,890	$1,890	$1,891	$1,891
Amortization of discount on convertible debentures	2,532	2,383	2,365	2,218

Interest expense	$4,422	$4,273	$4,256	$4,109

The amount of interest expense recognized for the six months ended June 30, 2011 and 2010 was as follows (in thousands):

	June 30, 2011		June 30, 2010
	Series A	Series B	Series A	Series B
Contractual coupon interest	$3,781	$3,781	$3,781	$3,781
Amortization of discount on convertible debentures	5,020	4,724	4,690	4,396

Interest expense	$8,801	$8,505	$8,471	$8,177

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10. Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the Company’s earnings, including exercise of outstanding stock options and non-vested restricted stock. As discussed in Note 8, the conditions for conversion related to the Company’s Convertible Debentures have never been met. Accordingly, there was no impact on diluted earnings per share attributable to assumed conversion. When the exercise of stock options or the inclusion of awards would be anti-dilutive, they are excluded from the earnings per common share calculation. For the three and six months ended June 30, 2011 and 2010, there were no excluded shares underlying anti-dilutive stock options and awards.

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Numerator:
Income available to common stockholders and holders of dilutive securities	$42,765	$46,415	$89,142	$90,051

Denominator:
Weighted average shares	92,096	96,080	92,535	95,896
Effect of dilutive securities:
Incremental shares under stock compensation plans	2,893	2,597	2,756	2,269

Adjusted weighted average shares	94,989	98,677	95,291	98,165

Per share amount:
Basic	$0.46	$0.48	$0.96	$0.94

Diluted	$0.45	$0.47	$0.94	$0.92

Note 11. Stock-Based Compensation

For the three months ended June 30, 2011 and 2010, the Company recognized total stock-based compensation expenses of $5.5 million and $6.8 million, respectively, as well as related tax benefits of $1.3 million and $1.9 million, respectively. For the six months ended June 30, 2011 and 2010, the Company recognized total stock-based compensation expenses of $11.0 million and $13.3 million, respectively, as well as related tax benefits of $2.7 million and $3.6 million, respectively. All stock-based compensation expenses are recognized using a graded method approach and are either classified within operating expenses or selling, general and administrative expenses on the accompanying condensed consolidated statements of operations, with substantially all of the expense being in selling, general and administrative expenses.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options

Stock option activity for the six months ended June 30, 2011 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	6,912,014	$24.51
Options granted in 2011	0	—
Exercised in 2011	(163,932)	$26.47
Cancelled/forfeited/expired in 2011	(3,100)	$26.89

Outstanding at June 30, 2011	6,744,982	$24.46	2.94	$32,436,018

Exercisable at June 30, 2011	5,848,982	$25.09	2.40	$24,470,578

Vested or expected to vest in the future as of June 30, 2011	6,743,459	$24.46	2.94	$32,422,477

Of the stock options outstanding at June 30, 2011, options for 5,848,982 shares were exercisable and options for 896,000 shares were unvested. Of the total stock options outstanding at June 30, 2011, 6,743,459 were vested or expected to vest in the future, net of expected cancellations and forfeitures of 1,523. The intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 amounted to $0.7 million and $6.3 million, respectively.

As of June 30, 2011, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.3 million, which will be amortized over the weighted-average remaining requisite service period of 0.8 years.

Restricted Stock

The following table summarizes information about restricted stock activity for the six months ended June 30, 2011:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at December 31, 2010	2,684,250	$21.79
Granted	20,000	$28.88
Vested	(179,225)	$26.33
Forfeited	(7,950)	$24.45

Unvested at June 30, 2011	2,517,075	$21.51

As of June 30, 2011, the total remaining unrecognized compensation cost related to restricted stock amounted to $23.0 million, which will be amortized over the weighted-average remaining requisite service period of 1.5 years.

Note 12. Subsequent Event

On July 1, 2011, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.20 per share which was paid on July 29, 2011 to stockholders of record as of July 15, 2011. The total dividend paid was $19.0 million.

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

Recent legislation, including the Patient Protection and Affordable Care Act (“PPACA”), the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. PPACA, as amended, is a comprehensive health care reform law that contains a large number of health-related provisions to take effect over the next several years, including various cost containment and program integrity changes that will apply to the home medical equipment industry. MIPPA delayed the implementation of a Medicare competitive bidding program for oxygen equipment and certain other DME items that was scheduled to begin on July 1, 2008 and instituted a 9.5% price reduction nationwide for these items as of January 1, 2009. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. DRA provisions negatively impacted reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning in 2007. MMA changed the pricing formulas used to establish payment rates for inhalation drug therapies resulting in significantly reduced reimbursement beginning in 2005, established a competitive acquisition program for DME, established a Recovery Audit Contractors (“RAC”) program, a demonstration project designed to test a new method for recovery of Medicare overpayments by utilizing private companies operating on a contingent fee basis to identify and recoup Medicare overpayments, and implemented quality standards and accreditation requirements for DME suppliers. These legislative provisions, as currently in effect and when fully implemented, have had and will continue to have a material adverse effect on our business, financial condition, operating results and cash flows.

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

The SCHIP Extension Act, which became law on December 29, 2007, required CMS to adjust the methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted average selling prices (“ASP”) based on actual sales volumes rather than average sales prices. CMS publishes payment rates for inhalation drugs each calendar quarter, representing the unit reimbursement rates in effect for inhalation drugs dispensed within that quarter. These payment rates may be subject to volatility as a result of the underlying ASP data used to determine the rates in effect each quarter. The quarterly ASP data published by CMS for inhalation drugs provided in 2010 resulted in reductions in the Medicare payment rates for inhalation drugs that negatively impacted the Company’s annual net revenues by approximately $5.0 million in fiscal year 2010. If the ASP payment rates published by CMS for the third quarter of 2011 were to remain in effect for the remainder of 2011, and assuming no changes in the volume or mix of drugs that we currently dispense, we estimate that our annual net revenues would be negatively impacted by approximately $15.1 million in 2011 when compared with 2010. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

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

On February 1, 2006, Congress passed the DRA legislation which changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment is made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009. We anticipate that the new oxygen payment rules will continue to negatively affect our net revenues on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in up to two or more years without rental income from these customers. During the first six months of 2011, we estimate that our net revenues were reduced as a result of additional customers reaching the payment cap by approximately $10.5 million when compared to the prior year period.

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

In 2009, CMS reinstituted the bidding process in the nine largest MSA markets. Reimbursement rates from the re-bidding process were publicly released by CMS on June 30, 2010. CMS announced average savings of approximately 32% off the current payment rates in effect for the product categories included in competitive bidding. These payment rates are now in effect in the nine markets only, as of January 1, 2011. Lincare was offered contracts to provide oxygen equipment in just two of the nine markets, Charlotte and Miami, and we accepted and signed those contracts. The Company’s annual Medicare revenues from the product categories in the nine markets affected by competitive bidding were approximately $48.0 million at the time the program commenced. In June 2011, we completed acquisitions of companies that are contracted to provide home oxygen services in seven of nine competitive bidding markets and positive airway pressure therapy in eight of nine markets.

CMS will undertake a second round of competitive bidding in up to 91 additional markets, with contracts expected to be effective some time in mid-2013. It is not certain at this time whether CMS intends to implement competitive bidding in all 91 markets simultaneously, or whether the program will be phased in over several years. The Company estimates that its annual Medicare revenues from the product categories in the 91 additional markets to be included in the second round of competitive bidding are in excess of $250.0 million. This estimate may be revised by the Company once CMS publishes the final list of product categories and geographic zip codes included in the 91 additional markets. The PPACA legislation requires CMS to expand competitive bidding further to additional geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

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

Operating Results

The following table sets forth, for the periods indicated, a summary of the Company’s net revenues by product category:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Respiratory and other chronic therapies	$403,022	$371,661	$789,042	$739,862
DME, infusion and enteral therapies	46,011	46,705	91,558	88,544

Total	$449,033	$418,366	$880,600	$828,406

Net revenues for the three months ended June 30, 2011, increased by $30.7 million (or 7.3%), compared with the three months ended June 30, 2010 and for the six months ended June 30, 2011, increased by $52.2 million (or 6.3%) compared with the six months ended June 30, 2010. The Company estimates that the 7.3% increase in net revenues in the three-month period of 2011 was comprised of approximately 12.3% internal and acquisition growth offset by approximately 5.0% negative impact from $21.0 million of Medicare payment changes (see “Medicare Reimbursement” above). The Company estimates that the 6.3% increase in net revenues in the six-month period of 2011 was comprised of approximately 10.9% internal and acquisition growth offset by approximately 4.6% negative impact from $37.7 million of Medicare payment changes in 2011. The internal growth in net revenues is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions.

The contribution of respiratory and other chronic therapy products to our net revenues was 89.8% and 89.6%, respectively, during the three and six months ended June 30, 2011 and during the three and six months ended June 30, 2010 was 88.8% and 89.3%, respectively. Our strategy is to focus on the provision of oxygen, respiratory and other chronic therapy services to patients in the home and to provide home medical equipment, infusion and enteral nutrition products and services where we believe such services will enhance our core respiratory business.

Cost of goods and services, as a percentage of net revenues, was 31.7% and 30.3%, respectively, for the three and six months ended June 30, 2011, compared with 27.2% and 27.1%, respectively, for the comparable prior year periods. Cost of goods and services for the three months ended June 30, 2011, increased $28.7 million, or 25.3%, when compared with the prior year period. Costs of goods and services for the six months ended June 30, 2011, increased $42.0 million, or 18.7%, when compared with the prior year period. The increase in cost of goods and services in 2011 is primarily attributable to the Company’s acquisition of a specialty pharmacy business with gross margins that are lower than other products and services provided by the Company and higher sale volumes of CPAP supplies and inhalation drugs.

Cost of goods and services for the three and six-month periods includes the cost of medical equipment (excluding depreciation of $27.3 million and $53.6 million in 2011 and $27.4 million and $53.7 million in 2010, respectively), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $13.6 million and $27.5 million for the three and six-month periods of 2011, respectively, and approximately $13.3 million and $26.5 million for the three and six-month periods of 2010, respectively. Included in cost of goods and services in the three and six months ended June 30, 2011 are salary and related expenses of pharmacists and pharmacy technicians of $3.9 million and $7.2 million, respectively. Such salary and related expenses for the three and six months ended June 30, 2010, were $3.3 million and $6.4 million, respectively.

Operating expenses, as a percentage of net revenues, were 22.8% and 23.2%, respectively, for the three and six months ended June 30, 2011, compared with 23.8% and 23.9%, respectively, for the comparable prior year periods. Operating expenses for the three and six months ended June 30, 2011, increased by $2.5 million, or 2.5%, and $5.9 million, or 3.0%, over the prior year periods. The Company has been successful in achieving productivity gains that have contributed to containment of the growth in wage expenses and in managing the growth of its employee health benefit costs. These positive developments were partially offset by increases in vehicle related expenses during the first six months of 2011, most significantly fuel costs.

The Company manages 1,106 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

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

Operating Expenses (in thousands)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
Salary and related	$66,965	$65,108	$132,776	$128,066
Facilities	12,733	14,963	28,431	30,864
Vehicles	13,756	11,863	26,420	23,508
General supplies/miscellaneous	8,735	7,739	16,469	15,762

Total	$102,189	$99,673	$204,096	$198,200

Included in operating expenses during the three and six months ended June 30, 2011 are salary and related expenses for Service Reps in the amount of $28.3 million and $55.9 million, respectively. Such salary and related expenses for the three and six months ended June 30, 2010 were $27.5 million and $53.9 million, respectively.

Selling, general and administrative (“SG&A”) expenses, as a percentage of net revenues, were 19.0% and 19.1%, respectively for the three and six months ended June 30, 2011, compared with 20.1% and 20.3% for the comparable prior year periods. SG&A expenses for the three months ended June 30, 2011 increased by $1.2 million, or 1.4% when compared to the prior year period. SG&A expenses for the six months ended June 30, 2011, remained essentially unchanged when compared to the prior year period.

SG&A expenses include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and six months ended June 30, 2011 are salary and related expenses of $62.9 million and $125.1 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and six months ended June 30, 2011, of $17.9 million and $34.5 million, respectively. Included in SG&A during the three and six months ended June 30, 2010 are salary and related expenses of $64.9 million and $128.2 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and six months ended June 30, 2010, of $17.3 million and $33.6 million, respectively. The Company’s respiratory therapists generally provide non-reimbursable clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s prescribed plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Bad debt expense as a percentage of net revenues was 2.0% for the three and six months ended June 30, 2011, compared with 1.5% for the three and six months ended June 30, 2010. Bad debt expense for the three and six months ended June 30, 2011 increased by $2.7 million and $5.2 million, respectively, over the comparable prior year periods. Contributing to the increase in bad debt expense is the increase in the aging of our accounts receivable, particularly with respect to amounts due from customers for insurance copayments and deductibles.

Included in depreciation and amortization expense in the three and six months ended June 30, 2011 is depreciation of medical equipment of $27.3 million and $53.6 million, respectively, and depreciation of other property and equipment of $2.3 million and $5.0 million, respectively. Included in depreciation and amortization expense in the three and six months ended June 30, 2010 is depreciation of medical equipment of $27.4 million and $53.7 million, respectively, and depreciation of other property and equipment of $1.9 million and $5.1 million, respectively.

Operating income for the three and six months ended June 30, 2011, was $80.1 million (17.8% of net revenues) and $164.7 million (18.7% of net revenues), respectively, compared with $85.2 million (20.4% of net revenues) and $166.0 million (20.0% of net revenues), respectively, for the comparable prior year periods. The decrease in operating income in 2011 is attributed primarily to the impact on net revenues in the three and six months ended June 30, 2011, of $21.0 million and $37.7 million of Medicare payment changes during the respective periods. These payment changes include reductions in average payment rates for respiratory medications, the impact of new Medicare payment rates in the nine markets affected by the competitive bidding program and the ongoing effect of Medicare oxygen customers reaching the 36-month rental payment cap.

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

Net cash provided by operating activities decreased by 7.2% to $131.8 million for the six months ended June 30, 2011, compared with $142.0 million for the six months ended June 30, 2010. Net cash used in investing and financing activities was $213.8 million for the six months ended June 30, 2011. Investing and financing activities during the six-month period ended June 30, 2011 included our net investment in property and equipment of $57.7 million, $40.0 million of short-term investments, $38.2 million of dividends paid, $73.0 million of business acquisition expenditures, $50.0 million of repurchases of our common stock, proceeds of $40.0 million from the sale of investments, and proceeds of $5.1 million from the exercise of stock options and issuance of common shares.

As of June 30, 2011, our principal sources of liquidity consisted of approximately $82.1 million of cash and cash equivalents, $40.0 million of short-term investments and $356.2 million available under our revolving credit agreement. The revolving credit agreement, dated December 1, 2006, makes available to us up to $390.0 million over a five-year period, subject to certain terms and conditions set forth in the agreement. As of June 30, 2011, there were $33.8 million of standby letters of credit issued under the credit facility.

On July 1, 2011, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.20 per share which was paid on July 29, 2011, to stockholders of record as of July 15, 2011. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors.

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

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. During the six months ended June 30, 2011, the Company repurchased and retired 1,700,900 shares for $50.0 million pursuant to the repurchase plan. As of June 30, 2011, $378.4 million of the Company’s common stock was eligible for repurchase in accordance with the plan’s formula.

On October 31, 2007, we completed the sale of $275.0 million principal amount of convertible senior debentures, due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and are convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of our common stock or in a combination of cash and shares of common stock, at our option. The base conversion rate for the Debentures as of June 30, 2011 is 30.1118 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to a base conversion price of approximately $33.21 per share. In addition, if at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders of the Series Debentures will receive an additional number of shares of common stock per $1,000 principal amount as determined pursuant to a specified formula. We have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require us to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

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

Accounts receivable balance concentrations by major payor category as of June 30, 2011 and December 31, 2010 were as follows:

Percentage of Accounts Receivable Outstanding:

	June 30, 2011	December 31, 2010
Medicare	36.9%	34.1%
Medicaid/Other Government	13.5%	14.2%
Private Insurance	37.0%	38.2%
Customer Pay	12.6%	13.5%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of June 30, 2011 and December 31, 2010 were as follows:

Percentage of Accounts Aged in Days:

	June 30, 2011
	0-60	61-120	Over 120
Medicare	69.6%	13.8%	16.6%
Medicaid/Other Government	56.9%	16.8%	26.3%
Private Insurance	56.7%	15.6%	27.7%
Customer Pay	31.8%	19.0%	49.2%
All Payors	58.3%	15.6%	26.1%

Percentage of Accounts Aged in Days:

	December 31, 2010
	0-60	61-120	Over 120
Medicare	77.5%	11.5%	11.0%
Medicaid/Other Government	59.8%	17.0%	23.2%
Private Insurance	61.8%	14.3%	23.9%
Customer Pay	33.7%	19.7%	46.6%
All Payors	63.1%	14.5%	22.4%

We operate 37 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of June 30, 2011, there were 1,387 full-time employees in the RBCOs. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within our proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that we can access to determine the status of individual claims. We have benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 76.6% of all payments received.

Our accounts receivable days sales outstanding (“DSO”) increased to 47 days at June 30, 2011 compared with 44 days at June 30, 2010 and our bad debt expense, as a percentage of net revenues, increased to 2.0% during 2011 compared with 1.5% during the prior year six month period. Contributing to the increase in our accounts receivable is a significant increase in the number of claims subject to prepayment audits, primarily by the Durable Medical Equipment Medicare Administrative Contractors (“DMEMAC’s). These audits are substantially delaying the collection of our Medicare accounts receivable as well as related secondary amounts due under supplemental insurance plans. Also contributing to the increase in accounts receivable and bad debt expense are copayments and deductibles due from customers who are finding it difficult to pay their out-of-pocket charges due to loss of insurance coverage or reductions in their investment or employment income.

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

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual financial periods beginning after December 15, 2011 with early adoption not permitted. We will adopt the new guidance effective January 1, 2012. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income,” to eliminate the current option to present the components of other comprehensive income in the statement of changes in equity and to require presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements in respect of items of other comprehensive income. The guidance should be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We will adopt the new guidance effective January 1, 2012. The Company does not expect the adoption of this guidance to have an impact on its financial condition, results of operations or cash flows.

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

Recent legislation, including the Patient Protection and Affordable Care Act (“PPACA”), the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. PPACA, as amended, is a comprehensive health care reform law that contains a large number of health-related provisions to take effect over the next several years, including various cost containment and program integrity changes that will apply to the home medical equipment industry. MIPPA delayed the implementation of a Medicare competitive bidding program for oxygen equipment and certain other DME items that was scheduled to begin on July 1, 2008 and instituted a 9.5% price reduction nationwide for these items as of January 1, 2009. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. DRA provisions negatively impacted reimbursement for oxygen equipment beginning in 2009 and negatively impacted reimbursement for DME items subject to capped rental payments beginning in 2007. MMA changed the pricing formulas used to establish payment rates for inhalation drug therapies resulting in significantly reduced reimbursement beginning in 2005, established a competitive acquisition program for DME, established a Recovery Audit Contractors (“RAC”) program, a demonstration project designed to test a new method for recovery of Medicare overpayments by utilizing private companies operating on a contingent fee basis to identify and recoup Medicare overpayments, and implemented quality standards and accreditation requirements for DME suppliers. These legislative provisions, as currently in effect and when fully implemented, have had and will continue to have a material adverse effect on our business, financial condition, operating results and cash flows. See “MEDICARE REIMBURSEMENT” for a full discussion of the PPACA, MIPPA, SCHIP Extension Act, DRA and MMA provisions.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE AND RENTAL OF MEDICARE-COVERED OXYGEN AND DME ITEMS, AND RECENT LEGISLATIVE ACTS IMPOSE SUBSTANTIAL CHANGES IN THE MEDICARE PAYMENT METHODOLOGIES AND REDUCTIONS IN THE MEDICARE PAYMENT AMOUNTS FOR THESE ITEMS.

DRA changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment is made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009. We anticipate that the new oxygen payment rules will continue to negatively affect our net revenues on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in up to two or more years without rental income from these customers. During the first six months of 2011, we estimate that our net revenues were reduced as a result of additional customers reaching the payment cap by approximately $10.5 million when compared to the prior year period.

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

Recently enacted legislation negatively affected Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008 (See “MEDICARE REIMBURSEMENT”). The SCHIP Extension Act required CMS to adjust the average sales price (“ASP”) calculation methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted ASPs based on actual sales volume rather than average sales price. CMS publishes payment rates for inhalation drugs each calendar quarter, representing the unit reimbursement rates in effect for inhalation drugs dispensed within that quarter. These payment rates may be subject to volatility as a result of the underlying ASP data used to determine the rates in effect each quarter. The quarterly ASP data published by CMS for inhalation drugs provided in 2010 resulted in reductions in the Medicare payment rates for inhalation drugs that negatively impacted the Company’s annual net revenues by approximately $5.0 million in fiscal year 2010. If the ASP payment rates published by CMS for the third quarter of 2011 were to remain in effect for the remainder of 2011, and assuming no changes in the volume or mix of drugs that we currently dispense, we estimate that our annual net revenues would be negatively impacted by approximately $15.1 million in 2011 when compared with 2010. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

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

In 2009, CMS reinstituted the bidding process in the nine largest MSA markets. Reimbursement rates from the re-bidding process were publicly released by CMS on June 30, 2010. CMS announced average savings of approximately 32% off the current payment rates in effect for the product categories included in competitive bidding. These payment rates are now in effect in the nine markets only, as of January 1, 2011. We were offered contracts to provide oxygen equipment in just two of the nine markets, Charlotte and Miami, and we accepted and signed those contracts. The Company’s annual Medicare revenues from the product categories in the nine markets affected by competitive bidding were approximately $48.0 million at the time the program commenced. In June 2011, we completed acquisitions of companies that are contracted to provide home oxygen services in seven of nine competitive bidding markets and positive airway pressure therapy in eight of nine markets.

CMS will undertake a second round of competitive bidding in up to 91 additional markets, with contracts expected to be effective some time in mid-2013. It is not certain at this time whether CMS intends to implement competitive bidding in all 91 markets simultaneously, or whether the program will be phased in over several years. The Company estimates that its annual Medicare revenues from the product categories in the 91 additional markets to be included in the second round of competitive bidding are in excess of $250.0 million. This estimate may be revised by the Company once CMS publishes the final list of product categories and geographic zip codes included in the 91 additional markets. The PPACA legislation requires CMS to expand competitive bidding further to additional geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

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

We are subject to many stringent and frequently changing laws and regulations, and interpretations thereof, at both the federal and state levels, requiring compliance with burdensome and complex billing and record-keeping requirements in order to substantiate our claims for payment under federal, state and commercial health care reimbursement programs. On an ongoing basis, we have implemented policies and procedures designed to meet the various documentation requirements of government payors as they have been interpreted and applied. Examples of such documentation requirements are contained in the Durable Medical Equipment Medicare Administrative Contractor (“DMEMAC”) Supplier Manuals which provide that clinical information from the “patient’s medical record” is required to justify the medical necessity for the provision of DME. Auditors working on behalf of the DMEMACs have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, health care facility, or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. Other government auditors have recently taken the same or a similar position. It may be difficult, and sometimes impossible, for us to obtain such documentation from other health care providers. If these or other burdensome positions continue to be adopted by auditors, DMEMACs, other contractors or CMS in administering the Medicare program, we have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare would likely be substantially reduced. We have also experienced a significant increase in pre-payment audits of our claims by the DMEMAC’s, which has caused substantial delays in the collection of our Medicare accounts receivable as well as related amounts due under supplemental insurance plans. We cannot currently predict the adverse impact, if any, that these new, more burdensome interpretations of the Medicare documentation requirements might have on our financial position or operating results, but such impact could be material.

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

Our revolving credit facility is subject to changing LIBOR-based interest rates. At June 30, 2011, we had no outstanding borrowings under the credit facility.

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

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, the Company did not repurchase any shares of its common stock.

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. As of June 30, 2011, $378.4 million of common stock was eligible for repurchase in accordance with the plan’s formula.

Item 3. Defaults Upon Senior Securities – Not Applicable

Item 4. Removed and Reserved

Item 5. Other Information – Not Applicable

Item 6. Exhibits

(a) Exhibits included or incorporated herein: See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.
Registrant

/S/ PAUL G. GABOS
Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer

August 4, 2011

INDEX OF EXHIBITS

Exhibit Number	Exhibit

3.10 (A)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.11 (A)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.20 (B)	Amended and Restated By-Laws of Lincare Holdings Inc.

4.10 (C)	Lincare Holdings Inc. Indenture dated as of June 11, 2003

4.20 (C)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003

4.30 (D)	Lincare Holdings Inc. Series A Indenture dated as of October 31, 2007

4.40 (D)	Lincare Holdings Inc. Series B Indenture dated as of October 31, 2007

4.50 (D)	Lincare Holdings Inc. Registration Rights Agreement dated as of October 31, 2007

4.60 (D)	First Amendment to Credit Agreement with Bank of America, N.A. as Agent and Calyon, New York Branch as Syndication Agent dated as of October 31, 2007

4.70 (E)	Credit Agreement with Bank of America, N.A. as Agent and Calyon, New York Branch as Syndication Agent dated December 1, 2006

31.1	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

A	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.

B	Incorporated by reference to the Registrant’s Form 8-K dated December 21, 2010.

C	Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.

D	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2007.

E	Incorporated by reference to the Registrant’s Form 10-K dated February 25, 2010.

*	Furnished herewith

S-1