Form 10-Q
period 2011-09-30
LINCARE HOLDINGS INC
filed 2011-11-03
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2011
Common Stock, $0.01 par value	88,547,381

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$36,804	$164,203
Short-term investments	20,000	40,000
Restricted cash	0	345
Accounts receivable, net	238,050	186,001
Income tax receivable	928	9,443
Inventories	15,310	13,276
Prepaid and other current assets	6,738	3,542
Deferred income taxes	30,077	26,488

Total current assets	347,907	443,298

Property and equipment, net	347,465	338,778
Goodwill	1,368,085	1,258,065
Other	36,016	7,690

Total assets	$2,099,473	$2,047,831

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of long-term obligations	$104,710	$619
Accounts payable	48,839	64,078
Accrued expenses:
Compensation and benefits	24,939	39,500
Liability insurance	17,219	19,052
Other current liabilities	60,137	51,501

Total current liabilities	255,844	174,750

Long-term obligations, excluding current installments	517,742	494,271
Deferred income taxes and other taxes	422,193	381,061

Total liabilities	1,195,779	1,050,082

Commitments and contingencies:
Stockholders’ equity:
Common stock	889	963
Additional paid-in capital	703,873	681,988
Retained earnings	198,932	314,798

Total stockholders’ equity	903,694	997,749

Total liabilities and stockholders’ equity	$2,099,473	$2,047,831

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net revenues	$474,758	$418,673	$1,355,358	$1,247,079

Costs and expenses:
Cost of goods and services	151,336	115,215	417,845	339,730
Operating expenses	112,092	100,464	316,188	298,664
Selling, general and administrative expenses	88,783	79,405	257,157	247,736
Bad debt expense	9,495	10,980	27,107	23,406
Depreciation and amortization expense	32,672	28,924	91,976	87,847

	394,378	334,988	1,110,273	997,383

Operating income	80,380	83,685	245,085	249,696

Other income (expense):
Interest income	89	133	492	368
Interest expense	(9,655)	(9,098)	(28,261)	(27,048)

	(9,566)	(8,965)	(27,769)	(26,680)

Income before income taxes	70,814	74,720	217,316	223,016
Income tax expense	27,200	29,268	84,560	87,513

Net income	$43,614	$45,452	$132,756	$135,503

Basic earnings per common share	$0.49	$0.48	$1.46	$1.42

Diluted earnings per common share	$0.48	$0.47	$1.42	$1.39

Dividends declared per common share	$0.20	$0.00	$0.60	$0.20

Weighted average number of common shares outstanding	88,563	95,214	91,196	95,666

Weighted average number of common shares and common share equivalents outstanding	90,543	96,705	93,507	97,489

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income	$132,756	$135,503
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	27,107	23,406
Depreciation and amortization expense	91,976	87,847
Net loss (gain) on disposal of property and equipment	60	(26)
Amortization of debt issuance costs	1,368	1,327
Amortization of discount on bonds payable	14,745	13,750
Stock-based compensation expense	15,863	19,793
Deferred income taxes	38,212	34,589
Excess tax benefit from stock-based compensation	(240)	(394)
Change in assets and liabilities net of effects of acquired businesses:
Accounts receivable	(69,188)	(56,530)
Inventories	893	5,187
Prepaid and other assets	(3,142)	1,514
Accounts payable	(12,299)	488
Accrued expenses and other current liabilities	(27,334)	10,271
Income taxes payable	8,821	(11,437)
Long-term obligations	(2,386)	(6,125)

Net cash provided by operating activities	217,212	259,163

Cash flows from investing activities:
Proceeds from sale of property and equipment	238	49
Capital expenditures	(95,934)	(80,380)
Purchases of investments	(40,000)	(20,000)
Sales and maturities of investments	60,000	58,650
Business acquisitions, net of cash acquired	(95,634)	(11,375)
Cash restricted for future payments	345	(5,345)

Net cash used in investing activities	(170,985)	(58,401)

Cash flows from financing activities:
Net proceeds from revolving credit line	80,000	0
Payments of principal on debt	(9,102)	(1,034)
Payments of debt issuance costs	(1,783)	0
Payments of cash dividends	(57,141)	(19,617)
Proceeds from exercise of stock options and issuance of common shares	14,147	26,126
Excess tax benefit from stock-based compensation	240	394
Payments to acquire treasury stock	(199,987)	(49,961)

Net cash used in financing activities	(173,626)	(44,092)

Net (decrease) increase in cash and cash equivalents	(127,399)	156,670
Cash and cash equivalents, beginning of period	164,203	20,428

Cash and cash equivalents, end of period	$36,804	$177,098

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,665	$7,563

Cash paid for income taxes	$38,343	$65,504

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Description of Business: Lincare Holdings Inc. and subsidiaries (“Lincare” or the “Company”) provides oxygen, respiratory therapy services, specialty pharmaceuticals, infusion therapy services and home medical equipment such as hospital beds, wheelchairs and other medical supplies to the home health care market. The Company’s customers are serviced from locations in 48 states in the United States and Canada. The Company’s equipment and supplies are readily available and the Company is not dependent on a single supplier or even a few suppliers.

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

Concentration of Credit Risk: The Company’s revenues are generated through locations in 48 states in the United States and Canada. The Company generally does not require collateral or other security in extending credit to customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally and state funded programs, which represented approximately 61% and 60% of net revenues for the nine months ended September 30, 2011 and 2010, respectively. The exclusion of the Company from participating in state and federally funded programs would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net Revenues: The following table sets forth, for the periods indicated, a summary of the Company’s net revenues by product category:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Respiratory and other chronic therapies	$423,886	$371,207	$1,212,928	$1,111,069
DME, infusion and enteral therapies	50,872	47,466	142,430	136,010

Total	$474,758	$418,673	$1,355,358	$1,247,079

Included in net revenues in the three and nine months ended September 30, 2011 are rental items that comprise approximately 54.7% and 56.9%, respectively, of total revenues and sale items that comprise approximately 45.3% and 43.1%, respectively, of total revenues. Included in net revenues in the three and nine months ended September 30, 2010 are rental items that comprise approximately 61.4% of total revenues and sale items that comprise approximately 38.6% of total revenues in both periods.

Sales and Certain Other Taxes: In its consolidated financial statements, the Company accounts for taxes imposed on revenue-producing transactions by government authorities on a net basis, and accordingly, excludes such taxes from net revenues. Such taxes include, but are not limited to, sales, use, privilege and excise taxes.

Cost of Goods and Services: Cost of goods and services includes the cost of medical equipment (excluding depreciation of $26.0 million and $79.6 million for the three and nine-month periods in 2011 and $24.6 million and $78.3 million for the three and nine-month periods in 2010, respectively), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $13.8 million and $41.3 million for the three and nine-month periods ended September 30, 2011, respectively. For the three and nine-month periods of 2010, such costs amounted to $13.4 million and $39.9 million, respectively. Included in cost of goods and services in the three and nine-month periods ended September 30, 2011 are salary and related expenses of pharmacists and pharmacy technicians of approximately $4.1 million and $11.3 million, respectively. Such salary and related expenses for the three and nine-month periods ended September 30, 2010, were $3.3 million and $9.7 million, respectively.

Operating Expenses: The Company manages 1,108 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

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

Operating Expenses (in thousands)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011	2010	2011	2010
Salary and related	$71,479	$64,645	$204,255	$192,711
Facilities	15,981	15,917	44,412	46,781
Vehicles	14,360	11,938	40,780	35,446
General supplies/miscellaneous	10,272	7,964	26,741	23,726

Total	$112,092	$100,464	$316,188	$298,664

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Included in operating expenses during the three and nine-month periods ended September 30, 2011 are salary and related expenses for Service Reps in the amount of $29.7 million and $85.6 million, respectively. Such salary and related expenses for the three and nine-month periods ended September 30, 2010, were $27.3 million and $81.2 million, respectively.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and nine-month periods ended September 30, 2011 are salary and related expenses of $65.3 million and $190.4 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and nine-month periods ended September 30, 2011, of $18.0 million and $52.5 million, respectively. Included in SG&A during the three and nine-month periods ended September 30, 2010 are salary and related expenses of $63.4 million and $191.6 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and nine-month periods ended September 30, 2010, of $17.1 million and $50.7 million, respectively. The Company’s respiratory therapists generally provide non-reimbursable clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s prescribed plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition has caused, and in the future may cause, the Company’s financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the three and nine-month periods ended September 30, 2011 and 2010, the Company did not have any reclassifications in levels.

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

Contingent consideration of $9.6 million, $10.9 million and $1.1 million was recognized in connection with business acquisitions in February 2011, June 2011 and September 2011, respectively. At September 30, 2011, the amounts recognized for these contingent consideration arrangements, the range of outcomes, and the assumptions used to develop the estimates had not materially changed.

The following table presents the valuation of the Company’s financial assets and liabilities as of September 30, 2011 and December 31, 2010, measured at fair value on a recurring basis (in thousands):

	Level 1	Level 3	Fair Value
September 30, 2011
Liabilities
Acquisition-related contingent consideration-short-term (1)	$0	$10,483	$10,483
Acquisition-related contingent consideration-long-term (2)	0	11,112	11,112

Total liabilities measured at fair value	$0	$21,595	$21,595

December 31, 2010
Assets
Money Market Funds (3)	$101,600	$0	$101,600

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Included in current installments of long-term obligations in the accompanying condensed consolidated balance sheets.
(2)	Included in long-term obligations, excluding current installments in the accompanying condensed consolidated balance sheets.
(3)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. The balance in money market funds at September 30, 2011 was $0.

The following table presents the changes in the estimated fair values of the Company’s financial assets and liabilities that are measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011:

	(In thousands)
	Assets	Liabilities
Balance on December 31, 2010	$0	$0

Acquisition-related contingent consideration recorded in 2011	0	21,595

Balance on September 30, 2011	$0	$21,595

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

(In thousands)	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Short-term investments – held to maturity	$20,000	$20,000	$40,000	$40,000
Restricted cash	0	0	345	345

Liabilities:
2.75% Series A Debentures	263,322	284,109	255,727	302,672
2.75% Series B Debentures	241,197	284,281	234,047	305,422
Short-term debt	80,000	80,000	0	0
Deferred acquisition obligations	14,227	14,227	619	619

Fair values were determined as follows:

•

The carrying amounts of short-term investments, short-term debt, restricted cash and deferred acquisition obligations approximate fair value because of the short-term maturity of these instruments. The short-term investments are classified as held-to-maturity and are carried at amortized cost.

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

Note 3. Investments

On April 15, 2011, the Company invested $20.0 million in a 185-day time deposit issued by Credit Agricole Corporate and Investment Bank maturing on October 17, 2011. The investment is classified as held-to-maturity and carried at amortized cost of $20.0 million in the accompanying balance sheet at September 30, 2011.

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

During the nine-month period ended September 30, 2011, the Company acquired all of the outstanding common stock of seven companies and certain assets of three other companies. During the nine-month period ended September 30, 2010, the Company acquired certain assets of five companies.

The acquisition date fair value of the total consideration transferred for the 2011 acquisitions was $131.1 million, which consisted of the following:

(In thousands)
Cash consideration, net of cash acquired (1)	$92,849
Contingent consideration	21,595
Deferred acquisition obligations (2)	16,632

$131,076

(1)	Does not include $2.8 million related to an acquisition closed in December 2010 and paid in January 2011.
(2)	Includes $1.0 million related to an acquisition closed in September 2011 and paid in October 2011.

The following table summarizes the fair values of the assets and liabilities assumed based on preliminary estimates that are subject to change in 2011 upon completion of the final valuation analyses.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands)
Current assets, net of cash acquired	$12,995
Property and equipment	4,499
Intangible assets	29,510
Goodwill	110,020
Assumption of liabilities	(25,310)
Deferred revenue	(638)

$131,076

The results of the 2011 acquisitions have been included in the Company’s financial statements from the acquisition date forward and were not significant for the first nine months of 2011. Pro forma information for the comparable period of 2010 would not be materially different from amounts reported.

Note 5. Accounts Receivable, Net

Accounts receivable, net at September 30, 2011 and December 31, 2010 consist of:

	September 30, 2011	December 31, 2010
	(In thousands)
Trade accounts receivable	$290,563	$234,404
Less allowance for sales adjustments and uncollectible accounts	(52,513)	(48,403)

Accounts receivable, net	$238,050	$186,001

Note 6. Property and Equipment, Net

Property and equipment, net at September 30, 2011 and December 31, 2010 consist of:

	September 30, 2011	December 31, 2010
	(In thousands)
Property and equipment at cost	$1,243,618	$1,168,236
Less accumulated depreciation	(896,153)	(829,458)

Property and equipment, net	$347,465	$338,778

Note 7. Other Current Liabilities

Other current liabilities at September 30, 2011 and December 31, 2010 consist of:

	September 30, 2011	December 31, 2010
	(In thousands)
Deferred revenue	$41,691	$39,256
Other current liabilities	18,446	12,245

Other current liabilities	$60,137	$51,501

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Long-Term Obligations

Long-term obligations at September 30, 2011 and December 31, 2010 consist of:

	September 30, 2011	December 31, 2010
	(In thousands)
Series A convertible debentures to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2012	$275,000	$275,000
Unamortized discount	(11,678)	(19,273)
Series B convertible debentures to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2014	275,000	275,000
Unamortized discount	(33,803)	(40,953)
Eurodollar loans under five-year revolving credit agreement bearing annual interest equal to the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus an applicable margin based on the Company’s consolidated leverage ratio (consolidated funded indebtedness to consolidated EBITDA)	80,000	0
Other long-term obligations	2,111	4,497
Unsecured acquisition obligations and contingent consideration, net of imputed interest, payable in various installments through 2014	35,822	619

Total long-term obligations	622,452	494,890
Less: current installments	104,710	619

Long-term obligations, excluding current installments	$517,742	$494,271

The Company’s revolving credit agreement with several lenders and Bank of America N.A., as agent, dated September 15, 2011, permits the Company to borrow amounts up to $450.0 million under a five-year revolving credit facility. The revolving credit facility contains a $60.0 million letter of credit sub-facility, which reduces the principal amount available under the facility by the amount of outstanding letters of credit on the sub-facility. As of September 30, 2011, $80.0 million of borrowings was outstanding under the credit facility and $33.8 million in standby letters of credit were issued. The revolving credit agreement has a maturity date of September 15, 2016. The Company pays an annual administration agency fee along with a quarterly facility fee. The facility fee is based on the Company’s consolidated leverage ratio and ranges between 0.175% and 0.275% annually. The leverage ratio is calculated each quarter to determine the applicable interest rate on revolving loans, the letter of credit fee and the facility fee for the following quarter. The revolving credit agreement contains several financial and other negative and affirmative covenants customary in such agreements and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. The financial covenants in the Company’s credit agreement include interest coverage and leverage ratios, as defined in the agreement. The Company’s credit agreement requires compliance with all covenants set forth in the agreement and the Company was in compliance with all covenants as of September 30, 2011. The credit agreement defines the occurrence of certain specified events as events of default which, if not waived by or cured to the satisfaction of the requisite lenders, allow the lenders to take actions against the Company, including termination of commitments under the agreement, acceleration of any unpaid principal and accrued interest in respect of outstanding borrowings, payment of additional cash collateral to be held in escrow for the benefit of the lenders and enforcement of any and all rights and interests created and existing under the credit agreement. Under certain conditions, an event of default may result in an increase in the interest rate (the “Default Rate”) payable by the Company on loans outstanding under the credit facility. The Default Rate is equal to the interest rate (including any applicable percentage as set forth in the agreement) otherwise applicable to such loans plus 2% per annum. In the case of a bankruptcy event (as defined in the credit agreement), all commitments automatically terminate and all amounts outstanding under the credit facility become immediately due and payable.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On October 31, 2007, the Company completed the sale of $275.0 million principal amount of convertible senior debentures due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and will be convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of the Company’s common stock or in a combination of cash and shares of common stock, at the Company’s option. The base conversion rate for the Debentures as of September 30, 2011 is 30.11 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to a base conversion price of approximately $33.21 per share. In addition, if at the time of conversion the applicable price of the Company’s common stock exceeds the base conversion price, holders of the Series A Debentures and Series B Debentures will receive an additional number of shares of common stock per $1,000 principal amount of the Debentures, as determined pursuant to a specified formula. The Company will have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require the Company to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

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

The debt and equity components recognized for the Series A and Series B convertible debentures were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Series A	Series B	Series A	Series B

Principal amount of convertible debentures	$275,000	$275,000	$275,000	$275,000
Unamortized discount	(11,678)	(33,803)	(19,273)	(40,953)
Net carrying amount	263,322	241,197	255,727	234,047
Additional paid-in capital	29,065	41,238	29,065	41,238

At September 30, 2011, the remaining period over which the discount on the liability components will be amortized is 13 months and 37 months for the Series A and Series B convertible debentures, respectively.

The amount of interest expense recognized for the three months ended September 30, 2011 and 2010 was as follows (in thousands):

	September 30, 2011		September 30, 2010
	Series A	Series B	Series A	Series B

Contractual coupon interest	$1,891	$1,891	$1,891	$1,891
Amortization of discount on convertible debentures	2,575	2,426	2,405	2,259

Interest expense	$4,466	$4,317	$4,296	$4,150

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The amount of interest expense recognized for the nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	September 30, 2011		September 30, 2010
	Series A	Series B	Series A	Series B

Contractual coupon interest	$5,672	$5,672	$5,672	$5,672
Amortization of discount on convertible debentures	7,595	7,150	7,095	6,655

Interest expense	$13,267	$12,822	$12,767	$12,327

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

The Internal Revenue Service has completed its examination of the Company’s U.S. income tax returns through 2009. The U.S. federal statute of limitations remains open for the years 2008 and forward. There are no material disputes for the open tax years. The years 2010 and 2011 are currently under examination.

Note 10. Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the Company’s earnings, including exercise of outstanding stock options and non-vested restricted stock. As discussed in Note 8, the conditions for conversion related to the Company’s Convertible Debentures have never been met. Accordingly, there was no impact on diluted earnings per share attributable to assumed conversion. When the exercise of stock options or the inclusion of awards would be anti-dilutive, they are excluded from the earnings per common share calculation. For the three and nine months ended September 30, 2011, the number of excluded shares underlying anti-dilutive stock options and awards was 3,808,102 and 2,537,029, respectively. For the three and nine months ended September 30, 2010, the number of excluded shares underlying anti-dilutive stock options and awards was 3,948,714 and 2,748,934, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Numerator:
Income available to common stockholders and holders of dilutive securities	$43,614	$45,452	$132,756	$135,503

Denominator:
Weighted average shares	88,563	95,214	91,196	95,666
Effect of dilutive securities: Incremental shares under stock compensation plans	1,980	1,491	2,311	1,823

Adjusted weighted average shares	90,543	96,705	93,507	97,489

Per share amount:
Basic	$0.49	$0.48	$1.46	$1.42

Diluted	$0.48	$0.47	$1.42	$1.39

Note 11. Stock-Based Compensation

For the three months ended September 30, 2011 and 2010, the Company recognized total stock-based compensation expense of $4.9 million and $6.5 million, respectively, as well as related tax benefits of $1.1 million and $1.7 million, respectively. For the nine months ended September 30, 2011 and 2010, the Company recognized total stock-based compensation expense of $15.9 million and $19.8 million, respectively, as well as related tax benefits of $3.8 million and $5.3 million, respectively. All stock-based compensation expenses are recognized using a graded method approach and are either classified within operating expenses or selling, general and administrative expenses on the accompanying condensed consolidated statements of operations, with substantially all of the expense being in selling, general and administrative expenses.

Stock Options

Stock option activity for the nine months ended September 30, 2011 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	6,912,014	$24.51
Options granted in 2011	0	—
Exercised in 2011	(596,682)	$21.84
Cancelled/forfeited/expired in 2011	(3,100)	$26.89

Outstanding at September 30, 2011	6,312,232	$24.76	2.88	$4,408,183

Exercisable at September 30, 2011	5,416,232	$25.49	2.33	$2,508,663

Vested or expected to vest in the future as of September 30, 2011	6,311,157	$24.76	2.88	$4,405,904

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Of the stock options outstanding at September 30, 2011, options for 5,416,232 shares were exercisable and options for 896,000 shares were unvested. Of the total stock options outstanding at September 30, 2011, 6,311,157 were vested or expected to vest in the future, net of expected cancellations and forfeitures of 1,075. The intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 amounted to $1.6 million and $6.3 million, respectively.

As of September 30, 2011, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.4 million, which will be amortized over the weighted-average remaining requisite service period of 0.6 years.

Restricted Stock

The following table summarizes information about restricted stock activity for the nine months ended September 30, 2011:

	Shares	Weighted- Average Grant Date Fair Value Per Share

Unvested at December 31, 2010	2,684,250	$21.79
Granted	20,000	$28.88
Vested	(179,225)	$26.33
Forfeited	(14,738)	$24.56

Unvested at September 30, 2011	2,510,287	$21.50

As of September 30, 2011, the total remaining unrecognized compensation cost related to restricted stock amounted to $19.0 million, which will be amortized over the weighted-average remaining requisite service period of 1.3 years.

Note 12. Subsequent Event

On October 3, 2011, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.20 per share which was paid on October 31, 2011 to stockholders of record as of October 17, 2011. The total dividend paid was $17.8 million.

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

PPACA was signed into law on March 23, 2010. Together with the Health Care and Education Reconciliation Act of 2010 (signed into law on March 30, 2010) which amended the statute, PPACA is a comprehensive health care law that is intended to expand access to health insurance, reform the health insurance market to provide additional consumer protections, and improve the health care delivery system to reduce costs and produce better outcomes through a combination of cost controls, subsidies and mandates. Among other things, PPACA:

(1)	Introduces a productivity adjustment factor that will be applied to Medicare price updates (covered item updates) for 2011 and each subsequent year. Specifically, Medicare payment amounts would be updated each year by the percentage increase in the consumer price index for all urban consumers (CPI-U) for the 12-month period ending with June of the previous year, reduced by a productivity adjustment (as projected by the Secretary of Health and Human Services). The application of the productivity adjustment may result in the covered item update being negative for a year, and may result in payment rates being less than such payment rates for the preceding year. The covered item update for most Medicare items furnished in 2011, net of the productivity adjustment, has been established at negative 0.1%.

(2)	Makes adjustments to the Medicare DME Competitive Acquisition Program (“competitive bidding”). PPACA expands the DME competitive bidding program from 79 markets under prior law to 100 markets. The additional competitive bidding areas will include the next 21 largest metropolitan statistical areas beyond the 79 markets previously identified under the program. PPACA also adds a requirement to competitively bid all areas or use competitive bid information to set prices in all areas by 2016, effectively expanding the program to all geographic markets.

(3)	Makes important changes to key fraud and abuse statutes and increases funding for fraud and abuse enforcement. PPACA increases funding for program integrity initiatives, improves screening of providers and suppliers before and after granting Medicare billing privileges and establishes new and enhanced penalties and procedures to deter fraud and abuse. PPACA also specifically adds a requirement that physician orders for covered items of DME must be written by a physician and must document that a physician, a physician assistant, a nurse practitioner, or a clinical nurse specialist has had a face-to-face encounter (including through the use of telehealth) with the individual involved during the six-month period preceding such written order, or other reasonable timeframe as determined by the Secretary of Health and Human Services.

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

The MIPPA legislation imposed a 9.5% reduction in Medicare payment rates for certain specified product categories, including oxygen, effective January 1, 2009. In addition to the 9.5% reduction, the Centers for Medicare and Medicaid Services (“CMS”), as required by statute, subjected the monthly payment amount for stationary oxygen equipment to additional cuts of 2.3%, thereby reducing the monthly payment rate from $199.28 in 2008 to $175.79 in 2009. The monthly payment amount was reduced by 1.5% in 2010, to $173.17. We estimate that this reduction negatively impacted our annual revenues in fiscal year 2010 by approximately $8.4 million when compared to the prior year period. The stationary oxygen payment rate for 2011 has been established by CMS at $173.31 per month, an increase of 0.1%, and is not material to the Company’s operating results in 2011.

The SCHIP Extension Act, which became law on December 29, 2007, required CMS to adjust the methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted average selling prices (“ASP”) based on actual sales volumes rather than average sales prices. CMS publishes payment rates for inhalation drugs each calendar quarter, representing the unit reimbursement rates in effect for inhalation drugs dispensed within that quarter. These payment rates may be subject to volatility as a result of the underlying ASP data used to determine the rates in effect each quarter. The quarterly ASP data published by CMS for inhalation drugs provided in 2010 resulted in reductions in the Medicare payment rates for inhalation drugs that negatively impacted the Company’s annual net revenues by approximately $5.0 million in fiscal year 2010. Based upon the ASP payment rates published by CMS for the fourth quarter of 2011, and assuming no changes in the volume or mix of drugs that we currently dispense, we estimate that our annual net revenues will be negatively impacted by approximately $15.0 million in 2011 when compared with 2010. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

Additionally, beginning in 2011, CMS is using 103% of Average Manufacturer Price (“AMP”) rather than 106% of ASP for a drug when ASP exceeds AMP by 5% for either two straight quarters or three of the past four quarters. The policy limits substitution of the price formula in a given quarter to only those drugs where ASP and AMP can be compared using the same set of national drug codes. We can not determine at this time which, if any, inhalation drugs might meet the criteria established for substitution in a particular future quarter, nor the impact on payment rates for such drugs in the event that the AMP formula is utilized.

On February 1, 2006, Congress passed the DRA legislation which changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment is made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009. We anticipate that the new oxygen payment rules will continue to negatively affect our net revenues on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in up to two or more years without rental income from these customers. During the first nine months of 2011, we estimate that our net revenues were reduced as a result of additional customers reaching the payment cap by approximately $16.0 million when compared to the prior year period.

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

CMS concluded the bidding process for the first round of MSAs in September 2007, however, in July 2008, Congress enacted the MIPPA legislation which retroactively delayed the implementation of competitive bidding and reduced Medicare prices nationwide by 9.5% beginning in 2009 for the product categories, including oxygen, that were initially included in competitive bidding.

In 2009, CMS reinstituted the bidding process in the nine largest MSA markets. Reimbursement rates from the re-bidding process were publicly released by CMS on June 30, 2010. CMS announced average savings of approximately 32% off the current payment rates in effect for the product categories included in competitive bidding. As of January 1, 2011, these payment rates were in effect in the nine markets only. Lincare was offered contracts to provide oxygen equipment in just two of the nine markets, Charlotte and Miami, and we accepted and signed those contracts. The Company’s annual Medicare revenues from the product categories in the nine markets affected by competitive bidding were approximately $48.0 million at the time the program commenced. During the second and third quarters of 2011, we completed acquisitions of companies that are contracted to provide home oxygen equipment in all nine competitive bidding markets and positive airway pressure devices in eight of nine markets.

CMS will undertake a second round of competitive bidding in up to 91 additional markets, with contracts expected to be effective some time in mid-2013. The Company estimates that its annual Medicare revenues from the product categories in the 91 additional markets to be included in the second round of competitive bidding are in excess of $250.0 million. This estimate may be revised by the Company due to continued expansion of its business in these markets. The PPACA legislation requires CMS to expand competitive bidding further to additional geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

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

In October 2008, CMS announced the establishment of new Zone Program Integrity Contractors (“ZPICs”), who are responsible for ensuring the integrity of all Medicare-related claims. The ZPICs assumed the responsibilities previously held by Medicare’s Program Safeguard Contractors (“PSCs”). Industry-wide, ZPIC audit activity increased substantially throughout 2010 and 2011 and that activity is expected to continue to increase for the foreseeable future as additional ZPICs become operational across the country. The industry trade associations are advocating for more standardized audit procedures, contractor transparency and consistency surrounding all government audit activity directed toward the DMEPOS industry.

In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, the Durable Medical Equipment Medicare Administrative Contractor (“DME MAC”) Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. Some DME MACs, CMS staff and government subcontractors have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain documentation from other healthcare providers. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation, leading to significant increases in individual supplier and industry-wide error rates. High error rates lead to further audit activity and regulatory burdens. If these or other burdensome positions are generally adopted by auditors, DME MACs, other contractors or CMS in administering the Medicare program, we would have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues and cash flows from Medicare may be reduced. We cannot currently predict the adverse impact, if any, these interpretations of the Medicare documentation requirements might have on our operations, cash flow and capital resources, but such impact could be material.

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

Operating Results

The following table sets forth, for the periods indicated, a summary of the Company’s net revenues by product category:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Respiratory and other chronic therapies	$423,886	$371,207	$1,212,928	$1,111,069
DME, infusion and enteral therapies	50,872	47,466	142,430	136,010

Total	$474,758	$418,673	$1,355,358	$1,247,079

Net revenues for the three months ended September 30, 2011, increased by $56.1 million (or 13.4%), compared with the three months ended September 30, 2010 and for the nine months ended September 30, 2011, increased by $108.3 million (or 8.7%) compared with the nine months ended September 30, 2010. The Company estimates that the 13.4% increase in net revenues in the three-month period of 2011 was comprised of approximately 15.7% internal and acquisition growth offset by approximately 2.3% negative impact from $9.7 million of Medicare payment changes (see “Medicare Reimbursement” above). The Company estimates that the 8.7% increase in net revenues in the nine-month period of 2011 was comprised of approximately 12.5% internal and acquisition growth offset by approximately 3.8% negative impact from $47.5 million of Medicare payment changes in 2011. The internal growth in net revenues is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions.

The contribution of respiratory and other chronic therapy products to our net revenues was 89.3% and 89.5%, respectively, during the three and nine months ended September 30, 2011 and during the three and nine months ended September 30, 2010 was 88.7% and 89.1%, respectively. Our strategy is to focus on the provision of oxygen, respiratory and other chronic therapy services to patients in the home and to provide home medical equipment, infusion and enteral nutrition products and services where we believe such services will enhance our core respiratory business.

Cost of goods and services, as a percentage of net revenues, was 31.9% and 30.8%, respectively, for the three and nine months ended September 30, 2011, compared with 27.5% and 27.2%, respectively, for the comparable prior year periods. Cost of goods and services for the three months ended September 30, 2011, increased $36.1 million, or 31.4%, when compared with the prior year period. Costs of goods and services for the nine months ended September 30, 2011, increased $78.1 million, or 23.0%, when compared with the prior year period. The increase in cost of goods and services in 2011 is primarily attributable to the Company’s acquisition of a specialty pharmacy business with gross margins that are lower than other products and services provided by the Company and higher sale volumes of CPAP supplies and inhalation drugs.

Cost of goods and services for the three and nine-month periods includes the cost of medical equipment (excluding depreciation of $26.0 million and $79.6 million in 2011 and $24.6 million and $78.3 million in 2010, respectively), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $13.8 million and $41.3 million for the three and nine-month periods of 2011, respectively, and approximately $13.4 million and $39.9 million for the three and nine-month periods of 2010, respectively. Included in cost of goods and services in the three and nine months ended September 30, 2011 are salary and related expenses of pharmacists and pharmacy technicians of $4.1 million and $11.3 million, respectively. Such salary and related expenses for the three and nine months ended September 30, 2010, were $3.3 million and $9.7 million, respectively.

Operating expenses, as a percentage of net revenues, were 23.6% and 23.3%, respectively, for the three and nine months ended September 30, 2011, compared with 24.0% and 23.9%, respectively, for the comparable prior year periods. Operating expenses for the three and nine months ended September 30, 2011, increased by $11.6 million, or 11.6%, and $17.5 million, or 5.9%, over the prior year periods. The Company has been successful in achieving productivity gains that have contributed to containment of the growth in wage expenses and in managing the growth of its employee health benefit costs. These positive developments were partially offset by increases in vehicle related expenses during the first nine months of 2011, most significantly fuel costs.

The Company manages 1,108 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

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

Operating Expenses (in thousands)	For The Three Months Ended September 30,		For The Nine Months Ended June 30,
	2011	2010	2011	2010
Salary and related	$71,479	$64,645	$204,255	$192,711
Facilities	15,981	15,917	44,412	46,781
Vehicles	14,360	11,938	40,780	35,446
General supplies/miscellaneous	10,272	7,964	26,741	23,726

Total	$112,092	$100,464	$316,188	$298,664

Included in operating expenses during the three and nine months ended September 30, 2011 are salary and related expenses for Service Reps in the amount of $29.7 million and $85.6 million, respectively. Such salary and related expenses for the three and nine months ended September 30, 2010 were $27.3 million and $81.2 million, respectively.

Selling, general and administrative (“SG&A”) expenses, as a percentage of net revenues, were 18.7% and 19.0%, respectively, for the three and nine months ended September 30, 2011, compared with 19.0% and 19.9% for the comparable prior year periods. SG&A expenses for the three months ended September 30, 2011 increased by $9.4 million, or 11.8% when compared to the prior year period. SG&A expenses for the nine months ended September 30, 2011, increased by $9.4 million, or 3.8% when compared to the prior year period.

SG&A expenses include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and nine months ended September 30, 2011 are salary and related expenses of $65.3 million and $190.4 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and nine months ended September 30, 2011, of $18.0 million and $52.5 million, respectively. Included in SG&A during the three and nine months ended September 30, 2010 are salary and related expenses of $63.4 million and $191.6 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and nine months ended September 30, 2010, of $17.1 million and $50.7 million, respectively. The Company’s respiratory therapists generally provide non-reimbursable clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s prescribed plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Bad debt expense as a percentage of net revenues was 2.0% for the three and nine months ended September 30, 2011, compared with 2.6% and 1.9%, respectively, for the three and nine months ended September 30, 2010. Bad debt expense for the three months ended September 30, 2011 decreased by $1.5 million and for the nine months ended September 30, 2011 increased $3.7 million, over the comparable prior year periods. Contributing to the increase in bad debt expense in 2011 is the increase in the aging of our accounts receivable, particularly with respect to amounts due from customers for insurance copayments and deductibles.

Included in depreciation and amortization expense in the three and nine months ended September 30, 2011 is depreciation of medical equipment of $26.0 million and $79.6 million, respectively, and depreciation of other property and equipment of $5.7 million and $10.7 million, respectively. Included in depreciation and amortization expense in the three and nine months ended September 30, 2010 is depreciation of medical equipment of $24.6 million and $78.3 million, respectively, and depreciation of other property and equipment of $4.2 million and $9.3 million, respectively.

Operating income for the three and nine months ended September 30, 2011, was $80.4 million (16.9% of net revenues) and $245.1 million (18.1% of net revenues), respectively, compared with $83.7 million (20.0% of net revenues) and $249.7 million (20.0% of net revenues), respectively, for the comparable prior year periods. The decrease in operating income in 2011 is attributed primarily to the impact on net revenues in the three and nine months ended September 30, 2011, of $9.7 million and $47.5 million of Medicare payment changes during the respective periods. These payment changes include reductions in average payment rates for respiratory medications, the impact of new Medicare payment rates in the nine markets affected by the competitive bidding program and the ongoing effect of Medicare oxygen customers reaching the 36-month rental payment cap.

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

Net cash provided by operating activities decreased by 16.2% to $217.2 million for the nine months ended September 30, 2011, compared with $259.2 million for the nine months ended September 30, 2010. Net cash used in investing and financing activities was $344.6 million for the nine months ended September 30, 2011. Investing and financing activities during the nine-month period ended September 30, 2011 included our net investment in property and equipment of $95.7 million, $40.0 million of short-term investments, $57.1 million of dividends paid, $95.6 million of business acquisition expenditures, $200.0 million of repurchases of our common stock, net proceeds of $80.0 million from our revolving credit facility, proceeds of $60.0 million from the sale of investments, and proceeds of $14.1 million from the exercise of stock options and issuance of common shares.

As of September 30, 2011, our principal sources of liquidity consisted of approximately $36.8 million of cash and cash equivalents, $20.0 million of short-term investments and $336.2 million available under our revolving credit agreement. The revolving credit agreement, dated September 15, 2011, makes available to us up to $450.0 million over a five-year period, subject to certain terms and conditions set forth in the agreement. As of September 30, 2011, there were $80.0 million of borrowings outstanding and $33.8 million of standby letters of credit issued under the credit facility.

On October 3, 2011, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.20 per share which was paid on October 31, 2011, to stockholders of record as of October 17, 2011. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors.

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

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. During the nine months ended September 30, 2011, the Company repurchased and retired 8,023,497 shares for $200.0 million pursuant to the repurchase plan. As of September 30, 2011, $291.9 million of the Company’s common stock was eligible for repurchase in accordance with the plan’s formula.

On October 31, 2007, we completed the sale of $275.0 million principal amount of convertible senior debentures, due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and are convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of our common stock or in a combination of cash and shares of common stock, at our option. The base conversion rate for the Debentures as of September 30, 2011 is 30.11 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to a base conversion price of approximately $33.21 per share. In addition, if at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders of the Series Debentures will receive an additional number of shares of common stock per $1,000 principal amount as determined pursuant to a specified formula. We have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require us to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

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

Accounts receivable balance concentrations by major payor category as of September 30, 2011 and December 31, 2010 were as follows:

Percentage of Accounts Receivable Outstanding:	September 30, 2011	December 31, 2010
Medicare	38.0%	34.1%
Medicaid/Other Government	13.9%	14.2%
Private Insurance	36.4%	38.2%
Customer Pay	11.7%	13.5%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of September 30, 2011 and December 31, 2010 were as follows:

Percentage of Accounts Aged in Days:	September 30, 2011
	0-60	61-120	Over 120
Medicare	68.4%	12.4%	19.2%
Medicaid/Other Government	55.8%	17.1%	27.1%
Private Insurance	57.5%	14.3%	28.2%
Customer Pay	30.3%	16.7%	53.0%
All Payors	58.2%	14.3%	27.5%

Percentage of Accounts Aged in Days:	December 31, 2010
	0-60	61-120	Over 120
Medicare	77.5%	11.5%	11.0%
Medicaid/Other Government	59.8%	17.0%	23.2%
Private Insurance	61.8%	14.3%	23.9%
Customer Pay	33.7%	19.7%	46.6%
All Payors	63.1%	14.5%	22.4%

We operate 35 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of September 30, 2011, there were 1,390 full-time employees in the RBCOs. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within our proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that we can access to determine the status of individual claims. We have benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 79.5% of all payments received.

Our accounts receivable days sales outstanding (“DSO”) increased to 45 days at September 30, 2011 compared with 41 days at September 30, 2010 and our bad debt expense, as a percentage of net revenues, increased to 2.0% during 2011 compared with 1.9% during the prior year nine-month period. Contributing to the increase in our accounts receivable is a significant increase in the number of claims subject to prepayment audits, primarily by the DME MACs. These audits are substantially delaying the collection of our Medicare accounts receivable as well as related secondary amounts due under supplemental insurance plans. Also contributing to the increase in accounts receivable and bad debt expense are copayments and deductibles due from customers who are finding it difficult to pay their out-of-pocket charges due to loss of insurance coverage or reductions in their investment or employment income.

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

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Testing Goodwill for Impairment,” which allows an initial assessment of qualitative factors to determine whether it is more likely than not (i.e., there is more than a 50% likelihood) that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is necessary to perform the first step of the two-step goodwill impairment test. Accordingly, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. The amendments do not affect the manner in which the first and second steps of the impairment test are performed. The guidance, which should be applied prospectively, is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We will adopt the new guidance effective January 1, 2012. The Company does not expect the adoption of this guidance to have an impact on its financial condition, results of operations or cash flows.

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

DRA changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment is made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009. We anticipate that the new oxygen payment rules will continue to negatively affect our net revenues on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in up to two or more years without rental income from these customers. During the first nine months of 2011, we estimate that our net revenues were reduced as a result of additional customers reaching the payment cap by approximately $16.0 million when compared to the prior year period.

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

On July 15, 2008, Congress enacted the MIPPA legislation which reduced Medicare payment rates nationwide for certain DME items, including oxygen equipment, by 9.5% beginning in 2009. In addition to the 9.5% reduction, CMS subjected the monthly payment amount for stationary oxygen equipment to additional cuts of 2.3% in 2009, thereby reducing the monthly payment rate from $199.28 in 2008 to $175.79 in 2009. The monthly payment amount was reduced by 1.5% in 2010, to $173.17. We estimate that this reduction negatively impacted our annual revenues in fiscal year 2010 by approximately $8.4 million when compared to the prior year period. The stationary oxygen payment rate for 2011 has been established by CMS at $173.31 per month, an increase of 0.1%, and is not material to the Company’s operating results in 2011.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED RESPIRATORY MEDICATIONS, AND RECENT LEGISLATION AND MEDICARE POLICY REVISIONS IMPOSED SIGNIFICANT REDUCTIONS IN MEDICARE REIMBURSEMENT FOR SUCH INHALATION DRUGS.

Recently enacted legislation negatively affected Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008 (See “MEDICARE REIMBURSEMENT”). The SCHIP Extension Act required CMS to adjust the average sales price (“ASP”) calculation methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted ASPs based on actual sales volume rather than average sales price. CMS publishes payment rates for inhalation drugs each calendar quarter, representing the unit reimbursement rates in effect for inhalation drugs dispensed within that quarter. These payment rates may be subject to volatility as a result of the underlying ASP data used to determine the rates in effect each quarter. The quarterly ASP data published by CMS for inhalation drugs provided in 2010 resulted in reductions in the Medicare payment rates for inhalation drugs that negatively impacted the Company’s annual net revenues by approximately $5.0 million in fiscal year 2010. Based upon the ASP payment rates published by CMS for the fourth quarter of 2011 and assuming no changes in the volume or mix of drugs that we currently dispense, we estimate that our annual net revenues will be negatively impacted by approximately $15.0 million in 2011 when compared with 2010. We can not determine whether quarterly updates in ASP pricing data will continue to result in ongoing reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

Additionally, beginning in 2011, CMS is using 103% of Average Manufacturer Price (“AMP”) rather than 106% of ASP for a drug when ASP exceeds AMP by 5% for either two straight quarters or three of the past four quarters. The policy limits substitution of the price formula in a given quarter to only those drugs where ASP and AMP can be compared using the same set of national drug codes. We can not determine at this time which, if any, inhalation drugs might meet the criteria established for substitution in a particular future quarter, nor the impact on payment rates for such drugs in the event that the AMP formula is utilized.

FEDERAL REGULATORY CHANGES SUBJECT THE MEDICARE REIMBURSEMENT RATES FOR OUR EQUIPMENT AND SERVICES TO ADDITIONAL REDUCTIONS AND TO POTENTIAL DISCRETIONARY ADJUSTMENT BY CMS, WHICH COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

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

FUTURE IMPLEMENTATION OF A COMPETITIVE BIDDING PROCESS UNDER MEDICARE COULD REDUCE OUR REVENUES, NET INCOME AND CASH FLOWS.

CMS is required by law to establish and implement programs under which competitive acquisition areas will be established throughout the United States for purposes of awarding contracts for the furnishing of competitively priced items of DME, including oxygen equipment (See “MEDICARE REIMBURSEMENT”). The program was initially intended to be implemented in phases such that competition under the program would occur in nine of the largest MSAs in the first year, and an additional 70 of the largest MSAs in a second, subsequent round of bidding. The PPACA legislation expands the DME competitive bidding program from 79 markets under prior law to 100 markets. The additional competitive bidding areas will include the next 21 largest metropolitan statistical areas beyond the 79 markets previously identified under the program. PPACA also adds a requirement to competitively bid all areas or use competitive bid information to set prices in all areas by 2016, effectively expanding the program to all geographic markets.

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

CMS concluded the bidding process for the first round of MSAs in September 2007, however, in July 2008, Congress enacted the MIPPA legislation which retroactively delayed the implementation of competitive bidding and reduced Medicare prices nationwide by 9.5% beginning in 2009 for the product categories, including oxygen, that were initially included in competitive bidding.

In 2009, CMS reinstituted the bidding process in the nine largest MSA markets. Reimbursement rates from the re-bidding process were publicly released by CMS on June 30, 2010. CMS announced average savings of approximately 32% off the current payment rates in effect for the product categories included in competitive bidding. As of January 1, 2011, these payment rates were in effect in the nine markets only. We were offered contracts to provide oxygen equipment in just two of the nine markets, Charlotte and Miami, and we accepted and signed those contracts. The Company’s annual Medicare revenues from the product categories in the nine markets affected by competitive bidding were approximately $48.0 million at the time the program commenced. During the second and third quarters of 2011, we completed acquisitions of companies that are contracted to provide home oxygen equipment in all nine competitive bidding markets and positive airway pressure devices in eight of nine markets.

CMS will undertake a second round of competitive bidding in up to 91 additional markets, with contracts expected to be effective some time in mid-2013. The Company estimates that its annual Medicare revenues from the product categories in the 91 additional markets to be included in the second round of competitive bidding are in excess of $250.0 million. This estimate may be revised by the Company due to continued expansion of its business in these markets. The PPACA legislation requires CMS to expand competitive bidding further to additional geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

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

FUTURE REDUCTIONS IN REIMBURSEMENT RATES FROM PRIVATE PAYORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Payors such as private insurance companies and employers are under pressure to increase profitability and reduce costs. In response, certain payors are limiting coverage or reducing reimbursement rates for the equipment and services we provide. Approximately 28% of our customers and approximately 32% of our primary and secondary payments are derived from private payors. Continued financial pressures on these entities could lead to further reimbursement reductions for our equipment and services that could have a material adverse effect on our financial condition and operating results.

WE DEPEND UPON REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR A SIGNIFICANT MAJORITY OF OUR REVENUES, AND IF WE FAIL TO MANAGE THE COMPLEX AND LENGTHY REIMBURSEMENT PROCESS, OUR BUSINESS AND OPERATING RESULTS COULD SUFFER.

We derive a significant majority of our revenues from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-insurance provisions. Approximately 49% of our revenues are derived from Medicare, 32% from private insurance carriers, 12% from Medicaid and the balance directly from individual customers and commercial entities.

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

WE ARE SUBJECT TO EXTENSIVE FEDERAL AND STATE REGULATION, AND IF WE FAIL TO COMPLY WITH APPLICABLE REGULATIONS, WE COULD SUFFER SEVERE CRIMINAL OR CIVIL SANCTIONS OR BE REQUIRED TO MAKE SIGNIFICANT CHANGES TO OUR OPERATIONS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

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

We are subject to many stringent and frequently changing laws and regulations, and interpretations thereof, at both the federal and state levels, requiring compliance with burdensome and complex billing and record-keeping requirements in order to substantiate our claims for payment under federal, state and commercial health care reimbursement programs. On an ongoing basis, we have implemented policies and procedures designed to meet the various documentation requirements of government payors as they have been interpreted and applied. Examples of such documentation requirements are contained in the Durable Medical Equipment Medicare Administrative Contractor (“DME MAC”) Supplier Manuals which provide that clinical information from the “patient’s medical record” is required to justify the medical necessity for the provision of DME. Auditors working on behalf of the DME MACs have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, health care facility, or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. Other government auditors have recently taken the same or a similar position. It may be difficult, and sometimes impossible, for us to obtain such documentation from other health care providers. If these or other burdensome positions continue to be adopted by auditors, DME MACs, other contractors or CMS in administering the Medicare program, we have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare would likely be substantially reduced. We have also experienced a significant increase in pre-payment audits of our claims by the DME MACs, which has caused substantial delays in the collection of our Medicare accounts receivable as well as related amounts due under supplemental insurance plans. We cannot currently predict the adverse impact, if any, that these new, more burdensome interpretations of the Medicare documentation requirements might have on our financial position or operating results, but such impact could be material.

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

EXPANDED GOVERNMENT AUDITING AND OVERSIGHT OF MEDICARE AND MEDICAID SUPPLIERS AND MORE STRINGENT INTERPRETATIONS BY THOSE AUDITORS OF REGULATIONS AND RULES CONCERNING BILLING FOR OUR PRODUCTS AND SERVICES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

Current law provides for a significant expansion of the government’s auditing and oversight of suppliers who care for patients covered by various government health care programs. Examples of this expansion include audit programs being implemented by the DME MAC contractors, the Zone Program Integrity Contractors (“ZPICs”), the Recovery Audit Contractors (“RACs”) and the Comprehensive Error Rate Testing contractors (“CERTs”) operating under the direction of CMS. We work cooperatively with these auditors and have long maintained a process for centrally tracking and managing our responses to their audit requests. However, unlike other government programs that are subject to a formal rulemaking process, there are only limited publicly-available guidelines and methodologies for determining errors or for providing clear and timely communications to DMEPOS suppliers in connection with these new types of audits. As a result, there is significant lack of clarity regarding the authority of the auditors, their expectations for document production requested during audits and the methodologies for issuing claim denials, determining billing errors and calculating billing error rates.

Along with other health care providers and suppliers, we have recently been subject to a significant increase in the number of pre-payment audits conducted under these new programs. Many of these audits have resulted in claim denial rates at our audited locations that are significantly higher than we, and others in the industry, have experienced in the past. In some cases, these high claim denial rates appear to be based on the auditors’ incomplete or erroneous review of our submitted documentation or unclear scoring methodologies used by the auditors. In other instances, high claim denial rates have resulted from the auditors’ use of more stringent interpretations of the types of medical necessity documentation required for CMS to pay for the services we provide. We are appealing the results of these recent audits and making changes to our operating policies and procedures, but cannot predict the ultimate impact that the government’s expanded and more stringent auditing may have on our business, financial conditions or results of operations.

We have been informed by these auditors that other health care providers and all suppliers of certain DMEPOS product categories are expected to experience further increased scrutiny from these audit programs. When a government auditor ascribes a high billing error rate to one or more of our locations, it generally results in protracted pre-payment claims review, payment delays, refunds and other payments to the government and/or our need to request more documentation from referral sources than has historically been required. It may also result in additional audit activity in other company locations in that state or DME MAC jurisdiction. We can not currently predict the adverse impact that these new audits, methodologies and interpretations might have on our operations, cash flow and capital resources, but such adverse impact could be material.

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

Our revolving credit facility is subject to changing LIBOR-based interest rates. At September 30, 2011, we had $80.0 million of outstanding borrowings under the credit facility.

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

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, the Company repurchased approximately 6.3 million shares of its common stock in the open market.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program

July 1, 2011 to July 31, 2011	1,907,500	$26.17	1,907,500	$325,103,000
August 1, 2011 to August 31, 2011	4,415,097	22.66	4,415,097	$234,836,000
September 1, 2011 to September 30, 2011	0	0.00	0	$291,946,000

Total	6,322,597	$23.72	6,322,597

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. As of September 30, 2011, $291.9 million of common stock was eligible for repurchase in accordance with the plan’s formula.

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

LINCARE HOLDINGS INC.
Registrant

/S/ PAUL G. GABOS
Paul G. Gabos
Secretary, Chief Financial Officer and Principal Accounting Officer

November 3, 2011

INDEX OF EXHIBITS

Exhibit Number	Exhibit

3.10 (A)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.11 (A)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.20 (B)	Amended and Restated By-Laws of Lincare Holdings Inc.

4.10 (C)	Lincare Holdings Inc. Indenture dated as of June 11, 2003

4.20 (C)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003

4.30 (D)	Lincare Holdings Inc. Series A Indenture dated as of October 31, 2007

4.40 (D)	Lincare Holdings Inc. Series B Indenture dated as of October 31, 2007

4.50 (D)	Lincare Holdings Inc. Registration Rights Agreement dated as of October 31, 2007

4.70 (E)	Credit Agreement with Bank of America, N.A. as Agent and Credit Agricole Corporate and Investment Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents and U.S. Bank National Association, and RBS Citizens, National Association, as Co-Documentation Agents.

31.1	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

A	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.
B	Incorporated by reference to the Registrant’s Form 8-K dated December 21, 2010.
C	Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.
D	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2007.
E	Incorporated by reference to the Registrant’s Form 8-K dated September 19, 2011.
*	Furnished herewith

S-1