Form 10-K
period 2011-12-31
LINCARE HOLDINGS INC
filed 2012-02-23
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant, based on a $29.27 closing sale price of the common stock on June 30, 2011, as reported on the NASDAQ Global Market, was approximately $2,693,264,122.

As of January 31, 2012, there were 87,011,746 outstanding shares of the registrant’s common stock, par value $.01, which is the only class of capital stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders of Lincare Holdings Inc., which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-K

For The Year Ended December 31, 2011

PART I

Item 1.    Business

General

Lincare Holdings Inc., together with its subsidiaries (“Lincare,” the “Company,” “we” or “our”), is one of the nation’s largest providers of oxygen, respiratory and other chronic therapy services to patients in the home. Our customers typically suffer from chronic obstructive pulmonary disease (“COPD”), such as emphysema, chronic bronchitis or asthma, and require supplemental oxygen, respiratory and other chronic therapy services in order to alleviate the symptoms and discomfort of respiratory dysfunction. Lincare currently serves more than 800,000 customers in 48 U.S. states and Canada through 1,108 operating centers. Lincare Holdings Inc. was incorporated in Delaware in 1990. Our principal executive offices are located at 19387 US 19 North, Clearwater, Florida 33764, and our telephone number is (727)530-7700.

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

Business Strategy

Our strategy is to increase our market share through internal growth and strategic business acquisitions. We achieve internal growth in existing geographic markets through the addition of new customers and referral sources to our network of local operating centers. In addition, we expand into new geographic markets on a selective basis, either through acquisitions or by opening new operating centers, when we believe such expansion will enhance our business. In 2011, Lincare acquired the business of fifteen local and regional companies with operations in multiple U.S. states and Canada.

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

We will continue our focus on providing oxygen, respiratory and other chronic therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our primary business. In 2011, oxygen, respiratory and other chronic therapy services accounted for approximately 90% of Lincare’s net revenues.

Products and Services

Lincare primarily provides oxygen, respiratory and other chronic therapy services to patients in the home. We also provide a variety of durable medical equipment (“DME”) and home infusion therapies in certain geographic markets. When a physician, hospital discharge planner, or other source refers a patient to one of our operating centers, our customer representative obtains the necessary medical and insurance coverage information and assignment of benefits to us, and coordinates the delivery of patient care. The prescribed therapy is delivered by one of our service representatives or clinicians at the customer’s home, where instruction and training are provided to the customer and the customer’s family regarding appropriate equipment use and maintenance and compliance with the prescribed therapy. Following the initial setup, our service representatives and/or clinicians make periodic visits to the customer’s home, the frequency of which is dictated by the type of therapy prescribed and physician orders. All services and equipment provided by Lincare are coordinated with the prescribing physician. During the period that we provide services and equipment for a customer, the customer remains under the physician’s care and medical supervision. We employ respiratory therapists, nurses and other qualified clinicians to perform certain training and other functions in connection with our services. Clinicians are licensed where required by applicable law.

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

Other Respiratory and Chronic Therapies.    Other respiratory and chronic therapy services offered by Lincare include the following:

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

•

Specialty pharmaceuticals are dispensed and delivered by mail, directly to patients and physicians on a national basis. The growing number of specialty areas serviced by Lincare includes respiratory syncytial virus (“RSV”), asthma, rheumatoid arthritis, multiple sclerosis, oncology, chronic hepatitis, cystic fibrosis and hematology.

•

Home anti-coagulation monitoring services help individuals on anti-coagulant therapy benefit from the freedom of home testing while remaining connected with their physicians as they work together to achieve better health outcomes.

•

Pulmonary rehabilitation is a multi-dimensional outpatient program directed to the clinical management and health maintenance of those patients with chronic respiratory disease who remain symptomatic or continue to have decreased function despite standard medical treatment.

Home Infusion Therapy.    In certain geographic markets, Lincare provides a variety of home infusion therapies, including parenteral nutrition, intravenous antibiotic therapy, enteral nutrition, chemotherapy, dobutamine infusions, immunoglobulin (“IVIG”) therapy, continuous pain management and central catheter management.

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

MIS Systems.    We believe that our proprietary management information systems are one of our key competitive advantages. The systems provide management with critical information on a timely basis to measure and evaluate performance levels company-wide. Management reviews monthly reports, including revenues and expenses by individual center, accounts receivable and cash collection performance, equipment controls and utilization, customer activity and manpower trends. We have an in-house staff of computer programmers, which enables us to continually enhance our computer systems in order to provide timely financial and operational information and to respond promptly to changes in reimbursement regulations and policies.

Our billing system has both manual and computerized functions and processes that are designed to maintain the integrity of revenue and accounts receivable. Third-party payors, such as Medicare, that can accommodate electronic claims submission are billed electronically on a daily basis from our central computer system. Paper claims and invoices are generated and billed to various state Medicaid agencies, commercial payors and individual customers when electronic billing is unavailable. Electronic billing expedites the billing process and generally allows us to receive payment more quickly. The medical billing process requires the collection of various paper documents from customers and referral sources. Information, such as customer demographics, insurance coverage and verification, prescriptions from physicians, delivery receipts, billing authorizations and assignments of benefits to Lincare, is gathered at the local operating centers and forwarded to our regional billing offices for review and manual input into our billing system. Item codes within the system representing specific products supplied to customers are matched against the Healthcare Common Procedure Coding System (“HCPCS”) for verification and accuracy of billing codes. Price tables within the system containing expected allowable payment amounts are maintained and updated by us based on published Medicare and Medicaid fee schedules and bulletins, as well as contracts and supplier notifications from private insurance companies.

Accounts Receivable Management.    We derive a substantial majority of our revenue from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-payment provisions. The following table sets forth, for the periods indicated, the percentage of our revenues derived from different types of payors.

	Year Ended December 31,
Payors	2011	2010	2009
Medicare and Medicaid programs	61%	60%	60%
Private insurance	32	33	33
Direct payment	7	7	7

	100%	100%	100%

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

It is our policy to verify insurance benefits with the responsible third-party payor before or within 48 hours of delivery of products to customers. Medicare beneficiaries provide our service representatives with a Medicare identification card containing the beneficiary’s Health Identification Control Number (“HICN”) at the time of customer setup and delivery. The existence of an HICN indicates the beneficiary’s eligibility to receive benefits under the Medicare program for covered services. Medicare benefits are then verified with the applicable Medicare intermediaries.

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

Sales activities are generally carried out by our full-time sales representatives located at our local operating centers with assistance from our center managers. In addition to communicating the high quality of our equipment and services, our sales representatives are trained to provide information concerning the benefits of home respiratory care. Sales representatives may be licensed respiratory therapists who are highly knowledgeable in the provision of supplemental oxygen, respiratory and other chronic therapies.

Lincare primarily acquires new customers through referrals. Our principal sources of referrals are physicians, hospital discharge planners, prepaid health plans and clinical case managers. Our sales representatives maintain continual contact with these medical professionals.

Lincare’s referral sources recognize our reputation for providing high-quality equipment and service and have historically provided a steady flow of customers. While we view our referral sources as fundamental to our business, no single referral source accounts for more than one percent of our revenues. Lincare has more than 800,000 active customers, and the loss of any single referral source, customer or group of customers would not materially impact our business.

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

Acquisitions

We acquired the business of fifteen companies in 2011 with operations in multiple U.S. states and Canada and six companies in 2010. The aggregate acquisition date fair values for these acquisitions were $154.1 million and $19.0 million in 2011 and 2010, respectively.

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

Suppliers

We purchase oxygen and other medical equipment from a variety of suppliers. We are not dependent upon any single supplier and believe that our product needs can be met by an adequate number of qualified manufacturers.

Competition

The home respiratory market is a fragmented and highly competitive industry that is served by Lincare, other national providers and, by our estimate, over 2,000 regional and local providers.

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

Medicare Reimbursement

As a provider of home oxygen, respiratory and other chronic therapy services to the home health care market, we participate in Medicare Part B, the Supplementary Medical Insurance Program, which was established by the Social Security Act of 1965. Providers of home oxygen and other respiratory therapy services have historically been heavily dependent on Medicare reimbursement due to the high proportion of elderly persons suffering from respiratory disease. Durable medical equipment (“DME”), including oxygen equipment, is traditionally reimbursed by Medicare based on fixed fee schedules.

Recent legislation, including the Patient Protection and Affordable Care Act (“PPACA”), the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. PPACA, as amended, is a comprehensive health care reform law that contains a large number of health-related provisions to take effect over the next several years, including various cost containment and program integrity changes that will apply to the home medical equipment industry. MIPPA delayed the implementation of a Medicare competitive bidding program for oxygen equipment and certain other DME items that was scheduled to begin on July 1, 2008 and instituted a 9.5% price reduction nationwide for these items as of January 1, 2009. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. DRA provisions negatively impacted reimbursement for oxygen equipment beginning in 2009 through the implementation of a capped rental arrangement. MMA changed the pricing formulas used to establish payment rates for inhalation drug therapies resulting in significantly reduced reimbursement beginning in 2005, established a competitive acquisition program for DME, established a Recovery Audit Contractors (“RAC”) program, which implemented a new method for recovery of Medicare overpayments by utilizing private companies operating on a contingent fee basis to identify and recoup Medicare overpayments, and implemented quality standards and accreditation requirements for DME suppliers. These legislative provisions, as currently in effect and when fully implemented, have had and will continue to have a material adverse effect on our business, financial condition, operating results and cash flows.

PPACA was signed into law on March 23, 2010. Together with the Health Care and Education Reconciliation Act of 2010 (signed into law on March 30, 2010) which amended the statute, PPACA is a comprehensive health care law that is intended to expand access to health insurance, reform the health insurance market to provide additional consumer protections, and improve the health care delivery system to reduce costs and produce better outcomes through a combination of cost controls, subsidies and mandates. Among other things, PPACA:

(1)	Introduces a productivity adjustment factor that will be applied to Medicare price updates (covered item updates) for 2011 and each subsequent year. Specifically, Medicare payment amounts would be updated each year by the percentage increase in the consumer price index for all urban consumers (CPI-U) for the 12-month period ending with June of the previous year, reduced by a productivity adjustment (as projected by the Secretary of Health and Human Services). The application of the productivity adjustment may result in the covered item update being negative for a year, and may result in payment rates being less than such payment rates for the preceding year. The covered item update for Medicare items subject to the update and furnished in 2011, net of the productivity adjustment, was negative 0.1%. The net covered item update for 2012 has been established at positive 2.4%.

(2)	Makes adjustments to the Medicare DME Competitive Acquisition Program (“competitive bidding”). PPACA expands the DME competitive bidding program from 79 markets under prior law to 100 markets. PPACA also adds a requirement to competitively bid all areas or use competitive bid information to set prices in all areas by 2016, effectively expanding the program to all geographic markets.

(3)	Makes important changes to key fraud and abuse statutes and increases funding for fraud and abuse enforcement. PPACA increases funding for program integrity initiatives, improves screening of providers and suppliers before and after granting Medicare billing privileges and establishes new and enhanced penalties and procedures to deter fraud and abuse. PPACA also specifically adds a requirement that physician orders for covered items of DME must be written by a physician and must document that a physician, a physician assistant, a nurse practitioner, or a clinical nurse specialist has had a face-to-face encounter (including through the use of telehealth) with the individual involved during the six-month period preceding such written order, or other reasonable timeframe as determined by the Secretary of Health and Human Services.

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

The MIPPA legislation imposed a 9.5% reduction in Medicare payment rates for certain specified product categories, including oxygen, effective January 1, 2009. In addition to the 9.5% reduction, the Centers for Medicare and Medicaid Services (“CMS”), as required by statute, subjected the monthly payment amount for stationary oxygen equipment to additional cuts of 2.3%, thereby reducing the monthly payment rate from $199.28 in 2008 to $175.79 in 2009. The monthly payment amount was reduced by 1.5% in 2010, to $173.17. We estimate that this reduction negatively impacted our revenues in 2010 by approximately $8.4 million when compared to the prior year period. The stationary oxygen payment rate for 2011 was increased to $173.31 per month, an increase of 0.1%, and was not material to the Company’s operating results in 2011. The stationary oxygen payment rate for 2012 has been established by CMS at $176.06 per month, an increase of 1.6%. We estimate that this increase will favorably impact our revenues in 2012 by approximately $10.0 million.

The SCHIP Extension Act, which became law on December 29, 2007, required CMS to adjust the methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted average selling prices (“ASP”) based on actual sales volumes rather than average sales prices. CMS publishes payment rates for inhalation drugs each calendar quarter, representing the unit reimbursement rates in effect for inhalation drugs dispensed within that quarter. These payment rates may be subject to volatility as a result of the underlying ASP data used to determine the rates in effect each quarter. The quarterly ASP data published by CMS for inhalation drugs provided in 2010 and 2011 resulted in reductions in the Medicare payment rates for inhalation drugs that negatively impacted the Company’s annual net revenues by approximately $5.0 million and $14.8 million, respectively. Based upon the ASP payment rates published by CMS for the first quarter of 2012, and assuming no changes in the volume or mix of drugs that we currently dispense, we estimate that our annual net revenues will be favorably impacted by approximately $7.0 million in 2012 when compared with 2011. We can not determine whether quarterly updates in ASP pricing data will result in future reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

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

On February 1, 2006, Congress passed the DRA legislation which changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment may be made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009. We anticipate that these oxygen payment rules will continue to negatively affect our net revenues on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in up to two or more years without rental income from these customers. During 2011, we estimate that our sequential net revenues were reduced as a result of additional customers reaching the payment cap by approximately $20.2 million when compared to the prior year period.

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

In 2009, CMS reinstituted the bidding process in the nine largest MSA markets. Reimbursement rates from the re-bidding process were publicly released by CMS on June 30, 2010. CMS announced average savings of approximately 32% off the current payment rates in effect for the product categories included in competitive bidding. As of January 1, 2011, these payment rates were in effect in the nine markets only. Lincare was offered contracts to provide oxygen equipment in just two of the nine markets, Charlotte and Miami, and we accepted and signed those contracts. The Company’s annual Medicare revenues from the product categories in the nine markets affected by competitive bidding were approximately $48.0 million at the time the program commenced. During 2011, we completed acquisitions of companies that are contracted to provide home oxygen equipment and positive airway pressure devices in all nine competitive bidding markets.

CMS is currently undertaking a second round of competitive bidding in 91 additional markets, with contracts expected to be effective in July 2013. The Company’s Medicare revenues from the product categories in the 91 additional markets to be included in the second round of competitive bidding were approximately $267.0 million in 2011. The PPACA legislation requires CMS to expand competitive bidding further to additional geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

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

In October 2008, CMS announced the establishment of new Zone Program Integrity Contractors (“ZPICs”), who are responsible for ensuring the integrity of all Medicare-related claims. The ZPICs assumed the responsibilities previously held by Medicare’s Program Safeguard Contractors (“PSCs”). Industry-wide, ZPIC audit activity increased substantially throughout 2010 and 2011 and that activity is expected to continue to increase for the foreseeable future as additional ZPICs become operational across the country. The industry trade associations are advocating for more standardized audit procedures, contractor transparency and consistency surrounding all government audit activity directed toward the DME industry.

In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, the Durable Medical Equipment Medicare Administrative Contractor (“DME MAC”) Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. Some DME MACs, CMS staff and government subcontractors have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, health care facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain documentation from other health care providers. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation, leading to significant increases in individual supplier and industry-wide perceived error rates. High error rates lead to further audit activity and regulatory burdens. If these or other burdensome positions are generally adopted by auditors, DME MACs, other contractors or CMS in administering the Medicare program, we would have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues and cash flows from Medicare may be reduced. We can not currently predict the adverse impact these interpretations of the Medicare documentation requirements might have on our operations, cash flow and capital resources, but such impact could be material.

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

Employees

As of December 31, 2011, we had 10,841 employees. None of our employees are covered by collective bargaining agreements. We believe that the relations between our management and employees are good.

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

Available Information

We maintain an Internet website at http://www.lincare.com. Information contained therein is not incorporated by reference into this annual report, and information contained on the website should not be considered part of this annual report. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available on our website as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

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

As a provider of oxygen, respiratory and other chronic therapy services for the home health care market, we have historically depended heavily on Medicare reimbursement as a result of the high proportion of elderly persons suffering from respiratory disease. Medicare Part B, the Supplementary Medical Insurance Program, provides coverage to eligible beneficiaries for DME, such as oxygen equipment, respiratory assistance devices, continuous positive airway pressure devices, nebulizers and associated inhalation medications, hospital beds and wheelchairs for the home setting. Approximately 64% of our customers have primary coverage under Medicare Part B. There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical equipment and services. Medicare reimbursement is subject to statutory and regulatory changes, retroactive rate adjustments, administrative and executive orders and governmental funding restrictions, all of which could materially decrease payments to us for the services and equipment we provide.

Recent legislation, including the Patient Protection and Affordable Care Act (“PPACA”), the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the Medicare, Medicaid and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), the Deficit Reduction Act of 2005 (“DRA”) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), contain provisions that directly impact reimbursement for the primary respiratory and other DME products provided by Lincare. PPACA, as amended, is a comprehensive health care reform law that contains a large number of health-related provisions to take effect over the next several years, including various cost containment and program integrity changes that will apply to the home medical equipment industry. MIPPA delayed the implementation of a Medicare competitive bidding program for oxygen equipment and certain other DME items that was scheduled to begin on July 1, 2008 and instituted a 9.5% price reduction nationwide for these items as of January 1, 2009. The SCHIP Extension Act reduced Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008. DRA provisions negatively impacted reimbursement for oxygen equipment beginning in 2009 through the implementation of a capped rental arrangement. MMA changed the pricing formulas used to establish payment rates for inhalation drug therapies resulting in significantly reduced reimbursement beginning in 2005, established a competitive acquisition program for DME, established a Recovery Audit Contractors (“RAC”) program, which implemented a new method for recovery of Medicare overpayments by utilizing private companies operating on a contingent fee basis to identify and recoup Medicare overpayments, and implemented quality standards and accreditation requirements for DME suppliers. These legislative provisions, as currently in effect and when fully implemented, have had and will continue to have a material adverse effect on our business, financial condition, operating results and cash flows. See “MEDICARE REIMBURSEMENT” for a full discussion of the PPACA, MIPPA, SCHIP Extension Act, DRA and MMA provisions.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE AND RENTAL OF MEDICARE-COVERED OXYGEN AND DME ITEMS, AND RECENT LEGISLATIVE ACTS IMPOSE SUBSTANTIAL CHANGES IN THE MEDICARE PAYMENT METHODOLOGIES AND REDUCTIONS IN THE MEDICARE PAYMENT AMOUNTS FOR THESE ITEMS.

DRA changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment may be made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009. We anticipate that the new oxygen payment rules will continue to negatively affect our net revenues on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in up to two or more years without rental income from these customers. During 2011, we estimate that our sequential net revenues were reduced as a result of additional customers reaching the payment cap by approximately $20.2 million when compared to the prior year period.

On July 15, 2008, Congress enacted the MIPPA legislation which reduced Medicare payment rates nationwide for certain DME items, including oxygen equipment, by 9.5% beginning in 2009. In addition to the 9.5% reduction, CMS subjected the monthly payment amount for stationary oxygen equipment to additional cuts of 2.3% in 2009, thereby reducing the monthly payment rate from $199.28 in 2008 to $175.79 in 2009. The monthly payment amount was reduced by 1.5% in 2010, to $173.17. We estimate that this reduction negatively impacted our revenues in 2010 by approximately $8.4 million when compared to the prior year period. The stationary oxygen payment rate for 2011 was increased to $173.31 per month, an increase of 0.1%, and was not material to the Company’s operating results in 2011. The stationary oxygen payment rate for 2012 has been established by CMS at $176.06 per month, an increase of 1.6%. We estimate that this increase will favorably impact our revenues in 2012 by approximately $10.0 million.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED RESPIRATORY MEDICATIONS, AND RECENT LEGISLATION AND MEDICARE POLICY REVISIONS IMPOSED SIGNIFICANT REDUCTIONS IN MEDICARE REIMBURSEMENT FOR SUCH INHALATION DRUGS.

Recently enacted legislation negatively affected Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008 (See “MEDICARE REIMBURSEMENT”). The SCHIP Extension Act required CMS to adjust the average sales price (“ASP”) calculation methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted ASPs based on actual sales volume rather than average sales price. CMS publishes payment rates for inhalation drugs each calendar quarter, representing the unit reimbursement rates in effect for inhalation drugs dispensed within that quarter. These payment rates may be subject to volatility as a result of the underlying ASP data used to determine the rates in effect each quarter. The quarterly ASP data published by CMS for inhalation drugs provided in 2010 and 2011 resulted in reductions in the Medicare payment rates for inhalation drugs that negatively impacted the Company’s annual net revenues by approximately $5.0 million and $14.8 million, respectively. Based upon the ASP payment rates published by CMS for the first quarter of 2012, and assuming no changes in the volume or mix of drugs that we currently dispense, we estimate that our annual net revenues will be favorably impacted by approximately $7.0 million in 2012 when compared with 2011. We can not determine whether quarterly updates in ASP pricing data will result in future reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

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

In February 2006, a final rule governing CMS’ Inherent Reasonableness, or IR, authority became effective. The IR rule establishes a process for adjusting fee schedule amounts for Medicare Part B services when existing payment amounts are determined to be either grossly excessive or deficient. The rule describes the factors that CMS or its contractors will consider in making such determinations and the procedures that will be followed in establishing new payment amounts. To date, no payment adjustments have occurred or have been proposed as a result of the IR rule.

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

In 2009, CMS reinstituted the bidding process in the nine largest MSA markets. Reimbursement rates from the re-bidding process were publicly released by CMS on June 30, 2010. CMS announced average savings of approximately 32% off the current payment rates in effect for the product categories included in competitive bidding. As of January 1, 2011, these payment rates were in effect in the nine markets only. We were offered contracts to provide oxygen equipment in just two of the nine markets, Charlotte and Miami, and we accepted and signed those contracts. The Company’s annual Medicare revenues from the product categories in the nine markets affected by competitive bidding were approximately $48.0 million at the time the program commenced. During 2011, we completed acquisitions of companies that are contracted to provide home oxygen equipment and positive airway pressure devices in all nine competitive bidding markets.

CMS is currently undertaking a second round of competitive bidding in up to 91 additional markets, with contracts expected to be effective in July 2013. The Company’s Medicare revenues from the product categories in the 91 additional markets to be included in the second round of competitive bidding were approximately $267.0 million in 2011. The PPACA legislation requires CMS to expand competitive bidding further to additional geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

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

We derive a significant majority of our revenues from reimbursement by third-party payors. We accept assignment of insurance benefits from customers and, in most instances, invoice and collect payments directly from Medicare, Medicaid and private insurance carriers, as well as from customers under co-payment provisions. Approximately 49% of our revenues are derived from Medicare, 32% from private insurance carriers, 12% from Medicaid and the balance directly from individual customers and commercial entities.

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

We are subject to many comprehensive and frequently changing laws and regulations, and interpretations thereof, at both the federal and state levels, requiring compliance with burdensome and complex billing and record-keeping requirements in order to substantiate our claims for payment under federal, state and commercial health care reimbursement programs. On an ongoing basis, we have implemented policies and procedures designed to meet the various documentation requirements of government payors as they have been interpreted and applied. Examples of such documentation requirements are contained in the Durable Medical Equipment Medicare Administrative Contractor (“DME MAC”) Supplier Manuals which provide that clinical information from the “patient’s medical record” is required to justify the medical necessity for the provision of DME. Auditors working on behalf of the DME MACs have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, health care facility, or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. Other government auditors have recently taken the same or a similar position. It may be difficult, and sometimes impossible, for us to obtain such documentation from other health care providers. If these or other burdensome positions continue to be adopted by auditors, DME MACs, other contractors or CMS in administering the Medicare program, we have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare would likely be substantially reduced. We have also experienced a significant increase in pre-payment reviews of our claims by the DME MACs, which has caused substantial delays in the collection of our Medicare accounts receivable as well as related amounts due under supplemental insurance plans. We can not currently predict the adverse impact that these new, more burdensome interpretations of the Medicare documentation requirements might have on our financial position or operating results, but such impact could be material.

EXPANDED GOVERNMENT AUDITING AND OVERSIGHT OF MEDICARE AND MEDICAID SUPPLIERS AND MORE STRINGENT INTERPRETATIONS BY THOSE AUDITORS OF REGULATIONS AND RULES CONCERNING BILLING FOR OUR PRODUCTS AND SERVICES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

Current law provides for a significant expansion of the government’s auditing and oversight of suppliers who care for patients covered by various government health care programs. Examples of this expansion include audit programs being implemented by the DME MAC contractors, the Zone Program Integrity Contractors (“ZPICs”), the Recovery Audit Contractors (“RACs”) and the Comprehensive Error Rate Testing contractors (“CERTs”) operating under the direction of CMS. We work cooperatively with these auditors and have long maintained a process for centrally tracking and managing our responses to their audit requests. However, unlike other government programs that are subject to a formal rulemaking process, there are only limited publicly-available guidelines and methodologies for determining errors or for providing clear and timely communications to DME suppliers in connection with these new types of audits. As a result, there is significant lack of clarity regarding the authority of the auditors, their expectations for document production requested during audits and the methodologies for issuing claim denials, determining billing errors and calculating billing error rates.

Along with other health care providers and suppliers, we have recently been subject to a significant increase in the number of pre-payment audits conducted under these new programs. Many of these audits have resulted in claim denial rates at our audited locations that are significantly higher than we, and others in the industry, have experienced in the past. In some cases, these high claim denial rates appear to be based on the auditors’ incomplete or erroneous review of our submitted documentation or unclear scoring methodologies used by the auditors. In other instances, high claim denial rates have resulted from the auditors’ use of inconsistent interpretations of the types of medical necessity documentation required for CMS to pay for the services we provide. We are appealing the results of these recent audits and making changes to our operating policies and procedures. We can not predict the adverse impact that the government’s expanded auditing activities may have on our business, financial condition or results of operations, but such impact could be material.

We have been informed by these auditors that health care providers and suppliers of certain DME product categories are expected to experience further increased scrutiny from these audit programs. When a government auditor ascribes a high billing error rate to one or more of our locations, it generally results in protracted pre-payment claims review, payment delays, refunds and other payments to the government and/or our need to request more documentation from referral sources than has historically been required. It may also result in additional audit activity in other company locations in that state or DME MAC jurisdiction. We can not currently predict the adverse impact that these new audits, methodologies and interpretations might have on our operations, cash flow and capital resources, but such impact could be material.

COMPLIANCE WITH REGULATIONS UNDER THE FEDERAL HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 (“HIPAA”), THE HEALTH INFORMATION TECHNOLOGY FOR ECONOMIC AND CLINICAL HEALTH ACT (“HITECH ACT”) AND RELATED RULES, RELATING TO THE TRANSMISSION, SECURITY AND PRIVACY OF HEALTH INFORMATION COULD IMPOSE ADDITIONAL SIGNIFICANT COSTS ON OUR OPERATIONS.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Lincare owns its headquarters facility located in Clearwater, Florida and two of its 1,108 operating center locations. Lincare’s remaining operating center locations are leased from unrelated third parties. Each operating center is a combination warehouse and office, with warehouse space generally comprising about half of the facility. Warehouse space is used for storage of adequate supplies of equipment and accessories necessary to conduct our business. We also lease 39 separate billing office locations from unrelated third parties.

Item 3.    Legal Proceedings

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol LNCR. The following table sets forth the high and low sales prices as reported by NASDAQ for the periods indicated.

	High	Low
2011
First quarter	$30.21	$25.96
Second quarter	31.79	28.04
Third quarter	30.41	19.65
Fourth quarter	25.96	20.34

2010
First quarter	$30.26	$23.51
Second quarter	33.45	29.19
Third quarter	32.37	22.55
Fourth quarter	28.10	24.74

As of January 31, 2012, there were approximately 333 holders of record of the 87,011,746 outstanding shares of Lincare common stock. The closing price of Lincare common stock on January 31, 2012, was $25.69 per share, as reported on the NASDAQ Global Market.

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

	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2011
Lincare Holdings Inc.	100.0	88.3	67.6	93.2	102.5	99.8
NASDAQ Health Services Stocks	100.0	130.7	95.4	126.1	151.8	143.8
NASDAQ Stock Market (U.S.)	100.0	108.5	66.4	95.4	113.2	113.8

During the year ended December 31, 2011, the Company repurchased approximately 10.2 million shares of its common stock at a cost of approximately $250.0 million. The following table sets forth the purchases of our common stock during the fourth quarter of 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
October 1, 2011 to October 31, 2011	900,000	$23.57	900,000	$265,000,000
November 1, 2011 to November 30, 2011	1,228,100	23.44	1,228,100	$253,894,000
December 1, 2011 to December 31, 2011	0	00.00	0	$269,607,000

Total	2,128,100	$23.49	2,128,100

On February 14, 2006, our Board of Directors authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. As of December 31, 2011, $269.6 million of common stock was eligible for repurchase in accordance with the plan’s formula.

The following table sets forth information as of the end of fiscal year 2011 with respect to compensation plans under which equity securities are authorized for issuance.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	8,846,721	(1)	$23.87	2,034,906
Equity compensation plans not approved by security holders	None		N/A	None
Total	8,846,721	(1)	$23.87	2,034,906

(1)	Includes 6,303,732 shares that are reserved for issuance under various stock option plans and 2,542,989 shares that were issued under the Company’s Restricted Stock program.

Item 6.    Selected Financial Data

The selected consolidated financial data presented below the caption “Statements of Operations Data” for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, and the caption “Balance Sheet Data” as of December 31, 2011, 2010, 2009, 2008 and 2007 are derived from our consolidated financial statements audited by KPMG LLP, an independent registered public accounting firm.

The data set forth below are qualified by reference to, and should be read in conjunction with, the consolidated financial statements and accompanying notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Certain Risk Factors Relating to the Company’s Business included in this report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$1,847,520	$1,669,205	$1,550,477	$1,664,580	$1,595,990
Cost of goods and services	579,509	453,905	431,291	400,812	389,884
Operating expenses	427,958	399,393	389,759	395,706	365,016
Selling, general and administrative expenses	349,488	333,094	330,589	326,886	317,722
Bad debt expense	36,950	31,849	23,257	24,969	23,940
Depreciation and amortization expense	125,504	116,783	118,120	117,527	116,280

Operating income	328,111	334,181	257,461	398,680	383,148
Interest income	587	541	886	6,508	4,063
Interest expense	(38,305)	(36,229)	(34,960)	(39,644)	(29,056)

Income before income taxes	290,393	298,493	223,387	365,544	358,155
Income tax expense	113,082	116,919	87,291	138,278	133,666

Net income	$177,311	$181,574	$136,096	$227,266	$224,489

Earnings per common share:
Basic	$1.98	$1.91	$1.33	$2.07	$1.79

Diluted (1)	$1.93	$1.87	$1.32	$2.02	$1.71

Dividends declared per common share (3)	$0.80	$0.40	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding (2)	89,678	95,295	102,114	109,566	125,080

Weighted average number of common shares and common share equivalents outstanding (1) (2)	91,934	97,130	102,746	113,425	134,532

(1)	Figures in 2008 and 2007 reflect the application of the “if converted” method of accounting for our 3.0% convertible debentures, effective for reporting periods ending after December 15, 2004. The debentures were redeemed in full at par value in the amount of $275.0 million on June 15, 2008, pursuant to a notice of redemption.

(2)	On May 14, 2010, the Company’s Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend on the Company’s common stock. The additional shares were distributed to shareholders on June 15, 2010. All share and per share information has been adjusted retrospectively for all periods presented to reflect this stock split.

(3)	On June 21, 2010, the Company announced that its Board of Directors had approved the initiation of a quarterly cash dividend payable at an annual rate of $0.80 per share of common stock outstanding. The payment of future dividends is dependent on the Company’s future earnings and cash flow and is subject to the discretion of its Board of Directors.

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Total assets	$2,117,660	$2,047,831	$1,877,194	$1,938,809	$1,926,274
Long-term obligations, including current installments	653,910	494,890	484,871	460,947	726,157
Stockholders’ equity	885,914	997,749	901,915	1,028,326	802,507

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We continue to pursue a strategy of increasing market share in existing and surrounding geographic markets through internal growth and selective acquisition of local and regional companies. In addition, we will continue to expand into new geographic markets and product lines on a selective basis, either through acquisition or by opening new operating centers, when we believe it will enhance our business. Our focus remains primarily on oxygen, respiratory and other chronic therapy services, which represent approximately 90% of our revenues.

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

Our revenue recognition policy recognizes revenue at the time the following criteria are met:

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

Goodwill and Other Intangible Assets

We have recorded intangible assets, including goodwill, customer and contract relationships, tradenames, covenants not-to-compete and technology, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of intangible assets impacts the amounts allocable to goodwill.

In accordance with U.S. GAAP for goodwill and other indefinite-lived intangibles, the Company tests these assets for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred. For the purposes of that assessment, we have determined that the Company has a single reporting unit, and all goodwill and indefinite-lived intangible assets acquired in business combinations have been assigned to that single reporting unit as of the acquisition date.

The first step of the goodwill impairment analysis compares the Company’s fair value to its net book value to determine if there is an indicator of impairment. If the assessment in the first step indicates impairment then the Company performs step two. The second step compares the implied fair value of goodwill to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The Company evaluated its fair value using the market approach. This approach utilizes the closing market price of its common stock at the annual impairment testing date and the number of shares of common stock outstanding on that date.

The Company completed the annual goodwill impairment test on September 30, 2011 and determined that the fair value of the reporting unit substantially exceeded its carrying value indicating no impairment existed at the date of the impairment test. No recent events or circumstances have occurred to indicate that impairment may exist.

The Company tests its indefinite-lived intangible assets, comprised of tradenames, using a “relief-from-royalty” valuation method compared to the carrying value. Significant assumptions inherent in this valuation methodology include, but are not limited to, such estimates as projected business results, growth rates, the Company’s weighted-average cost of capital, royalty and discount rates. The Company completed the annual indefinite-lived intangible assets impairment test on December 31, 2011 and determined that the fair value sufficiently exceeds its carrying value indicating no impairment existed at the date of the impairment test. No recent events or circumstances have occurred to indicate that impairment may exist.

Long-Lived Assets

We review property and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying value to the undiscounted projected future cash flows that the asset(s) are expected to generate. If the carrying amount of an asset is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows or at the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property and equipment include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition and a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset including an adverse action or assessment by a regulator. The Company did not identify any triggering events in 2011.

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

Results of Operations

Net Revenues

The following table sets forth for the periods indicated a summary of our net revenues by product category:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Oxygen, respiratory and other chronic therapies	$1,656,040	$1,486,639	$1,398,240
DME, infusion and enteral therapies	191,480	182,566	152,237

Total	$1,847,520	$1,669,205	$1,550,477

Net revenues for the year ended December 31, 2011 increased by $178.3 million, an increase of 10.7%, compared to net revenues for 2010. The Company estimates that the 10.7% increase in net revenues in 2011 was comprised of approximately 13.8% internal and acquisition growth offset by approximately 3.1% negative impact from $52.4 million of Medicare price reductions and payment changes (see “Medicare Reimbursement”). Net revenues for the year ended December 31, 2010 increased by $118.7 million, an increase of 7.7%, compared to net revenues for 2009. The Company estimates that the 7.7% increase in net revenues in 2010 was comprised of approximately 9.9% internal and acquisition growth offset by approximately 2.2% negative impact from $34.9 million of Medicare price reductions and payment changes. The internal growth in net revenues is attributable to underlying growth in the market for our products and increased market share, resulting primarily from our reputation for providing high quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is estimated based on the contribution to net revenues for the four quarters following such acquisitions. We completed the acquisitions of 15 businesses in 2011 with operations in multiple U.S. states and Canada and six businesses in 2010.

The contribution of oxygen, respiratory and other chronic therapies to our net revenues was 89.6%, 89.1% and 90.2%, respectively, for the years ended December 31, 2011, 2010 and 2009. Our strategy is to focus on the provision of oxygen, respiratory and other chronic therapy services to patients in the home and to provide home medical equipment and other services where we believe such services will enhance our core respiratory business.

Cost of Goods and Services

Cost of goods and services as a percentage of net revenues was 31.4% for the year ended December 31, 2011, 27.2% for the year ended December 31, 2010 and 27.8% for the year ended December 31, 2009. Cost of goods and services increased by $125.6 million, or 27.7%, in 2011 and $22.6 million, or 5.2%, in 2010. The increase in cost of goods and services in 2011 is primarily attributable to the Company’s addition of a specialty pharmacy product line with gross margins that are lower than other products and services provided by the Company and higher sale volumes of CPAP supplies and inhalation drugs. The increase in cost of goods and services in 2010 is attributable to an increase in the number of oxygen customers served and higher volumes in our inhalation drug, sleep therapy, enteral nutrition and infusion therapy product lines.

Cost of goods and services includes the cost of non-capitalized medical equipment, drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These operating costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $55.2 million, $53.7 million and $51.3 million in 2011, 2010 and 2009, respectively. Included in cost of goods and services for the year ended December 31, 2011 are salary and related expenses of pharmacists and other service professionals of $11.1 million. Such salary and related expenses were $10.7 million and $11.8 million in the years ended December 31, 2010 and 2009, respectively.

Operating and Other Expenses

Operating expenses as a percentage of net revenues for the years ended December 31, 2011, 2010 and 2009 were 23.2%, 23.9% and 25.1%, respectively. Operating expenses in 2011 increased by $28.6 million, or 7.2%, when compared with the prior year period. Operating expenses in 2010 increased $9.6 million, or 2.5%, when compared with the prior year period. The Company has been successful in achieving productivity gains that have contributed to containment of the growth in wage expenses and in managing the growth of its employee health benefit costs. During 2011, these positive developments were partially offset by increases in vehicle related expenses, most significantly fuel costs. During 2010, the positive effect on wage growth due to labor productivity was partially offset by increases in vehicle related expenses and higher facility expenses including rent and utilities.

The Company manages over 1,100 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable and discretionary clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the years ended December 31, 2011, 2010 and 2009 within these major categories were as follows:

Operating Expenses	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Salary and related	$279,058	$259,854	$261,035
Facilities	60,747	62,886	58,446
Vehicles	54,555	47,143	42,851
General supplies/miscellaneous	33,598	29,510	27,427

Total	$427,958	$399,393	$389,759

Included in operating expenses during the year ended December 31, 2011 are salary and related expenses for Service Reps in the amount of $113.4 million. Such salary and related expenses for the years ended December 31, 2010 and 2009 were $108.9 million and $104.6 million, respectively.

Selling, general and administrative expenses (“SG&A”) as a percentage of net revenues for the years ended December 31, 2011, 2010 and 2009, were 18.9%, 20.0% and 21.3%, respectively. SG&A expenses in 2011 increased by $16.4 million, or 4.9%, compared with the prior year period. Contributing to the change in SG&A expenses during 2011 were higher salary and related costs along with increases in advertising expenses and employee-owned vehicle reimbursement expenses. SG&A expenses in 2010 increased by $2.5 million, or 0.8%, compared with the prior year period. Contributing to the change in SG&A expenses during 2010 were higher advertising expenses partially offset by lower administrative payroll and related expenses and reductions in the fair value of contingent consideration obligations related to acquisitions.

SG&A expenses include costs related to sales and marketing activities, clinical respiratory services, corporate overhead and other business support functions. Included in SG&A during the year ended December 31, 2011 are salary and related expenses of $255.5 million. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $69.4 million during 2011. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors that do not employ respiratory therapists. Included in SG&A during the years ended December 31, 2010 and 2009 are salary and related expenses of $253.7 million and $257.4 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $68.4 million and $66.0 million during the respective years.

Bad debt expense as a percentage of net revenues was 2.0% for the year ended December 31, 2011 and 1.9% and 1.5% for the years ended December 31, 2010 and 2009, respectively. Days sales outstanding (“DSO”) were 47 days at December 31, 2011, compared with 40 days and 35 days at December 31, 2010 and 2009, respectively. Contributing to the increase in our accounts receivable in 2011 is a significant increase in the number of claims subject to prepayment review, primarily by the DME MACs and other health care claim audit contractors, which added approximately seven days to our DSO in 2011. These claim reviews are substantially delaying the collection of our Medicare accounts receivable as well as related secondary amounts due under supplemental insurance plans. Also contributing to the increase in accounts receivable and bad debt expense are co-payments and deductibles due from customers who are finding it difficult to pay their out-of-pocket charges due to loss of insurance coverage or reductions in their investment or employment income. The increase in our bad debt expense and DSO in 2010 was largely a result of an increase in accounts receivable balances and write-offs due directly from customers and an increase in the aging of our accounts receivable due from Medicare and certain commercial payors. The general economic climate and business acquisition activities may contribute to an increase in our bad debt expense in the future. The collection of deductible balances and co-payment amounts due directly from customers may be negatively affected by weakening economic conditions in the U.S. The integration of acquired companies into our regional billing and collections offices may temporarily disrupt collections, increasing the amount of accounts receivable written-off as uncollectible.

Depreciation and amortization expense, as a percentage of net revenues was 6.8% for the year ended December 31, 2011 compared with 7.0% and 7.6% for the years ended December 31, 2010 and 2009, respectively. Included in depreciation and amortization expense in the year ended December 31, 2011 is depreciation of medical equipment of $112.2 million and depreciation of other property and equipment of $10.7 million. Included in depreciation and amortization expense in the years ended December 31, 2010 and 2009 is depreciation of medical equipment of $103.8 million and $105.8 million, respectively, and depreciation of other property and equipment of $12.7 million and $12.0 million, respectively.

Operating Income

As shown in the table below, operating income for the year ended December 31, 2011 decreased $6.1 million, when compared to the prior year period. The decrease in operating income in 2011 is attributed primarily to the negative impact on net revenues of $52.4 million of Medicare payment changes and higher expenses attributable to the development of new product lines. These payment changes include reductions in average payment rates for respiratory medications, the impact of new Medicare payment rates in the nine markets affected by the competitive bidding program and the ongoing effect of Medicare oxygen customers reaching the 36-month rental payment cap. Operating income for the year ended December 31, 2010 increased $76.7 million when compared to the prior year period. The increase in operating income in 2010 is attributed to the increase in net revenues from the Company’s core product lines and management of the growth in costs and expenses during the year partially offset by $34.9 million of Medicare payment reductions.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating income	$328,111	$334,181	$257,461
Percentage of net revenues	17.8%	20.0%	16.6%

Other Income (Expense)

Interest expense for the year ended December 31, 2011 was $38.3 million, compared to $36.2 million and $35.0 million for the years ended December 31, 2010 and 2009, respectively. Interest expense in 2011 was higher than interest expense in 2010 due to increased amortization of original issue discount associated with the Company’s 2.75% convertible senior debentures and interest associated with advances on the Company’s revolving credit agreement. Interest expense in 2010 was higher than interest expense in 2009 due to the increased amortization of original issue discount associated with the 2.75% convertible senior debentures. Included in interest expense is amortization of debt issuance costs of $1.8 million in 2011, 2010 and 2009.

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

Income Taxes

The Company’s effective income tax rate was 38.9% for the year ended December 31, 2011 compared with 39.2% and 39.1% for the years ended December 31, 2010 and 2009, respectively. The change in the effective tax rate between the years was not significant.

Our income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes at the international and federal levels, as well as numerous state and local jurisdictions.

As of December 31, 2011 and December 31, 2010, we had net deferred tax assets, related to state income tax net operating loss carryforwards, of $4.1 million and $3.5 million, respectively. We believe that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $0.1 million at December 31, 2011 and 2010, on the deferred tax assets relating to these state net operating loss carryforwards.

We have elected to treat our portion of all foreign subsidiary earnings through December 31, 2011 as permanently reinvested under the relevant accounting guidance and accordingly have not provided for any U.S. federal or state tax thereon. As of December 31, 2011, approximately $0.04 million of retained earnings attributable to foreign subsidiaries was considered to be indefinitely invested. Our intention is to reinvest the earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, the amount of cash for all foreign subsidiaries permanently reinvested, and the amount of incremental taxes that might arise were these earnings to be remitted, are not material.

Acquisitions

In 2011, the Company acquired the business of fifteen companies with operations in multiple U.S. states and Canada. The aggregate acquisition date fair value of these acquisitions was $154.1 million and was allocated to acquired assets and liabilities as follows: $14.2 million to current assets, $6.9 million to property and equipment, $29.6 million to separately identifiable intangible assets, $131.9 million to goodwill, $27.0 million to assumption of liabilities and $1.5 million to deferred revenue.

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

At December 31, 2011, our current liabilities exceeded our current assets by $224.4 million, resulting in negative working capital as compared to positive working capital of $268.5 million at December 31, 2010. The decline in working capital is primarily attributable to the reclassification of our $275.0 million Series A Debentures due 2037 to a current liability due to the right of the holders to put the securities to us for cash within one year of December 31, 2011. A significant portion of our assets consists of accounts receivable from third-

party payors that are responsible for payment for the equipment and services we provide. Our DSO was 47 days as of December 31, 2011 and 40 days as of December 31, 2010. We measure our DSO by dividing our net accounts receivable at the balance sheet date by the product of our latest quarterly net revenues times four divided by 360 days.

Net cash provided by operating activities was $314.7 million for the year ended December 31, 2011, compared with $360.8 million for the year ended December 31, 2010 and $353.1 million for the year ended December 31, 2009. Net cash used in investing and financing activities was $463.9 million, $217.0 million and $405.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Activity in the year ended December 31, 2011 included our investment of $111.0 million in business acquisitions, net investment in property and equipment of $130.6 million, short-term investments of $80.9 million, payments of debt of $10.9 million, payments of dividends of $74.9 million and $250.0 million in payments to repurchase our common stock, offset by proceeds of $80.9 million from sales and maturities of investments, net proceeds of $100.0 million under our revolving credit agreement and $14.6 million from the exercise of stock options and issuance of common shares.

As of December 31, 2011, our principal sources of liquidity consisted of approximately $15.0 million of cash and cash equivalents, $39.9 million of short-term investments and $316.2 million available under our revolving credit agreement. The revolving credit agreement, dated September 15, 2011, makes available to us up to $450.0 million over a five-year period, subject to certain terms and conditions set forth in the agreement. The Company is in compliance and expects to remain in compliance with all debt covenants in the near and long term. As of December 31, 2011, $100.0 million of borrowings were outstanding under the credit facility and $33.8 million of standby letters of credit were issued.

On October 17, 2011, the Company invested $20.0 million in a 173-day time deposit issued by Credit Agricole Corporate and Investment Bank maturing on April 17, 2012. The investment is classified as held-to-maturity and carried at amortized cost of $20.0 million in the accompanying balance sheet at December 31, 2011.

On August 10, 2010, the Company invested $20.0 million in a 157-day time deposit issued by Credit Agricole Corporate and Investment Bank that matured on January 14, 2011 and on October 15, 2010 invested $20.0 million in a 182-day time deposit issued by the same bank that matured on April 15, 2011. The investments are classified as held-to-maturity and carried at amortized cost of $40.0 million in the accompanying balance sheet at December 31, 2010.

On May 14, 2010, our Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend on the Company’s common stock. The additional shares were distributed to stockholders on June 15, 2010.

On June 21, 2010, the Company announced that its Board of Directors had approved the initiation of a quarterly cash dividend payable at an annual rate of $0.80 per share of common stock outstanding. Cash dividends declared and paid in 2011 totaled $74.9 million. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors.

On February 14, 2006, our Board of Directors authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. On January 23, 2007 and October 23, 2007, our Board of Directors approved modifications to the share repurchase formula to increase the ratio of debt to cash flow to allow additional share repurchases. During the year ended December 31, 2011, the Company repurchased and retired 10,151,597 shares for $250.0 million pursuant to the repurchase plan. As of December 31, 2011, $269.6 million of the Company’s common stock was eligible for repurchase in accordance with the amended formula.

On October 31, 2007, we completed the sale of $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and are convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of our common stock or in a combination of cash and shares of common stock, at our option. The base conversion rate for the Debentures is 30.5977 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to a base conversion price of approximately $32.68 per share. In addition, if at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders of the Series A Debentures and Series B Debentures will receive an additional number of shares of common stock per $1,000 principal amount of the Debentures, as determined pursuant to a specified formula. We will have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require us to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

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

Accounts receivable balance concentrations by major payor category as of December 31, 2011 and December 31, 2010 were as follows:

Percentage of Accounts Receivable Outstanding:	December 31, 2011	December 31, 2010
Medicare	37.2%	34.1%
Medicaid/Other Government	14.7%	14.2%
Private Insurance	38.4%	38.2%
Customer Pay	9.7%	13.5%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of December 31, 2011 and December 31, 2010 were as follows:

Percentage of Accounts Aged in Days:	December 31, 2011
	0-60	61-120	Over 120
Medicare	67.5%	12.9%	19.6%
Medicaid/Other Government	55.1%	18.0%	26.9%
Private Insurance	60.1%	13.7%	26.2%
Customer Pay	30.5%	15.0%	54.5%
All Payors	59.2%	14.2%	26.6%

Percentage of Accounts Aged in Days:	December 31, 2010
	0-60	61-120	Over 120
Medicare	77.5%	11.5%	11.0%
Medicaid/Other Government	59.8%	17.0%	23.2%
Private Insurance	61.8%	14.3%	23.9%
Customer Pay	33.7%	19.7%	46.6%
All Payors	63.1%	14.5%	22.4%

The Company operates 39 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of December 31, 2011 and 2010, there were 1,430 and 1,387 full-time employees in the RBCOs, respectively. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within the Company’s proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that the Company can access to determine the status of individual claims. The Company has benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 78.4% of all payments received. Our accounts receivable days sales outstanding (“DSO”) increased to 47 days at December 31, 2011 compared with 40 days at December 31, 2010 and our bad debt expense, as a percentage of net revenues, increased to 2.0% during 2011 compared with 1.9% during the prior year period. Contributing to the increase in our accounts receivable in 2011 is a significant increase in the number of claims subject to prepayment review, primarily by the DME MACs and other health care claim audit contractors, which added approximately seven days to our DSO in 2011. Also contributing to the increase in accounts receivable and bad debt expense are co-payments and deductibles due from customers who are finding it difficult to pay their out-of-pocket charges due to loss of insurance coverage, increases in deductibles and co-payment amounts or reductions in their investment or employment income.

The Company believes that its collection procedures contribute to its accounts receivable days sales outstanding and bad debt expense being among the lowest in its industry, according to published industry data and public filings of some of its competitors.

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

Future Minimum Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under our revolving bank credit facility and Series Debentures, as well as contractual lease payments for facility, vehicle, and equipment leases, acquisition contingent consideration and deferred acquisition obligations. The following table presents, in aggregate, scheduled payments under our contractual obligations (in thousands):

	Fiscal Years
	2012	2013	2014	2015	2016	Thereafter	Total
Unsecured deferred obligations and contingent consideration	$31,191	$6,469	$4,828	$103	$—	$—	$42,591
Other long-term obligations	—	1,025	389	291	5	—	1,710
Short-term debt	100,000	—	—	—	—	—	100,000
Long-term debt (1)	275,000	—	275,000	—	—	—	550,000
Interest expense	15,265	8,463	7,202	900	638	—	32,468
Operating leases	40,897	25,839	13,250	5,603	331	—	85,920
Employment Agreements	2,087	—	—	—	—	—	2,087
Taxes & related interest and penalties (2)	2,750	—	—	—	—	—	2,750

Total	$467,190	$41,796	$300,669	$6,897	$974	$—	$817,526

(1)	Amounts include the Series Debentures due 2037. The Series A Debentures are redeemable by us on or after November 1, 2012, and may be put to us for repurchase on November 1, 2012, 2017, 2022, 2027 and 2032. The Series B Debentures are redeemable by us on or after November 1, 2014, and may be put to us for repurchase on November 1, 2014, 2017, 2022, 2027 and 2032. The Series A and Series B Debentures are shown in the table as scheduled for repurchase in 2012 and 2014, respectively, as a result of the put/call features.

(2)	The Company had gross unrecognized tax benefits, including interest and penalties, of $4.4 million of which we anticipate payment settlement of $2.8 million during 2012. We are unable to determine a reasonable estimate of the payment settlement date or the settlement amount for the balance of $1.6 million in unrecognized tax benefits.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income,” to eliminate the current option to present the components of other comprehensive income in the statement of changes in equity and to require presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements in respect of items of other comprehensive income. The guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We will adopt the new guidance effective January 1, 2012. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Testing Goodwill for Impairment,” which allows an initial assessment of qualitative factors to determine whether it is more likely than not (i.e., there is more than a 50% likelihood) that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is necessary to perform the first step of the two-step goodwill impairment test. Accordingly, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. The amendments do not affect the manner in which the first and second steps of the impairment test are performed. The guidance is to be applied prospectively and is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We will adopt the new guidance effective January 1, 2012. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations or cash flows.

In December 2011, the FASB issued Accounting Standards Update 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The guidance applies to disclosures concerning financial instruments and derivative instruments that are either (1) offset in the balance sheet, or (2) subject to an enforceable master netting arrangement. The guidance is to be applied retrospectively and is effective for interim and annual financial periods beginning on or after January 1, 2013. We will adopt the new guidance effective January 1, 2013. The Company does not expect the adoption of this guidance to have an impact on its financial condition, results of operations or cash flows.

In December 2011, the FASB issued Accounting Standards Update 2011-12, “Deferral of the Effective Date for the Presentation of Reclassification Adjustments Out of Accumulated Other Comprehensive Income,” which indefinitely defers the effective date of the provision in ASU No. 2011-05, “Presentation of Comprehensive Income”, pertaining only to the presentation of reclassification adjustments out of accumulated other comprehensive income (OCI), and reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which OCI is reported or to disclose them in a note to the financial statements. The other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive statements. The guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We will adopt the new guidance effective January 1, 2012. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations or cash flows.

Inflation

We currently do not anticipate any material increases in the near term in either the cost of supplies or operating expenses due to inflation. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation.

Segment Information

We utilize the management approach for determining reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. Decisions about resources to be allocated and assessment of performance are made at a Company level. We also maintain a decentralized approach to management of our local business operations. Decentralization of managerial decision-making enables our operating centers to respond promptly and effectively to local market demands and opportunities. We provide home health care equipment and services through 1,108 operating centers in 48 U.S. states and Canada. We have determined that the Company has one operating segment. We view each operating center as a component of a single operating segment as each operating center generally provides the same products to customers and exhibits similar economic characteristics. As a result, all of our component operating centers are aggregated into one operating segment which is our reportable segment.

Item 7A. Quantitative	and Qualitative Disclosures About Market Risk

The fair values of our borrowings under the five-year credit facility and the Series Debentures are subject to change as a result of changes in market prices or interest rates. We estimate potential changes in the fair value of interest rate sensitive financial instruments based on a hypothetical increase in interest rates. Our use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account anticipated operating and financial transactions.

Our borrowings under the five-year credit facility are subject to changes in market rates or prices. The borrowings bear interest at (1) British Bankers Association LIBOR Rate (“BBA Libor”) and (2) an applicable margin based on the Company’s consolidated leverage ratio. There were $100.0 million of outstanding borrowings under the credit facility at December 31, 2011. Considering the total outstanding balance of $100.0 million, a 10% change in interest rates would result in a change of $0.2 million in interest expense in 2012.

The fair value of our Series Debentures are subject to changes in market rates or prices. Our Series Debentures bear interest at 2.75%. The outstanding principal balance of our Series Debentures was $550.0 million at December 31, 2011. The estimated fair values of the Series A and Series B Debentures at December 31, 2011 were $281.2 million and $300.8 million respectively. Considering the total outstanding balance of $550.0 million, a 10% change in interest rates would result in a net increase in the market value of our Series Debentures outstanding at December 31, 2011 of approximately $0.5 million.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the underlying policies or procedures may deteriorate. Under the supervision and with the participation of management, including Lincare’s Chief Executive Officer and Chief Financial Officer, Lincare conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on Lincare’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2011.

Lincare’s registered public accounting firm, KPMG LLP, has issued an attestation report on Lincare’s internal control over financial reporting as of December 31, 2011 as stated in their report which appears on page 41 of this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

There has been no change in Lincare’s internal control over financial reporting during the fourth fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, Lincare’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lincare Holdings Inc.:

We have audited Lincare Holdings Inc. and subsidiaries’ (Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 23, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Tampa, Florida

February 23, 2012

Certified Public Accountants

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

Information required to be furnished by Item 401 of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2012, and is herein incorporated by reference.

Audit Committee

The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2012, and is herein incorporated by reference.

Audit Committee Financial Expert

The Board of Directors has designated William F. Miller, III as the “Audit Committee Financial Expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and has determined that he is independent as defined in the listing standards applicable to the Company.

Compliance with Section 16(a) of the Exchange Act

Information required to be furnished by Item 405 of Regulation S-K will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2012, and is herein incorporated by reference.

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

Nominating Committee

Information required to be furnished by Item 407(c)(3) of Regulation S-K will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2012, and is herein incorporated by reference.

Item 11.    Executive Compensation

Information required to be furnished by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2012, and is herein incorporated by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be furnished by Item 201(d) of Regulation S-K and by Item 403 of Regulation S-K will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2012, and is herein incorporated by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information required to be furnished by Item 404 of Regulation S-K and Item 407(a) of Regulation S-K will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2012, and is herein incorporated by reference.

Item 14.    Principal Accountant Fees and Services

Information required to be furnished by Item 9(e) of Schedule 14A will be included in the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2012, and is herein incorporated by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    (1) The following consolidated financial statements of Lincare Holdings Inc. and subsidiaries are filed as part of this Form 10-K starting at page F-1:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2011 and 2010

Consolidated Statements of Operations—Years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows—Years ended December 31, 2011, 2010 and 2009

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

LINCARE HOLDINGS INC.

Date: February 23, 2012	/s/ PAUL G. GABOS
Paul G. Gabos
Secretary, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ JOHN P. BYRNES John P. Byrnes	Director, Chief Executive Officer and Principal Executive Officer	February 23, 2012

/s/ PAUL G. GABOS Paul G. Gabos	Secretary, Chief Financial Officer and Principal Accounting Officer	February 23, 2012

* Stuart H. Altman, Ph.D.	Director	February 23, 2012

* Chester B. Black	Director	February 23, 2012

* Angela P. Bryant	Director	February 23, 2012

* Frank D. Byrne, M.D.	Director	February 23, 2012

* William F. Miller, III	Director	February 23, 2012

* Ellen M. Zane	Director	February 23, 2012

*By:	/s/ PAUL G. GABOS
Attorney in fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lincare Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Lincare Holdings Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule on page S-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Tampa, Florida

February 23, 2012

Certified Public Accountants

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$15,028	$164,203
Short-term investments (Note 3)	39,939	40,000
Restricted cash	0	345
Accounts receivable, net (Note 4)	254,799	186,001
Income tax receivable	4,903	9,443
Inventories	17,916	13,276
Prepaid and other current assets	9,609	3,542
Deferred income taxes (Note 9)	0	26,488

Total current assets	342,194	443,298

Property and equipment, net (Note 5)	350,725	338,778
Goodwill	1,389,965	1,258,065
Other (Note 6)	34,776	7,690

Total assets	$2,117,660	$2,047,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term obligations (Note 8)	$397,132	$619
Accounts payable	53,294	64,078
Accrued expenses:
Compensation and benefits	33,142	39,500
Liability insurance	19,990	19,052
Other current liabilities (Note 10)	54,316	51,501
Deferred income taxes (Note 9)	8,769	0

Total current liabilities	566,643	174,750

Long-term obligations, excluding current installments (Note 8)	256,778	494,271
Deferred income taxes and other taxes (Note 9)	408,325	381,061

Total liabilities	1,231,746	1,050,082

Commitments and contingencies (Notes 7, 8 and 16)
Stockholders’ equity (Notes 8, 9, 11, 12 and 14):
Common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding: 87,026,945 in 2011 and 96,270,308 in 2010	870	963
Additional paid-in capital	707,080	681,988
Retained earnings	177,964	314,798

Total stockholders’ equity	885,914	997,749

Total liabilities and stockholders’ equity	$2,117,660	$2,047,831

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands, except per share data)
Net revenues (Note 13)	$1,847,520	$1,669,205	$1,550,477

Costs and expenses:
Cost of goods and services	579,509	453,905	431,291
Operating expenses	427,958	399,393	389,759
Selling, general and administrative expenses	349,488	333,094	330,589
Bad debt expense	36,950	31,849	23,257
Depreciation and amortization expense	125,504	116,783	118,120

	1,519,409	1,335,024	1,293,016

Operating income	328,111	334,181	257,461

Other income (expenses):
Interest income	587	541	886
Interest expense (Note 8)	(38,305)	(36,229)	(34,960)

	(37,718)	(35,688)	(34,074)

Income before income taxes	290,393	298,493	223,387
Income tax expense (Note 9)	113,082	116,919	87,291

Net income	$177,311	$181,574	$136,096

Earnings per common share (Note 14):
Basic	$1.98	$1.91	$1.33

Diluted	$1.93	$1.87	$1.32

Dividends declared per common share (Note 11)	$0.80	$0.40	$0.00

Weighted average number of common shares outstanding (Note 11)	89,678	95,295	102,114

Weighted average number of common shares and common share equivalents outstanding (Note 11)	91,934	97,130	102,746

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	(In thousands)
Balances at December 31, 2008	111,589	$1,116	$560,072	$467,138	$—	$1,028,326
Exercise of stock options (Note 12)	2,903	29	54,804	—	—	54,833
Shares issued through ESPP	93	1	1,181	—	—	1,182
Issuance of restricted stock	1,713	17	(6)	—	—	11
Forfeitures of restricted stock	(24)	—	—	—	—	—
Common stock acquired	—	—	—	—	(343,250)	(343,250)
Common stock retired	(18,246)	(183)	(8,115)	(334,952)	343,250	—
Stock-based compensation expense	—	—	25,516	—	—	25,516
Tax benefit for exercise of employee stock awards (Notes 9 and 12)	—	—	4,448	—	—	4,448
Tax effect of cancelled options	—	—	(5,273)	—	—	(5,273)
Convertible debt permanent tax effect	—	—	26	—	—	26
Net income	—	—	—	136,096	—	136,096

Balances at December 31, 2009	98,028	980	632,653	268,282	—	901,915
Exercise of stock options (Note 12)	1,070	11	25,525	—	—	25,536
Shares issued through ESPP	63	1	1,281	—	—	1,282
Issuance of restricted stock	582	6	(2)	—	—	4
Forfeitures of restricted stock	(20)	—	—	—	—	—
Common stock acquired	—	—	—	—	(99,961)	(99,961)
Common stock retired	(3,450)	(35)	(4,104)	(95,822)	99,961	—
Stock-based compensation expense	—	—	25,244	—	—	25,244
Tax benefit for exercise of employee stock awards (Notes 9 and 12)	—	—	1,419	—	—	1,419
Fractional share settlements	(3)	—	(54)	—	—	(54)
Convertible debt permanent tax effect	—	—	26	—	—	26
Cash dividends declared (Note 11)	—	—	—	(39,236)	—	(39,236)
Net income	—	—	—	181,574	—	181,574

Balances at December 31, 2010	96,270	963	681,988	314,798	—	997,749
Exercise of stock options (Note 12)	597	6	13,030	—	—	13,036
Shares issued through ESPP	73	1	1,514	—	—	1,515
Issuance of restricted stock	272	2	—	—	—	2
Forfeitures of restricted stock	(34)	—	—	—	—	—
Common stock acquired	—	—	—	—	(249,986)	(249,986)
Common stock retired	(10,151)	(102)	(10,659)	(239,225)	249,986	—
Stock-based compensation expense	—	—	20,766	—	—	20,766
Tax benefit for exercise of employee stock awards (Notes 9 and 12)	—	—	415	—	—	415
Convertible debt permanent tax effect	—	—	26	—	—	26
Cash dividends declared (Note 11)	—	—	—	(74,920)	—	(74,920)
Net income	—	—	—	177,311	—	177,311

Balances at December 31, 2011	87,027	$870	$707,080	$177,964	$—	$885,914

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$177,311	$181,574	$136,096
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	36,950	31,849	23,257
Depreciation and amortization expense	125,504	116,783	118,120
Net loss (gain) on disposal of property and equipment	105	(43)	(58)
Amortization of debt issuance costs	1,846	1,769	1,769
Amortization of discount on bonds payable	19,835	18,495	17,246
Stock-based compensation expense	20,766	25,244	25,516
Deferred income taxes	62,983	51,449	37,745
Excess tax benefit from stock-based compensation	(395)	(802)	(39)
Change in assets and liabilities net of effects of acquired businesses:
Accounts receivable	(94,775)	(58,308)	(5,990)
Inventories	(1,570)	1,038	(4,146)
Prepaid and other assets	(5,949)	179	(807)
Accounts payable	(5,575)	13,157	(627)
Accrued expenses and other current liabilities	(24,508)	(5,663)	1,029
Income taxes payable	4,982	(4,673)	4,013
Long-term obligations	(2,787)	(11,269)	0

Net cash provided by operating activities	314,723	360,779	353,124

Cash flows from investing activities:
Proceeds from sale of property and equipment	343	64	132
Capital expenditures	(130,932)	(110,253)	(110,091)
Purchases of investments	(80,862)	(40,000)	0
Sales and maturities of investments	80,923	58,650	1,750
Cash restricted for future payments	345	(345)	0
Business acquisitions, net of cash acquired	(111,032)	(11,375)	(5,077)

Net cash used in investing activities	(241,215)	(103,259)	(113,286)

Cash flows from financing activities:
Proceeds from revolving credit line	130,000	0	0
Payments on revolving credit line	(30,000)	0	0
Payments of principal on debt and long-term obligations	(10,878)	(2,055)	(4,813)
Payments of debt related costs	(1,847)	(63)	(63)
Proceeds from exercise of stock options and issuance of common shares	14,553	26,768	56,026
Excess tax benefit from stock-based compensation	395	802	39
Payments of cash dividends	(74,920)	(39,236)	0
Payments to acquire treasury stock	(249,986)	(99,961)	(343,250)

Net cash used in financing activities	(222,683)	(113,745)	(292,061)

Net (decrease) increase in cash and cash equivalents	(149,175)	143,775	(52,223)
Cash and cash equivalents, beginning of year	164,203	20,428	72,651

Cash and cash equivalents, end of year	$15,028	$164,203	$20,428

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,628	$15,125	$15,148

Cash paid for income taxes	$45,863	$71,104	$51,069

See accompanying notes to consolidated financial statements.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(1)    Summary of Significant Accounting Policies

(a)	Description of Business

Lincare Holdings Inc. and subsidiaries (the “Company”) provides oxygen, respiratory and other chronic therapy services, infusion therapy services and home medical equipment such as hospital beds, wheelchairs and other medical supplies to the home health care market. The Company’s customers are serviced from locations in 48 U.S. states and Canada. The Company’s equipment and supplies are readily available and the Company is not dependent on a single supplier or even a few suppliers.

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

(d)	Revenue Recognition and Accounts Receivable

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

The Company recognizes revenue at the time the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

•	the seller’s price to the buyer is fixed or determinable; and

•	collectibility is reasonably assured.

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

December 31, 2011, 2010 and 2009

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

The Company believes that the book values of its cash equivalents, investments, restricted cash, accounts receivable, income taxes receivable, current installments of long-term obligations and accounts payable approximate fair value due to the short-term maturities of these instruments. Refer to Note 2 for Fair Value of Assets and Liabilities.

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

December 31, 2011, 2010 and 2009

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

(l)	Goodwill and Other Indefinite-Lived Intangible Assets

In accordance with U.S. GAAP for goodwill and other indefinite-lived intangibles, the Company tests these assets for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred. For the purposes of that assessment, the Company has determined that the Company has a single reporting unit, and all goodwill and indefinite-lived intangible assets acquired in business combinations have been assigned to that single reporting unit as of the acquisition date.

Goodwill results from the excess of cost over identifiable net assets of acquired businesses. The first step of the goodwill impairment analysis compares the Company’s fair value to its net book value to determine if there is an indicator of impairment. If the assessment in the first step indicates impairment then the Company performs step two. The second step compares the implied fair value of goodwill to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The Company evaluated its fair value using the market approach. This approach utilizes the closing market price of its common stock at the annual impairment testing date and the number of shares of common stock outstanding on that date.

The Company completed the annual goodwill impairment test on September 30, 2011 and determined that the fair value of the reporting unit exceeded its carrying value indicating no impairment existed at the date of the impairment test. No recent events or circumstances have occurred to indicate that impairment may exist.

The Company tests its indefinite-lived intangible assets, comprised of tradenames, using a “relief-from-royalty” valuation method compared to the carrying value. Significant assumptions inherent in this valuation methodology include, but are not limited to, such estimates as projected business results, growth rates, the Company’s weighted-average cost of capital, royalty and discount rates. The Company completed the annual indefinite-lived intangible assets impairment test on December 31, 2011 and determined that the fair value exceeds its carrying value indicating no impairment existed at the date of the impairment test. No recent events or circumstances have occurred to indicate that impairment may exist. Refer to Note 6 for the components of the Company’s intangible assets other than goodwill.

(m)	Other Assets

Other assets principally include capitalized costs of borrowing, which are being amortized over the term of the respective debt using the effective interest method, and other intangible assets. Other intangible assets are comprised of customer and contract relationships, tradenames, covenants not-to-compete and technology recorded in connection with business acquisitions. Indefinite-lived intangible assets, comprised of tradenames,

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

are not subject to amortization and are assessed at least annually for impairment during the fourth quarter, or more frequently if certain events or circumstances warrant. Other intangible assets subject to amortization are amortized on a straight-line basis over their expected period of benefit. Refer to Note 6 for the components of the Company’s intangible assets other than goodwill.

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

In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining lives of its long-lived assets. If estimates are revised, the carrying value of affected assets is depreciated or amortized over the remaining lives. The Company did not recognize an impairment charge related to our long-lived assets during 2011, 2010 or 2009.

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

The Company has elected to treat its portion of all foreign subsidiary earnings through December 31, 2011 as permanently reinvested under the accounting guidance and accordingly, has not provided for any U.S. federal or state tax thereon. As of December 31, 2011, approximately $0.04 million of retained earnings attributable to foreign subsidiaries was considered to be indefinitely invested. The Company’s intention is to reinvest the earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, the amount of cash for all foreign subsidiaries permanently reinvested, and the amount of incremental taxes that might arise were these earnings to be remitted, is not material.

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

December 31, 2011, 2010 and 2009

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

Cost of goods and services includes the cost of non-capitalized medical equipment, drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These operating costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $55.2 million, $53.7 million and $51.3 million in 2011, 2010 and 2009, respectively. Included in cost of goods and services are salary and related expenses of pharmacists and other service professionals of $11.1 million, $10.7 million and $11.8 million in 2011, 2010 and 2009, respectively.

(r)	Operating Expenses

The Company manages over 1,100 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s”—telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps”—delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable and discretionary clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the years ended December 31, 2011, 2010 and 2009 within these major categories were as follows:

Operating Expenses (in thousands)	Year Ended December 31,
	2011	2010	2009
Salary and related	$279,058	$259,854	$261,035
Facilities	60,747	62,886	58,446
Vehicles	54,555	47,143	42,851
General supplies/miscellaneous	33,598	29,510	27,427

Total	$427,958	$399,393	$389,759

Included in operating expenses during the year ended December 31, 2011 are salary and related expenses for Service Reps in the amount of $113.4 million. Such salary and related expenses for the years ended December 31, 2010 and 2009 were $108.9 million and $104.6 million, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

(s)	Lease Commitments

The Company leases office space, vehicles and equipment under non-cancelable operating leases, which expire at various dates through 2016. The Company’s operating leases generally have one to five year terms and may have renewal options. The Company records rent expense and amortization of leasehold improvements on a straight-line basis over the initial term of the lease and the Company does not negotiate rent holidays, rent concessions or leasehold improvements in its office leases. The lease period is determined as the original lease term without renewals, unless and until the exercise of lease renewal options is reasonably assured.

(t)	Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the years ended December 31, 2011, 2010 and 2009 are salary and related expenses of $255.5 million, $253.7 million and $257.4 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists in the amount of $69.4 million, $68.4 million and $66.0 million during the respective periods. The Company’s respiratory therapists generally provide non-reimbursable and discretionary clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors that do not employ respiratory therapists.

(u)	Employee Benefit Plans

The Company has a defined contribution plan covering substantially all employees subject to specific plan requirements. The Company also sponsors an employee stock purchase plan that enables eligible employees to purchase shares of the Company’s common stock at the lower of 85 percent of the fair market value of the Company’s stock price on: (i) the last day of the offering period; or (ii) the last day of the prior offering period. Employees are able to elect to have up to 10% of their base salary withheld on an after-tax basis. Under the employee stock purchase plan, 1.8 million shares were authorized for issuance. To date, 1,044,543 shares have been issued under this authorization. During 2011, the Company issued 73,674 shares at an average price of $20.86; during 2010, the Company issued 62,739 shares at an average price of $20.49 and during 2009, the Company issued 93,390 shares at an average price of $12.79 per share.

(v)	Stock Plans

The Company has multiple stock-based employee compensation plans, which are more fully described in Note 12.

(w)	Segment Information

The Company provides home health care equipment and services through 1,108 operating centers in 48 U.S. states and Canada. The Company’s operating centers exhibit similar long-term financial performance and have similar economic characteristics, having similar products and services, types of customers and methods used to distribute their products and services. The Company has determined that it has one operating segment based on the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 280, “Segment Reporting.” The Company views each operating center as a component of a single

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

operating segment as each operating center generally provides the same products to customers and exhibits similar economic characteristics. As a result, all of the Company’s component operating centers are aggregated into one operating segment which is our reportable segment.

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

The Company’s revenues are generated through locations in 48 U.S. states and Canada. The Company generally does not require collateral or other security in extending credit to its customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies covering its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally and state funded programs, which aggregated approximately 61% of net revenues in 2011 and 60% of net revenues in 2010 and 2009.

(aa)	Comprehensive Income

The objective for the reporting and display of comprehensive income and its components in the Company’s consolidated financial statements is to report a measure (comprehensive income (loss)) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners.

Net income equals comprehensive income as the one component of comprehensive income is not material.

(ab)	Foreign Currency Translation

The functional currency of the Company-operated foreign location is the respective local currency. Assets and liabilities are translated into United States dollars using the current period-end exchange rate and income and expense amounts are translated using the average exchange rate for the period in which the transaction occurred. Resulting translation adjustments are reported as a component of accumulated other comprehensive income within shareholders’ equity.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition has caused, and in the future may cause, the Company’s financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the years ended December 31, 2011 and 2010, the Company did not have any reclassifications in levels.

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

Each period, the Company evaluates the fair value of the contingent consideration obligations and records any increases in the fair value as contingent consideration expense and decreases in the fair value as a reduction of contingent consideration expense. Contingent consideration of $6.1 million was outstanding at December 31, 2009 related to a business acquisition in 2009. Contingent consideration of $4.2 million was recorded in 2010 in connection with a business acquisition. The fair value of contingent consideration obligations was reduced to zero as of December 31, 2010, pursuant to mutual release agreements executed by the Company and the former owners of the businesses acquired in 2009 and 2010, respectively, that resulted in the payment of $1.0 million to the former owners of the business acquired in 2010 and the discharge of the remaining contingent consideration obligations. Accordingly, the Company recorded a gain of $9.3 million in 2010 which is reported in selling, general and administrative expenses in its consolidated statement of operations. Contingent consideration of $9.6 million, $10.9 million and $1.1 million was recorded in connection with business acquisitions in February 2011, June 2011 and September 2011, respectively, totaling $21.6 million. At December 31, 2011, the amounts

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

recognized for these contingent consideration arrangements, the range of outcomes, and the assumptions used to develop the estimates had not materially changed.

The following table presents the valuation of the Company’s financial assets and liabilities as of December 31, 2011 and December 31, 2010, measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Fair Value
December 31, 2011
Assets
Money Market Funds(1)	$67	$0	$0	$67
Variable Rate Demand Notes(2)	0	19,939	0	19,939

Total assets measured at fair value	$67	$19,939	$0	$20,006

Liabilities
Acquisition-related contingent consideration— short-term(3)	$0	$0	$10,483	$10,483
Acquisition-related contingent consideration— long-term(4)	0	0	11,112	11,112

Total liabilities measured at fair value	$0	$0	$21,595	$21,595

December 31, 2010
Assets
Money Market Funds(1)	$101,600	$0	$0	$101,600

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.
(2)	Included in short-term investments in the accompanying consolidated balance sheets. The interest rates on the variable rate demand notes (“VRDN’s”) reset every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost, which approximates fair value, and are classified as available-for-sale short-term investments on the accompanying consolidated balance sheets. VRDN’s are generally valued using published interest rates for instruments with similar terms and maturities, and, accordingly, are classified as Level 2 instruments of the fair value hierarchy. The Company believes the recorded values of its VRDN’s approximate their fair values because of their nature and relatively short maturity dates or durations. The payment of principal and interest on the VRDN’s held by the Company is guaranteed by letters of credit from the issuing financial institution.
(3)	Included in current installments of long-term obligations in the accompanying consolidated balance sheets.
(4)	Included in long-term obligations, excluding current installments in the accompanying consolidated balance sheets.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

The following table presents the changes in the estimated fair values of the Company’s financial assets and liabilities that are measured using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010:

	Significant Unobservable Inputs (Level 3)
	Assets	Liabilities
	(In thousands)
Balance on December 31, 2009	$58,650	$6,070
Unrealized gain—trading securities included in earnings	4,435	0
Unrealized loss—UBS Put Option included in earnings	(4,435)	0
Redemptions at par	(58,650)	0
Acquisition-related contingent consideration recorded in 2010	0	4,195
Change in fair value of contingent consideration—included in SG&A	0	(9,265)
Payments under contingent consideration arrangements	0	(1,000)

Balance on December 31, 2010	0	0
Acquisition-related contingent consideration recorded in 2011	0	21,595

Balance on December 31, 2011	$0	$21,595

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows in thousands:

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Short-term investments—held to maturity	$20,000	$20,000	$40,000	$40,000
Restricted cash	0	0	345	345

Liabilities:
2.75% Series A Debentures	265,941	281,188	255,727	302,672
2.75% Series B Debentures	243,668	300,781	234,047	305,422
Short-term debt	100,000	100,000	0	0
Deferred acquisition obligations	20,996	20,996	619	619

Fair values were determined as follows:

•

The carrying amounts of time deposits classified as short-term investments, short-term debt, restricted cash and deferred acquisition obligations approximate fair value because of the short-term maturity of these instruments. The time deposits classified as short-term investments are classified as held-to-maturity and are carried at amortized cost.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

(3)    Investments

At December 31, 2011, the Company held $19.9 million of municipal and corporate variable rate demand notes, all of which were classified as available-for-sale. All municipal and corporate variable rate demand notes at December 31, 2011, contain put options of seven days. The Company routinely buys and sells these securities and believes that it has the ability to quickly liquidate them. The Company’s investments in these securities are recorded at fair value and the interest rates reset every seven days. The Company believes we have the ability to tender our variable rate demand notes to the tender agent (agent to the issuer) or issuer at par value plus accrued interest in the event we decide to liquidate our investment in a particular variable rate demand note. At December 31, 2011, all of the Company’s variable rate demand notes were supported by irrevocable direct pay letters of credit from a financial institution that the Company believes to be in good financial condition. As a result of these factors, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments is recorded as interest income. The Company has not recorded any losses relating to municipal or corporate variable rate demand notes.

On October 17, 2011, the Company invested $20.0 million in a 183-day time deposit issued by Credit Agricole Corporate and Investment Bank maturing on April 17, 2012. The investment is classified as held-to-maturity and carried at amortized cost of $20.0 million in the accompanying balance sheet at December 31, 2011.

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

The Company held $58.7 million par value of auction rate securities as of December 31, 2009, with a fair value of $54.2 million. The auction rate securities were secured by pools of student loans guaranteed by state-designated guaranty agencies or monoline insurers or reinsured by the United States government and were senior obligations of the issuers. The Company received full redemptions of these securities, at par, during 2010.

(4)    Accounts Receivable, Net

Accounts receivable at December 31, 2011 and 2010 consist of:

	2011	2010
	(In thousands)
Trade accounts receivable	$310,125	$234,404
Less allowance for sales adjustments and uncollectible accounts	(55,326)	(48,403)

Accounts receivable, net	$254,799	$186,001

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

(5)    Property and Equipment, Net

Property and equipment at December 31, 2011 and 2010 consist of:

	2011	2010
	(In thousands)
Land and improvements	$3,111	$3,111
Building and improvements	25,185	24,128
Medical rental equipment	1,042,806	943,879
Equipment, furniture and other	200,532	197,118

	1,271,634	1,168,236
Less accumulated depreciation	(920,909)	(829,458)

Property and equipment, net	$350,725	$338,778

Depreciation of medical rental equipment was approximately $112.2 million in 2011, $103.8 million in 2010 and $105.8 million in 2009. Accumulated depreciation of medical rental equipment at December 31, 2011 and 2010 was $782.4 million and $701.4 million, respectively.

(6)    Other Intangible Assets

Our other intangible assets, included as a component of other assets, consisted of the following at December 31, 2011 and December 31, 2010 respectively (in thousands):

	2011	2010
Indefinite-lived intangibles:
Tradenames	$6,640	$0

Total indefinite-lived intangibles	$6,640	$0

Definite-lived intangibles:
Tradenames (weighted average remaining life of 14 yrs)	1,920	0
Less accumulated amortization	(117)	0

Tradenames, net	$1,803	$0

Covenants Not-to-Compete (weighted average remaining life of 4 years)	22,406	22,111
Less accumulated amortization	(22,055)	(21,952)

Covenants Not-to-Compete, net	$351	$159

Contractual Relationships (weighted average remaining life of 6 years)	22,690	1,980
Less accumulated amortization	(2,655)	(360)

Contractual Relationships, net	$20,035	$1,620

Technology (weighted average remaining life of 6 years)	230	230
Less accumulated amortization	(68)	(43)

Technology, net	$162	$187

Total definite-lived intangibles, net (weighted average remaining life of 7 years)	22,351	1,966

Other intangibles, net	$28,991	$1,966

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

Amortization expense was $2.6 million, $0.3 million, and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2011 is as follows:

(In thousands)
2012	$3,582
2013	$3,568
2014	$3,555
2015	$3,540
2016	$3,496

(7)    Leases

The Company has non-cancelable lease obligations, primarily for buildings, office equipment and vehicles, that expire over the next five years and may provide for renewal options for periods generally ranging from one year to three years and that require the Company to pay ancillary costs such as maintenance and insurance. Operating lease expense was approximately $52.4 million in 2011, $53.2 million in 2010 and $52.5 million in 2009. Future minimum lease payments under noncancelable operating leases as of December 31, 2011, are as follows:

Operating leases
(In thousands)
2012	$40,897
2013	25,839
2014	13,250
2015	5,603
2016	331
Thereafter	0

Total minimum lease payments	$85,920

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

(8)    Long-Term Obligations

Long-term obligations at December 31, 2011 and 2010 consist of:

	2011	2010
	(In thousands)
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2012	$275,000	$275,000
Unamortized discount	(9,059)	(19,273)
Convertible debt to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2014	275,000	275,000
Unamortized discount	(31,332)	(40,953)
Eurodollar loans under five-year revolving credit agreement bearing annual interest equal to the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus an applicable margin based on the Company’s consolidated leverage ratio (consolidated funded indebtedness to consolidated EBITDA)	100,000	0
Other long-term liabilities	1,710	4,497
Contingent consideration	21,595	0
Unsecured acquisition obligations, net of imputed interest, payable in various installments through 2015	20,996	619

Total long-term obligations	653,910	494,890
Less: current installments	397,132	619

Long-term obligations, excluding current installments	$256,778	$494,271

The Company’s revolving credit agreement with several lenders and Bank of America N.A., as agent, dated September 15, 2011, permits the Company to borrow amounts up to $450.0 million under a five-year revolving credit facility. The revolving credit facility contains a $60.0 million letter of credit sub-facility, which reduces the principal amount available under the facility by the amount of outstanding letters of credit on the sub-facility. As of December 31, 2011, $100.0 million of borrowings was outstanding under the credit facility and $33.8 million in standby letters of credit were issued. The Company pays an annual administration agency fee along with a quarterly facility fee. The facility fee is based on the Company’s consolidated leverage ratio and ranges between 0.175% and 0.275% annually. The leverage ratio is calculated each quarter to determine the applicable interest rate on revolving loans, the letter of credit fee and the facility fee for the following quarter. The revolving credit agreement contains several financial and other negative and affirmative covenants customary in such agreements and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. The financial covenants in the Company’s credit agreement include interest coverage and leverage ratios, as defined in the agreement. The Company’s credit agreement requires compliance with all covenants set forth in the agreement and the Company was in compliance with all covenants as of December 31, 2011. The credit agreement defines the occurrence of certain specified events as events of default which, if not waived by or cured to the satisfaction of the requisite lenders, allow the lenders to take actions against the Company, including termination of commitments under the agreement, acceleration of any unpaid principal and accrued interest in respect of outstanding borrowings, payment of additional cash collateral to be held in escrow for the benefit of the lenders and enforcement of any and all rights and interests created and existing under the credit agreement. Under certain conditions, an event of default may result in an increase in the interest rate (the “Default Rate”) payable by the Company on loans outstanding under the credit facility. The Default Rate is equal to the interest rate (including any applicable percentage as set forth in the agreement) otherwise applicable to such loans plus 2% per annum.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

In the case of a bankruptcy event (as defined in the credit agreement), all commitments automatically terminate and all amounts outstanding under the credit facility become immediately due and payable.

On October 31, 2007, the Company completed the sale of $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and are convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of the Company’s common stock or in a combination of cash and shares of common stock, at the Company’s option. The base conversion rate for the Debentures as of December 31, 2011 is 30.5977 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to a base conversion price of approximately $32.68 per share. In addition, if at the time of conversion the applicable price of the Company’s common stock exceeds the base conversion price, holders of the Series A Debentures and Series B Debentures will receive an additional number of shares of common stock per $1,000 principal amount of the Debentures, as determined pursuant to a specified formula. The Company will have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require the Company to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032, in the case of the Series A Debentures, and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures. Due to the right of the Series A holders to put the securities to us for cash within one year of December 31, 2011, the Company reclassified the Series A Debentures from a long-term obligation to a current liability in the consolidated balance sheet as of December 31, 2011.

The aggregate maturities of long-term obligations for each of the five years subsequent to December 31, 2011 are as follows:

(In thousands)
2012	$406,191
2013	7,494
2014	280,217
2015	394
2016	5
Thereafter	0

$694,301

The Company has estimated the fair value of the liability components of the Series Debentures by calculating the present value of the cash flows of similar liabilities without associated equity components. In performing those calculations, the Company estimated that instruments similar to the Series A and B Debentures without a conversion feature as of the date of issuance would have had 7.0% and 7.4% rates of return (respectively) and expected lives of five and seven years (respectively). These estimated rates of return were

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

based on the Company’s nonconvertible debt borrowing rate at the time of issuance and the expected lives were based on the holder’s put option features embedded in the notes. The initial proceeds from the instruments exceeded the estimated fair value of the liability components, and as a result, the Company reclassified $47.4 million and $67.2 million, respectively, of the carrying value of the Series A and B convertible debentures to equity as of the October 31, 2007 issuance date. These amounts represent the equity components of the proceeds from the debentures. The Company also recognized debt discounts equal to the equity components which are accreted to interest expense over the respective 5 and 7-year terms of the first put option dates specified in the indentures underlying the debentures. The accreted interest plus the cash interest payments based on the stated coupon rates results in interest cost being recognized in the income statement that reflects the interest rates on similar instruments without a conversion feature.

The debt and equity components recognized for our Series A and Series B convertible debentures were as follows (in thousands):

	December 31, 2011		December 31, 2010
	Series A	Series B	Series A	Series B
Principal amount of convertible debentures	$275,000	$275,000	$275,000	$275,000
Unamortized discount	(9,059)	(31,332)	(19,273)	(40,953)

Net carrying amount	265,941	243,668	255,727	234,047
Additional paid-in capital	29,065	41,238	29,065	41,238

At December 31, 2011, the remaining period over which the discount on the liability components will be amortized is 10 months and 34 months for the Series A and Series B convertible debentures, respectively.

The amount of interest expense recognized for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	December 31, 2011		December 31, 2010		December 31, 2009
	Series A	Series B	Series A	Series B	Series A	Series B
Contractual coupon interest	$7,562	$7,562	$7,562	$7,562	$7,562	$7,562
Amortization of discount on convertible debentures	10,214	9,621	9,541	8,954	8,913	8,333

Interest expense	$17,776	$17,183	$17,103	$16,516	$16,475	$15,895

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

(9)    Income Taxes

The tax effects of temporary differences that account for significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	2011	2010
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$10,907	$10,876
Accruals	10,811	11,682
Deferred revenue	4,845	4,822
Stock-based compensation	20,286	19,923
Other	15,505	12,944

	62,354	60,247

Less: Valuation allowance	(132)	(178)

Total deferred tax assets	62,222	60,069

Deferred tax liabilities:
Tax over book intangible asset amortization	(290,274)	(260,783)
Tax over book depreciation	(106,639)	(80,437)
Convertible debt interest	(72,185)	(64,156)
Other	(5,842)	(4,428)

Total deferred tax liabilities	(474,940)	(409,804)

Net deferred tax liabilities	$(412,718)	$(349,735)

At December 31, 2011 and December 31, 2010 the Company had state income tax net operating loss carryforwards of $4.1 million and $3.5 million, respectively. The Company believes that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be fully realized. In recognition of this risk, the Company has provided a valuation allowance of $0.1 million at December 31, 2011 and 2010, on the deferred tax assets relating to these state net operating loss carryforwards. Such deferred tax assets expire between 2012 and 2032 as follows:

(In thousands)
2012 – 2019	$258
2021 – 2027	228
2023 – 2032	3,653

$4,139

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

Income tax expense attributable to operations consists of:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current:
Federal	$44,994	$58,853	$44,923
State	5,091	6,617	4,623
Foreign	14	0	0

Total current	50,099	65,470	49,546

Deferred:
Federal	56,772	46,190	35,046
State	6,211	5,259	2,699
Foreign	0	0	0

Total deferred	62,983	51,449	37,745

Total income tax expense	$113,082	$116,919	$87,291

Total income tax expense allocation:
Income from operations	$113,082	$116,919	$87,291
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(415)	(1,419)	(4,448)

	$112,667	$115,500	$82,843

Total income tax expense differs from the amounts computed by applying a U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Computed “expected” tax expense	$101,620	$104,473	$78,185
State income taxes, net of federal income tax benefit	8,019	8,151	4,760
Permanent differences	5,593	5,183	6,180
Foreign	14	0	0
Other	(2,164)	(888)	(1,834)

Total income tax expense	$113,082	$116,919	$87,291

The Company had gross unrecognized tax benefits, including interest and penalties as of December 31, 2011 and December 31, 2010 of $4.4 million and $4.8 million, respectively, of which $2.9 million and $3.2 million, net of federal tax benefit, if recognized, would favorably affect the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross amount provided for potential interest and penalties at December 31, 2011 totaled $1.3 million and $0.1 million, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

A reconciliation of the beginning and ending balances of the Company’s gross liability for unrecognized tax benefits, excluding the related interest and penalties, at December 31, 2011 and December 31, 2010 is as follows:

	2011	2010
	(In thousands)
Total gross unrecognized tax benefits at beginning of year	$3,328	$4,116
Additions for tax positions related to the current year	392	201
Additions for tax positions related to prior years	104	535
Reductions for tax positions related to prior years	(38)	(574)
Settlements	(279)	(415)
Reductions due to lapse in statute of limitations	(564)	(535)

Total gross unrecognized tax benefits at end of year	$2,943	$3,328

The Company conducts business nationally in the U.S. and in Canada and, as a result, files federal income tax returns and returns in various state and local jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the United States and in Canada. With few exceptions, the Company is no longer subject to U.S. and Canada federal, state and local income tax examinations for years before 2007.

The Company effectively settled examinations with various taxing jurisdictions for $0.3 million and $0.4 million in the years 2011 and 2010, respectively. The Company does not expect that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months but is currently negotiating with two taxing jurisdictions that may result in an increase or decrease in the total amount of unrecognized tax positions in the next twelve months.

The Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. income tax returns through 2010. The U.S. federal statute of limitations remains open for the years 2008 and forward. There are no material disputes for the open tax years. The year 2011 is currently under examination.

(10)    Other Current Liabilities

Other current liabilities at December 31, 2011 and 2010 consist of:

	2011	2010
	(In thousands)
Deferred revenue	$41,395	$39,256
Other current liabilities	12,921	12,245

	$54,316	$51,501

(11)    Stockholders’ Equity

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

December 31, 2011, 2010 and 2009

On May 14, 2010, the Company’s Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend on the Company’s common stock. The additional shares were distributed to stockholders on June 15, 2010. All share and per share information has been adjusted retrospectively for all periods presented to reflect this stock split.

On June 21, 2010, the Company announced that its Board of Directors had approved the initiation of a quarterly cash dividend payable at an annual rate of $0.80 per share of common stock outstanding. Cash dividends declared and paid in 2011 and 2010 totaled $74.9 million and $39.2 million, respectively. The payment of future dividends is dependent on the Company’s future earnings and cash flow and is subject to the discretion of its Board of Directors.

(12)    Stock-Based Compensation

The Company issues stock options and other stock-based awards to key employees and non-employee directors under stock-based compensation plans. The Company also sponsors an employee stock purchase plan.

The Company uses the fair value accounting for stock-based awards granted or modified, which requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company realized excess tax benefits of $0.4 million, $0.8 million, and $39.0 thousand for the years ended December 31, 2011, 2010 and 2009, respectively, and these amounts have been classified as a financing cash inflow as well as an operating cash outflow. Additionally, $4.4 million, $6.5 million and $6.0 million have been included in the change in income taxes payable as an operating cash inflow for the years ended December 31, 2011, 2010 and 2009, respectively.

For the years ended December 31, 2011, 2010 and 2009, the Company recognized total stock-based compensation expenses of $20.8 million, $25.2 million and $25.5 million, respectively, as well as related tax benefits of $4.4 million, $6.7 million and $6.0 million, respectively. All stock-based compensation expenses are recognized using a graded method approach, with substantially all of the expense classified in selling, general and administrative expenses.

Stock Options

The Company has five outstanding stock plans that provide for the grant of options and other stock-based awards to officers, employees and non-employee directors. To date, stock options have been granted with an exercise price equal to the fair value of the stock at the date of grant. Stock options generally have eight to ten year expiration terms and generally vest over one to five years depending on the particular grant. As of December 31, 2011, approximately 2.0 million shares are available for future grant under the Company’s shareholder-approved stock plans. See table below for a summary of individual plans.

	Plan Year
	1998	2000	2001	2004	2007	Total
Reserved	4,500,000	3,000,000	9,750,000	6,000,000	6,000,000	29,250,000
Outstanding	90,000	69,750	1,154,500	3,145,481	1,844,001	6,303,732
Available for grant	0	0	0	154,307	1,880,599	2,034,906

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

The following table summarizes information about stock options outstanding under the plans at December 31, 2011:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$19.79 – $20.38	1,351,500	5.89 years	$20.38	903,500	$20.38
$20.38 – $21.33	1,152,330	0.56 years	21.17	1,152,330	21.17
$21.33 – $26.02	1,306,202	2.90 years	25.84	1,306,202	25.84
$26.02 – $28.22	2,493,700	1.65 years	28.22	2,493,700	28.22

$19.79 – $28.22	6,303,732	2.62 years	$24.76	5,855,732	$25.09

The Company believes that the Black-Scholes valuation model provides a reasonable estimate of the fair value of the Company’s stock options, particularly in view of the absence of any market-based or performance-based vesting conditions attached to those stock options. The Black-Scholes option pricing model requires various inputs including, among other things, an estimate of expected share price volatility. The Company considers the use of both historical and implied volatility assumptions in calculating the fair value of stock options issued. The expected option term is based on historical exercise and post-vesting termination patterns. The expected dividend yield is based on the expected dividend yield, if any, on the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant based on the expected term. The Company did not grant any stock options in 2011 or 2010.

Following are the specific weighted average valuation assumptions for the stock options granted in 2009:

Expected dividend yield	0.00%
Risk-free interest rate	2.41%
Expected volatility	32.72%
Expected term	6 years

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

Stock option activity for the years ended December 31, 2009 through 2011 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	12,486,397	$23.12	2.74	$1,526,570
Exercised in 2009	(2,903,000)	18.89
Cancelled, forfeited or expired in 2009	(2,940,521)	22.50
Options granted in 2009	1,344,000	20.38

Outstanding at December 31, 2009	7,986,876	24.43	4.23	$14,398,197
Exercised in 2010	(1,069,537)	23.88
Cancelled, forfeited or expired in 2010	(5,325)	27.25
Options granted in 2010	0	0.00

Outstanding at December 31, 2010	6,912,014	24.51	3.41	$19,658,512
Exercised in 2011	(596,682)	21.84
Cancelled, forfeited or expired in 2011	(11,600)	27.69
Options granted in 2011	0	0.00

Outstanding at December 31, 2011	6,303,732	$24.76	2.62	$12,469,431

Exercisable at December 31, 2011	5,855,732	$25.09	2.37	$10,081,591

Vested or expected to vest as of December 31, 2011	6,302,970	$24.76	2.62	$12,465,371

Stock options outstanding at December 31, 2011, were 6,303,732. Of those stock options outstanding at December 31, 2011, 5,855,732 were exercisable at December 31, 2011 and 448,000 were unvested. Of the total stock options outstanding at December 31, 2011, 6,302,970 stock options are vested or expected to vest in the future, net of expected cancellations and forfeitures of 762. The intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, amounted to $1.6 million, $6.4 million and $12.5 million, respectively.

Restricted Stock

Under the 2004 and 2007 Stock Plans, employees and non-employee directors may be granted restricted stock at nominal cost to them. Restricted stock is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company’s common stock. Restricted stock may vest upon the employees’ fulfillment of specified performance and/or service-based conditions. In October 2011, the Company granted 252,000 shares of restricted stock, which have service-based conditions, to its non-employee directors. The restrictions will lapse in installments over two years. In February 2011, the Company granted 20,000 shares of restricted stock, which had service based conditions, to an employee. The restrictions lapsed during 2011. In November 2010, the Company granted 40,000 shares of restricted stock, which have service-based conditions, to certain of its non-employee directors. The restrictions lapse in annual installments over two years. In January 2010, the Company granted 542,400 shares of restricted stock, which have service-based conditions, to certain employees. The restrictions lapse in installments over five years. In October 2009, the Company granted 1,425,000 shares of restricted stock, which have service-based conditions, to certain key employees. The restrictions lapse after three years. In October 2009, the Company granted 288,000 shares of restricted stock, which have service-based conditions, to its non-employee directors. The restrictions lapse in

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

annual installments over three years. During the years ended December 31, 2011, 2010 and 2009, the Company recognized $17.9 million, $19.5 million and $16.7 million, respectively, of stock-based compensation expense related to restricted stock.

A summary of the status of unvested restricted stock for the years ended December 31, 2009 through 2011 is presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2008	1,367,775	$22.48
Granted	1,713,000	20.37
Vested	(548,250)	20.11
Forfeited	(25,950)	25.07

Unvested at December 31, 2009	2,506,575	21.53
Granted	582,400	23.76
Vested	(381,025)	22.92
Forfeited	(23,700)	24.67

Unvested at December 31, 2010	2,684,250	21.79
Granted	272,000	23.40
Vested	(384,125)	23.54
Forfeited	(29,136)	24.19

Unvested at December 31, 2011	2,542,989	$21.67

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

During the years ended December 31, 2011, 2010 and 2009, 73,674 shares, 62,739 shares and 93,390 shares, respectively, of common stock were purchased under the Stock Purchase Plan resulting in compensation cost of $0.4 million, $0.3 million and $0.3 million, respectively.

Total Stock-Based Compensation

The following weighted-average per share fair values were determined for stock-based compensation grants or ESPP stock purchases occurring during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Options granted	N/A	N/A	$7.15

Restricted stock awards granted	$23.40	$23.76	$20.37

ESPP stock purchases	$5.27	$5.40	$3.42

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

During the years ended December 31, 2011, 2010 and 2009, the Company received cash of $14.6 million, $26.8 million and $56.0 million, respectively, from employee stock purchases, grants of restricted stock awards and exercises of stock options, and realized related tax benefits of $4.4 million, $6.7 million and $4.4 million, respectively. There were no stock options settled for cash during the years ended December 31, 2011, 2010 and 2009.

As of December 31, 2011, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock amounted to $1.0 million and $17.9 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 0.8 years and 1.2 years, respectively.

The total estimated fair value of stock options vested during 2011, 2010 and 2009 was $3.2 million, $6.1 million and $3.7 million, respectively. The total estimated fair value of restricted stock vested during 2011, 2010 and 2009 was $9.9 million, $8.6 million and $11.0 million, respectively.

The Company issues new shares of common stock to satisfy stock-based awards upon exercise.

(13)    Net Revenues

Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally and state funded programs, which aggregated approximately 61% of net revenues in 2011 and 60% of net revenues in 2010 and 2009.

The following table sets forth a summary of the Company’s net revenues by product category:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Oxygen, respiratory and other chronic therapies	$1,656,040	$1,486,639	$1,398,240
DME, infusion and enteral therapies	191,480	182,566	152,237

Total	$1,847,520	$1,669,205	$1,550,477

Included in net revenues are rental and sale items that comprise approximately 56.0% and 44.0% of total revenues in 2011, approximately 61.5% and 38.5% in 2010, and approximately 63.3% and 36.7% in 2009, respectively.

(14)    Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the Company’s earnings, including exercise of outstanding stock options and non-vested restricted stock. As discussed in Note 8, the conditions for conversion related to the Company’s Convertible Debentures have never been met. Accordingly, there was no impact on diluted earnings per share attributable to assumed conversion. When the exercise of stock options or the inclusion of awards is anti-dilutive, they are excluded from the earnings per common share calculation. For the years ended December 31, 2011, 2010 and 2009, the number of excluded shares underlying anti-dilutive stock options and awards was 2,526,862, 2,712,625, and 13,683,516, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Numerator:
Income available to common stockholders and holders of dilutive securities	$177,311	$181,574	$136,096

Denominator:
Weighted average shares	89,678	95,295	102,114
Effect of dilutive securities:
Stock options and stock awards	2,256	1,835	632

Adjusted weighted average shares	91,934	97,130	102,746

Per share amount:
Basic	$1.98	$1.91	$1.33

Diluted	$1.93	$1.87	$1.32

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

The Company acquired all of the outstanding common stock of eight companies and certain assets of seven businesses in 2011, certain assets of six businesses in 2010 and certain assets of two businesses in 2009. Consideration for the acquisitions generally included cash, deferred acquisition payments (unsecured non-interest bearing) and contingent consideration.

The acquired businesses were similar in nature and had similar economic characteristics to the Company’s existing business. The goodwill of the acquired businesses was allocated to the Company’s single reporting unit.

Each acquisition during 2011, 2010 and 2009 was accounted for as a purchase. The results of operations of the acquired companies are included in the accompanying consolidated statements of operations since the respective dates of acquisition. Each of the acquired companies conducted operations similar to that of the Company. These allocations are inclusive of amounts not yet paid.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

The acquisition date fair values of the total consideration transferred for the acquisitions described above were as follows:

	2011	2010	2009
	(In thousands)
Cash consideration, net of cash acquired (1)	$108,247	$11,375	$5,077
Contingent consideration	21,595	4,195	6,070
Deferred acquisition obligations	24,213	3,438	563

	$154,055	$19,008	$11,710

(1)	Included in 2011 is $2.8 million related to an acquisition closed in December 2010 and paid in January 2011.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition dates for the acquisitions described above:

	2011	2010	2009
	(In thousands)
Current assets, net of cash acquired	$14,218	$697	$3
Property and equipment	6,854	4,817	83
Intangible assets	29,565	85	260
Goodwill	131,900	14,661	11,398
Assumption of liabilities	(26,993)	(265)	(23)
Deferred revenue	(1,489)	(987)	(11)

	$154,055	$19,008	$11,710

The results of the 2011 acquisitions have been included in the Company’s financial statements from the acquisition dates forward and were not significant for 2011. Pro forma information for the comparable period of 2010 would not be materially different from amounts reported.

(16)    Contingencies

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

December 31, 2011, 2010 and 2009

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

(17)    Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial results for the years ended December 31, 2011 and 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2011:
Net revenues	$431,567	$449,033	$474,758	$492,162

Operating income	$84,624	$80,081	$80,380	$83,026

Net income	$46,377	$42,765	$43,614	$44,555

Income per common share:
Basic	$0.50	$0.46	$0.49	$0.52

Diluted	$0.49	$0.45	$0.48	$0.51

2010:
Net revenues	$410,040	$418,366	$418,673	$422,126

Operating income	$80,859	$85,152	$83,685	$84,485

Net income	$43,636	$46,415	$45,452	$46,071

Income per common share:
Basic	$0.46	$0.48	$0.48	$0.49

Diluted	$0.45	$0.47	$0.47	$0.48

(18)    Subsequent Event

On January 3, 2012, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.20 per share which was paid on January 31, 2012 to stockholders of record as of January 17, 2012. The total dividend paid was $17.4 million.

SCHEDULE II

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Expenses	Net Sales Adjustments and Other		Deductions		Balance at End of Period
	(In thousands)
Year Ended December 31, 2011
Deducted from asset accounts:
Allowance for sales adjustments and uncollectible accounts	$48,403	$36,950	$10,081	(1)	$40,108	(2)	$55,326

Year Ended December 31, 2010
Deducted from asset accounts:
Allowance for sales adjustments and uncollectible accounts	$41,560	$31,849	$0	(1)	$25,006	(2)	$48,403

Year Ended December 31, 2009
Deducted from asset accounts:
Allowance for sales adjustments and uncollectible accounts	$47,071	$23,257	$(5,894	)(1)	$22,874	(2)	$41,560

(1)	To record net sales adjustments and allowances on business combinations.

(2)	To record write-offs, net of recoveries.

S-1

INDEX OF EXHIBITS

Exhibit Number	Exhibit
3.10(B)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.
3.11(B)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.
3.20(P)	Amended and Restated By-Laws of Lincare Holdings Inc.
4.1(F)	Lincare Holdings Inc. Indenture dated as of June 11, 2003
4.2(F)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003
10.1(C)	Lincare Holdings Inc. 1998 Stock Plan
10.2(C)	Lincare Holdings Inc. 2000 Stock Plan
10.3(G)	Amended Lincare Holdings Inc. 2001 Stock Plan
10.4(H)	Lincare Holdings Inc. 2004 Stock Plan
10.5(J)	Lincare Holdings Inc. 2007 Stock Plan
10.6(E)	Lincare Inc. 401(k) Plan
10.7(A)	Employee Stock Purchase Plan
10.8(M)	2009 Employee Stock Purchase Plan
10.9(N)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and John P. Byrnes dated October 1, 2009
10.10(N)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and Shawn S. Schabel dated October 1, 2009
10.11(N)	Non-Qualified Stock Option Agreement between Lincare Holdings Inc. and Paul G. Gabos dated October 1, 2009
10.12(N)	Restricted Stock Agreement between Lincare Holdings Inc. and John P. Byrnes dated October 1, 2009
10.13(N)	Restricted Stock Agreement between Lincare Holdings Inc. and Shawn S. Schabel dated October 1, 2009
10.14(N)	Restricted Stock Agreement between Lincare Holdings Inc. and Paul G. Gabos dated October 1, 2009
10.15(Q)	Restricted Stock Agreement between Lincare Holdings Inc. and John P. Byrnes dated February 10, 2012
10.16(Q)	Restricted Stock Agreement between Lincare Holdings Inc. and Shawn S. Schabel dated February 10, 2012
10.17(D)	Form of Executive Employment Agreement dated December 15, 2001
10.18(I)	Executive Employment Agreements dated November 15, 2004
10.19(L)	Second Amended Executive Employment Agreements dated December 28, 2007
10.20(N)	Third Amended Executive Employment Agreements dated October 1, 2009
10.21(Q)	Fourth Amended Executive Employment Agreements dated February 10, 2012
10.22(A)	Form of Non-employee Director Stock Option Agreement
10.23(A)	Form of Non-qualified Stock Option Agreement
10.24(O)	Credit Agreement with Bank of America, N.A. as Agent and Credit Agricole Corporate and Investment Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents and U.S. Bank National Association and RBS Citizens, National Association, as Co-Documentation Agents dated September 15, 2011
10.25(K)	First Amendment to Credit Agreement dated October 31, 2007
10.26(K)	Registration Rights Agreement dated October 31, 2007
10.27(K)	Indenture Between Lincare Holdings Inc. and U.S. Bank National Association dated October 31, 2007
10.28(K)	Indenture Between Lincare Holdings Inc. and U.S. Bank National Association dated October 31, 2007
12.1	Computation of Ratio of Earnings to Fixed Charges

S-2

Exhibit Number	Exhibit
21.1	List of Subsidiaries of Lincare Holdings Inc.
23.1	Consent of KPMG LLP
24.1	Special Powers of Attorney
31.1	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

A	Incorporated by reference to the Registrant’s Form 10-K dated March 26, 1998.

B	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.

C	Incorporated by reference to the Registrant’s Form 10-K dated March 29, 2001.

D	Incorporated by reference to the Registrant’s Form 10-K dated March 28, 2002.

E	Incorporated by reference to the Registrant’s Form 10-Q dated May 13, 2002.

F	Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.

G	Incorporated by reference to the Registrant’s Form 10-Q dated August 14, 2003.

H	Incorporated by reference to the Registrant’s Form DEF 14-A dated April 22, 2004.

I	Incorporated by reference to the Registrant’s Form 8-K dated November 18, 2004.

J	Incorporated by reference to the Registrant’s Form DEF 14-A dated April 5, 2007.

K	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2007.

L	Incorporated by reference to the Registrant’s Form 8-K dated January 3, 2008.

M	Incorporated by reference to the Registrant’s Form DEF 14-A dated April 1, 2009.

N	Incorporated by reference to the Registrant’s Form 8-K dated October 5, 2009.

O	Incorporated by reference to the Registrant’s Form 8-K dated September 19, 2011.

P	Incorporated by reference to the Registrant’s Form 8-K dated December 21, 2010.

Q	Incorporated by reference to the Registrant’s Form 8-K dated February 14, 2012

*	Furnished herewith

S-3