Form 10-Q
period 2012-03-31
LINCARE HOLDINGS INC
filed 2012-05-03
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2012

Common Stock, $0.01 par value	86,355,828

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$29,159	$15,028
Short-term investments	39,948	39,939
Accounts receivable, net	311,357	254,799
Income tax receivable	0	4,903
Inventories	16,736	17,916
Prepaid and other current assets	9,014	9,609

Total current assets	406,214	342,194

Property and equipment, net	350,802	350,725
Goodwill	1,402,056	1,389,965
Other	33,438	34,776

Total assets	$2,192,510	$2,117,660

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of long-term obligations	$463,536	$397,132
Accounts payable	49,578	53,294
Accrued expenses:
Compensation and benefits	23,461	33,142
Liability insurance	20,227	19,990
Income taxes payable	18,753	0
Other current liabilities	57,815	54,316
Deferred income taxes	4,196	8,769

Total current liabilities	637,566	566,643

Long-term obligations, excluding current installments	263,438	256,778
Deferred income taxes and other taxes	418,686	408,325

Total liabilities	1,319,690	1,231,746

Commitments and contingencies:
Stockholders’ equity:
Common stock	864	870
Additional paid-in capital	713,051	707,080
Retained earnings	158,953	177,964
Accumulated other comprehensive income (loss)	(48)	0

Total stockholders’ equity	872,820	885,914

Total liabilities and stockholders’ equity	$2,192,510	$2,117,660

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended
	March 31, 2012	March 31, 2011

Net revenues	$500,878	$431,567

Costs and expenses:
Cost of goods and services	163,529	124,209
Operating expenses	114,982	101,907
Selling, general and administrative expenses	93,396	82,879
Bad debt expense	10,018	8,631
Depreciation and amortization expense	32,552	29,317

	414,477	346,943

Operating income	86,401	84,624

Other income (expense):
Interest income	114	203
Interest expense	(10,324)	(9,258)

	(10,210)	(9,055)

Income before income taxes	76,191	75,569
Income tax expense	29,791	29,192

Net income	$46,400	$46,377

Basic earnings per common share	$0.55	$0.50

Diluted earnings per common share	$0.54	$0.49

Dividends declared per common share	$0.20	$0.20

Weighted average number of common shares outstanding	83,763	92,978

Weighted average number of common shares and common share equivalents outstanding	86,172	95,466

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For The Three Months Ended
	March 31, 2012	March 31, 2011

Net income	$46,400	$46,377
Other comprehensive income (loss):
Foreign currency translation adjustment	(48)	0

Comprehensive income	$46,352	$46,377

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income	$46,400	$46,377
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	10,018	8,631
Depreciation and amortization expense	32,552	29,317
Net gain on disposal of property and equipment	(50)	(3)
Loss on foreign currency fluctuations	9	0
Amortization of debt issuance costs	477	442
Amortization of discount on bonds payable	5,179	4,829
Stock-based compensation expense	5,516	5,521
Deferred income taxes	5,703	13,722
Change in assets and liabilities net of effects of acquired businesses:
Accounts receivable	(66,154)	(34,533)
Inventories	1,434	207
Prepaid and other assets	620	(1,181)
Accounts payable	(3,601)	910
Accrued expenses and other current liabilities	(6,062)	(5,489)
Income taxes payable	23,702	15,145
Long-term obligations	26	(2,565)

Net cash provided by operating activities	55,769	81,330

Cash flows from investing activities:
Proceeds from sale of property and equipment	106	6
Capital expenditures	(31,075)	(24,012)
Purchases of investments	(1,040)	(20,000)
Sales and maturities of investments	1,031	20,000
Business acquisitions, net of cash acquired	(12,441)	(20,597)
Cash restricted for future payments	0	345

Net cash used in investing activities	(43,419)	(44,258)

Cash flows from financing activities:
Net proceeds from revolving credit line	70,000	0
Payments of principal on debt and long-term obligations	(3,152)	(515)
Payments of cash dividends	(17,403)	(19,253)
Proceeds from exercise of stock options and issuance of common shares	2,392	2,098
Payments to acquire treasury stock	(49,999)	(49,998)

Net cash provided by (used in) financing activities	1,838	(67,668)

Effect of exchange rate changes on cash and equivalents	(57)	0

Net increase (decrease) in cash and cash equivalents	14,131	(30,596)
Cash and cash equivalents, beginning of period	15,028	164,203

Cash and cash equivalents, end of period	$29,159	$133,607

Supplemental disclosure of cash flow information:
Cash paid for interest	$575	$0

Cash paid for income taxes	$301	$613

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

Basis of Presentation: The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles accepted in the United States for interim financial information and with the instructions to Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes to the financial statements of Lincare Holdings Inc. and Subsidiaries on Form 10-K for the fiscal year ended December 31, 2011. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Concentration of Credit Risk: The Company’s revenues are generated through locations in 48 states in the United States and Canada. The Company generally does not require collateral or other security in extending credit to customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally and state funded programs, which represented approximately 61% and 59% of net revenues for the three months ended March 31, 2012 and 2011, respectively. The exclusion of the Company from participating in state and federally funded programs would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

Self-Insurance Risk: The Company is subject to workers’ compensation, professional liability, auto liability and employee health benefit claims, which are primarily self-insured. However, the Company maintains certain stop-loss and other insurance coverage which it believes to be appropriate. Provisions for estimated settlements relating to these self-insured liabilities are provided in the period of the related claims on a case-by-case basis plus an amount for incurred but not reported claims. Differences between the amounts accrued and subsequent settlements are recorded in operations in the period of settlement.

Revenue Recognition and Accounts Receivable: The Company’s revenues are recognized on an accrual basis in the period in which services and related products are provided to customers and are recorded at net realizable amounts expected to be paid by customers and third-party payors. The Company’s billing system contains payor-specific price tables that reflect the fee schedule amounts in effect or contractually agreed upon by various government and commercial payors for each item of equipment or supply provided to a customer. The Company has established an allowance to account for sales adjustments that result from differences between the payment amount received and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

expected realizable amount are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to the Company’s collection procedures. The Company reports revenues in its financial statements net of such sales adjustments.

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

The Company recognizes revenue at the time the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products and/or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such sales adjustments are typically identified and recorded by the Company at the point of cash application, claim denial or account review. Included in accounts receivable are earned but unbilled accounts receivable from earned revenues. Unbilled accounts receivable represent charges for equipment and supplies delivered to customers for which invoices have not yet been generated by the Company’s billing system. Prior to the delivery of equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured. Once the items are delivered, unbilled accounts receivable are recorded at net amounts expected to be paid by customers and third-party payors. Billing delays, generally ranging from several days to several weeks, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources as well as interim transactions occurring between cycle billing dates established for each customer within the billing system, and business acquisitions awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payor does not accept the claim, the customer may be responsible for payment for the products or services. Accounts receivable are reported net of allowances for sales adjustments and uncollectible accounts. Sales adjustments are recorded against revenues and result from differences between the payment amount received and the expected realizable amount. Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payor’s inability or refusal to pay.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net Revenues: The following table sets forth, for the periods indicated, a summary of the Company’s net revenues by product category:

	For The Three Months Ended March 31,
	2012	2011
	(In thousands)
Respiratory and other chronic therapies	$449,544	$386,020
DME, infusion and enteral therapies	51,334	45,547

Total	$500,878	$431,567

Included in net revenues in the three months ended March 31, 2012 are rental items that comprise approximately 54.1% of total revenues and sale items that comprise approximately 45.9% of total revenues. Included in net revenues in the three months ended March 31, 2011 are rental items that comprise approximately 59.3% of total revenues and sale items that comprise approximately 40.7% of total revenues.

Sales and Certain Other Taxes: In its consolidated financial statements, the Company accounts for taxes imposed on revenue-producing transactions by government authorities on a net basis, and accordingly, excludes such taxes from net revenues. Such taxes include, but are not limited to, sales, use, privilege and excise taxes.

Cost of Goods and Services: Cost of goods and services includes the cost of medical equipment (excluding depreciation of $29.1 million and $26.8 million for the three-month periods in 2012 and 2011, respectively), drugs and supplies sold to patients and certain operating costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $13.9 million for the three-month period ended March 31, 2012. For the three-month period of 2011, such costs amounted to $13.9 million. Included in cost of goods and services in the three-month period ended March 31, 2012 are salary and related expenses of pharmacists and other service professionals of approximately $3.1 million. Such salary and related expenses for the three-month period ended March 31, 2011 were $2.8 million.

Operating Expenses: The Company manages 1,091 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSRs” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSR’s and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the interim periods of 2012 and 2011 within these major categories were as follows:

Operating Expenses (in thousands)	For The Three Months Ended March 31,
	2012	2011

Salary and related	$74,717	$66,430

Facilities	16,410	15,765

Vehicles	15,020	12,664

General supplies/miscellaneous	8,835	7,048

Total	$114,982	$101,907

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Included in operating expenses during the three-month period ended March 31, 2012 are salary and related expenses for Service Reps in the amount of $28.9 million. Such salary and related expenses for the three-month period ended March 31, 2011 were $27.6 million.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three-month period ended March 31, 2012 are salary and related expenses of $69.4 million. These salary and related expenses include the cost of the Company’s respiratory therapists for the three-month period ended March 31, 2012 of $17.7 million. Included in SG&A during the three-month period ended March 31, 2011 are salary and related expenses of $62.2 million. These salary and related expenses include the cost of the Company’s respiratory therapists for the three-month period ended March 31, 2011 of $16.6 million. The Company’s respiratory therapists generally provide non-reimbursable clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s prescribed plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Comprehensive Income: Total comprehensive income and the components of other comprehensive income (loss) are presented in the Condensed Consolidated Statements of Comprehensive Income. Other comprehensive income (loss) is composed of foreign currency translation effects.

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

reduced for many instruments. This condition has caused, and in the future may cause, the Company’s financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the three-month period ended March 31, 2012 and 2011, the Company did not have any reclassifications in levels.

Fair value measurements are prepared under the direction of the Chief Financial Officer and the Corporate Controller by Company personnel who have knowledge and experience in financial accounting and financial valuation. In situations where additional expertise is required the Company will engage independent valuation professionals. In all cases the valuations are those of management. Valuations are prepared on a quarterly basis and variances from prior valuations are analyzed by contributing factors including timing and/or amount of cash flows, discount rates and other underlying inputs. Unobservable inputs are developed and substantiated by reviewing trends in economic and other factors.

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

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration liability are growth rates and discount rates. Significant decreases in growth rates, or significant increases in discount rates, in isolation would result in a significantly lower fair value measurement. Generally, a change in the assumption used for growth rates should be accompanied by a change in the assumption for discount rates in the same direction as excessively fast growth increases the risk of achieving the projections. The effects of these changes partially offset each other.

The following tables report quantitative information for fair value measurements categorized within Level 3 of the fair value hierarchy at March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012

Description	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Contingent consideration	$21,595	Discounted	Growth Rate	4.0% - 30.0%	17.0%
		Cash Flow	Discount Rate	1.0% - 15.0%	8.0%

December 31, 2011

Description	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Contingent consideration	$21,595	Discounted	Growth Rate	4.0% - 12.0%	8.0%
		Cash Flow	Discount Rate	1.0% - 15.0%	8.0%

Contingent consideration of $9.6 million, $10.9 million and $1.1 million was recognized in connection with business acquisitions in February 2011, June 2011 and September 2011, respectively, totaling $21.6 million at December 31, 2011. At March 31, 2012, the amounts recognized for these contingent consideration arrangements, the range of outcomes, and the assumptions used to develop the estimates have been updated to reflect current results.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the valuation of the Company’s financial assets and liabilities as of March 31, 2012 and December 31, 2011, measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Fair Value
March 31, 2012
Assets
Money Market Funds (1)	$52	$0	$0	$52
Variable Rate Demand Notes (2)	0	19,948	0	19,948

Total assets measured at fair value	$52	$19,948	$0	$20,000

Liabilities
Acquisition-related contingent consideration-short-term (3)	$0	$0	$6,363	$6,363
Acquisition-related contingent consideration-long-term (4)	0	0	15,232	15,232

Total liabilities measured at fair value	$0	$0	$21,595	$21,595

	Level 1	Level 2	Level 3	Fair Value
December 31, 2011
Assets
Money Market Funds (1)	$67	$0	$0	$67
Variable Rate Demand Notes (2)	0	19,939	0	19,939

Total assets measured at fair value	$67	$19,939	$0	$20,006

Liabilities
Acquisition-related contingent consideration-short-term (3)	$0	$0	$10,483	$10,483
Acquisition-related contingent consideration-long-term (4)	0	0	11,112	11,112

Total liabilities measured at fair value	$0	$0	$21,595	$21,595

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.
(2)	Included in short-term investments in the accompanying consolidated balance sheets. The interest rates on the variable rate demand notes (“VRDN’s”) reset every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days notice. Therefore, the investments are held at cost, which approximates fair value, and are classified as available-for-sale short-term investments on the accompanying consolidated balance sheets. VRDN’s are generally valued using published interest rates for instruments with similar terms and maturities, and, accordingly, are classified as Level 2 instruments of the fair value hierarchy. The Company believes the recorded values of its VRDN’s approximate their fair values because of their nature and relatively short maturity dates or durations. The payment of principal and interest on the VRDN’s held by the Company is guaranteed by letters of credit from the issuing financial institution.
(3)	Included in current installments of long-term obligations in the accompanying consolidated balance sheets.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(4)	Included in long-term obligations, excluding current installments in the accompanying consolidated balance sheets.

There were no changes in the estimated fair values of the Company’s financial liabilities that are measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2012.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

(In thousands)	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Short-term investments – held to maturity	$20,000	$20,000	$20,000	$20,000

Liabilities:
2.75% Series A Debentures	268,605	283,250	265,941	281,188
2.75% Series B Debentures	246,183	304,734	243,668	300,781
Short-term debt	170,000	170,000	100,000	100,000
Deferred acquisition obligations	18,855	18,855	20,996	20,996

Fair values were determined as follows:

•

The carrying amounts of time deposits classified as short-term investments and short-term debt approximate fair value because of the short-term maturity of these instruments. These instruments are categorized under Level 2 of the fair value hierarchy. The time deposits classified as short-term investments are classified as held-to-maturity and are carried at amortized cost.

•	The carrying amount of deferred acquisition obligations approximate fair value because of their short-term maturity. They are categorized under Level 3 of the fair value hierarchy.

•

The fair value of the Series A and Series B Debentures are estimated based on several standard market variables, including the Company’s stock price, yield to put/call through conversion and yield to maturity. These instruments are classified under Level 2 of the fair value hierarchy.

•

The Company believes that the recorded values of all of its other financial instruments approximate their fair values because of their nature and respective relatively short maturity dates or durations.

•	Deferred acquisition obligations exclude acquisition-related contingent consideration measured at fair value using Level 3 inputs.

Note 3. Investments

At March 31, 2012 and December 31, 2011, the Company held $19.9 million of municipal and corporate variable rate demand notes, all of which were classified as available-for-sale. All municipal and corporate variable rate demand notes at March 31, 2012 and December 31, 2011 contain put options of seven days. The Company routinely buys and sells these securities and believes that it has the ability to quickly liquidate them. The Company’s investments in these securities are recorded at fair value and the interest rates reset every seven days. The Company believes it has the ability to tender its variable rate demand notes to the tender agent (agent to the issuer) or issuer at par value plus accrued interest in the event it decides to liquidate its investment in a particular variable rate demand note. At March 31, 2012 and December 31, 2011, all of the Company’s variable rate demand notes were supported by irrevocable direct pay letters

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of credit from a financial institution that the Company believes to be in good financial condition. As a result of these factors, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments is recorded as interest income. The Company has not recorded any losses relating to municipal or corporate variable rate demand notes.

On October 17, 2011, the Company invested $20.0 million in a 183-day time deposit issued by Credit Agricole Corporate and Investment Bank maturing on April 17, 2012. The investment is classified as held-to-maturity and carried at amortized cost of $20.0 million in the accompanying balance sheet at March 31, 2012.

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

During the three-month period ended March 31, 2012, the Company acquired the business of six companies. During the three-month period ended March 31, 2011, the Company acquired the business of one company.

The acquisition date fair value of the total consideration transferred for the 2012 acquisitions was $15.3 million, which consisted of the following:

(In thousands)
Cash consideration, net of cash acquired	$12,441
Deferred acquisition obligations	2,865

$15,306

The following table summarizes the fair values of the assets and liabilities assumed based on preliminary estimates that are subject to change in 2012 upon completion of the final valuation analyses.

(In thousands)
Current assets, net of cash acquired	$599
Property and equipment	826
Intangible assets	55
Goodwill	14,027
Deferred revenue	(201)

$15,306

The results of the 2012 acquisitions have been included in the Company’s financial statements from the acquisition date forward and were not significant for the first three months of 2012. Pro forma information for the comparable period of 2011 would not be materially different from amounts reported.

Note 5. Accounts Receivable, Net

Accounts receivable, net at March 31, 2012 and December 31, 2011 consist of:

	March 31, 2012	December 31, 2011
	(In thousands)
Trade accounts receivable	$367,692	$310,125
Less allowance for sales adjustments and uncollectible accounts	(56,335)	(55,326)

Accounts receivable, net	$311,357	$254,799

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Property and Equipment, Net

Property and equipment, net at March 31, 2012 and December 31, 2011 consist of:

	March 31, 2012	December 31, 2011
	(In thousands)
Property and equipment at cost	$1,298,105	$1,271,634
Less accumulated depreciation	(947,303)	(920,909)

Property and equipment, net	$350,802	$350,725

Note 7. Other Current Liabilities

Other current liabilities at March 31, 2012 and December 31, 2011 consist of:

	March 31, 2012	December 31, 2011
	(In thousands)
Deferred revenue	$42,058	$41,395
Other current liabilities	15,757	12,921

Other current liabilities	$57,815	$54,316

Note 8. Long-Term Obligations

Long-term obligations at March 31, 2012 and December 31, 2011 consist of:

	March 31, 2012	December 31, 2011
	(In thousands)
Series A convertible debentures to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2012	$275,000	$275,000
Unamortized discount	(6,395)	(9,059)
Series B convertible debentures to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2014	275,000	275,000
Unamortized discount	(28,817)	(31,332)
Eurodollar loans under five-year revolving credit agreement bearing annual interest equal to the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus an applicable margin based on the Company’s consolidated leverage ratio (consolidated funded indebtedness to consolidated EBITDA)	170,000	100,000
Other long-term obligations	1,736	1,710
Contingent consideration	21,595	21,595
Unsecured acquisition obligations, net of imputed interest, payable in various installments through 2015	18,855	20,996

Total long-term obligations	726,974	653,910
Less: current installments	463,536	397,132

Long-term obligations, excluding current installments	$263,438	$256,778

The Company’s revolving credit agreement with several lenders and Bank of America N.A., as agent, dated September 15, 2011, permits the Company to borrow amounts up to $450.0 million under a five-year revolving credit facility. The revolving credit facility contains a $60.0 million letter of credit sub-facility, which reduces the principal amount available under the facility by the amount of outstanding letters of credit on the sub-facility. As of March 31, 2012, $170.0 million of borrowings was outstanding under the credit facility and $36.8 million in standby letters of credit were issued. The Company pays an annual administration agency fee along with a quarterly facility fee. The facility fee

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

is based on the Company’s consolidated leverage ratio and ranges between 0.175% and 0.275% annually. The leverage ratio is calculated each quarter to determine the applicable interest rate on revolving loans, the letter of credit fee and the facility fee for the following quarter. The revolving credit agreement contains several financial and other negative and affirmative covenants customary in such agreements and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. The financial covenants in the Company’s credit agreement include interest coverage and leverage ratios, as defined in the agreement. The Company’s credit agreement requires compliance with all covenants set forth in the agreement and the Company was in compliance with all covenants as of March 31, 2012. The credit agreement defines the occurrence of certain specified events as events of default which, if not waived by or cured to the satisfaction of the requisite lenders, allow the lenders to take actions against the Company, including termination of commitments under the agreement, acceleration of any unpaid principal and accrued interest in respect of outstanding borrowings, payment of additional cash collateral to be held in escrow for the benefit of the lenders and enforcement of any and all rights and interests created and existing under the credit agreement. Under certain conditions, an event of default may result in an increase in the interest rate (the “Default Rate”) payable by the Company on loans outstanding under the credit facility. The Default Rate is equal to the interest rate (including any applicable percentage as set forth in the agreement) otherwise applicable to such loans plus 2% per annum. In the case of a bankruptcy event (as defined in the credit agreement), all commitments automatically terminate and all amounts outstanding under the credit facility become immediately due and payable.

On October 31, 2007, the Company completed the sale of $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and are convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of the Company’s common stock or in a combination of cash and shares of common stock, at the Company’s option. The base conversion rate for the Debentures as of March 31, 2012 is 30.5977 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to a base conversion price of approximately $32.68 per share. In addition, if at the time of conversion the applicable price of the Company’s common stock exceeds the base conversion price, holders of the Series A Debentures and Series B Debentures will receive an additional number of shares of common stock per $1,000 principal amount of the Debentures, as determined pursuant to a specified formula. The Company will have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require the Company to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032, in the case of the Series A Debentures, and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures. Due to the right of the Series A holders to put the securities to the Company for cash within one year of the March 31, 2012 and December 31, 2011 consolidated balance sheet dates, the Series A Debentures are classified as current liabilities in the accompanying consolidated balance sheets.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The debt and equity components recognized for the Series A and Series B convertible debentures were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Series A	Series B	Series A	Series B

Principal amount of convertible debentures	$275,000	$275,000	$275,000	$275,000
Unamortized discount	(6,395)	(28,817)	(9,059)	(31,332)
Net carrying amount	268,605	246,183	265,941	243,668
Additional paid-in capital	29,065	41,238	29,065	41,238

At March 31, 2012, the remaining period over which the discount on the liability components will be amortized is 7 months and 31 months for the Series A and Series B convertible debentures, respectively.

The amount of interest expense recognized for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	March 31, 2012		March 31, 2011
	Series A	Series B	Series A	Series B

Contractual coupon interest	$1,891	$1,891	$1,891	$1,891
Amortization of discount on convertible debentures	2,664	2,515	2,488	2,341

Interest expense	$4,555	$4,406	$4,379	$4,232

Note 9. Income Taxes

In the normal course of business the Company is subject to examination by taxing authorities throughout the United States and in Canada. With few exceptions, the Company is no longer subject to U.S. and Canada federal, state and local income tax examinations for years before 2008.

The Company effectively settled an examination with a taxing jurisdiction for $2.8 million during the first quarter of 2012 and continues to negotiate with another tax jurisdiction that may result in an increase in the amount of unrecognized tax positions in the next twelve months.

The Company does not expect that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months. The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Internal Revenue Service has completed its examination of the Company’s U.S. income tax returns through 2010. The U.S. federal statute of limitations remains open for the years 2008 and forward. There are no material disputes for the open tax years. The years 2011 and 2012 are currently under examination.

Note 10. Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution of securities that could share in the Company’s earnings, including exercise of outstanding stock options and non-vested restricted stock. As discussed in Note 8, the conditions for conversion related to the Company’s Convertible Debentures have never been met. Accordingly, there was no impact on diluted earnings per share attributable to assumed conversion. When the exercise of stock options or the inclusion of awards would be anti-dilutive, they are excluded from the earnings per common share calculation. For the three months ended March 31, 2012, the number of excluded shares underlying anti-dilutive stock options and awards was 2,479,630. For the three months ended March 31, 2011, there were no excluded shares underlying anti-dilutive stock options and awards.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Numerator:
Income available to common stockholders and holders of dilutive securities	$46,400	$46,377

Denominator:
Weighted average shares	83,763	92,978
Effect of dilutive securities:
Incremental shares under stock compensation plans	2,409	2,488

Adjusted weighted average shares	86,172	95,466

Per share amount:

Basic	$0.55	$0.50

Diluted	$0.54	$0.49

Note 11. Stock-Based Compensation

For the three months ended March 31, 2012 and 2011, the Company recognized total stock-based compensation expense of $5.5 million in each period as well as related tax benefits of $1.0 million and $1.4 million, respectively. All stock-based compensation expenses are recognized using a graded method approach and are either classified within operating expenses or selling, general and administrative expenses on the accompanying condensed consolidated statements of operations, with substantially all of the expense being in selling, general and administrative expenses.

Stock Options

Stock option activity for the three months ended March 31, 2012 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	6,303,732	$24.76

Options granted in 2012	0	$0.00

Exercised in 2012	(95,000)	$21.11

Cancelled/forfeited/expired in 2012	(21,900)	$28.22

Outstanding at March 31, 2012	6,186,832	$24.80	2.42	$12,554,790

Exercisable at March 31, 2012	5,738,832	$25.15	2.16	$10,090,790

Vested or expected to vest in the future as of March 31, 2012	6,186,294	$24.80	2.42	$12,551,883

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Of the stock options outstanding at March 31, 2012, options for 5,738,832 shares were exercisable and options for 448,000 shares were unvested. Of the total stock options outstanding at March 31, 2012, 6,186,294 were vested or expected to vest in the future, net of expected cancellations and forfeitures of 538. The intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 amounted to $0.5 million and $0.2 million, respectively.

As of March 31, 2012, the total remaining unrecognized compensation cost related to unvested stock options amounted to $0.7 million, which will be amortized over the weighted-average remaining requisite service period of 0.6 years.

Restricted Stock

The following table summarizes information about restricted stock activity for the three months ended March 31, 2012:

	Shares	Weighted- Average Grant Date Fair Value Per Share

Unvested at December 31, 2011	2,542,989	$21.67

Granted	1,113,500	$25.46

Vested	0	$00.00

Forfeited	(19,624)	$23.96

Unvested at March 31, 2012	3,636,865	$22.82

As of March 31, 2012, the total remaining unrecognized compensation cost related to restricted stock amounted to $41.7 million, which will be amortized over the weighted-average remaining requisite service period of 1.7 years.

Note 12. Subsequent Event

On April 2, 2012, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.20 per share which was paid on April 30, 2012 to stockholders of record as of April 16, 2012. The total dividend paid was $17.3 million.

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

PPACA was signed into law on March 23, 2010. Together with the Health Care and Education Reconciliation Act of 2010 (signed into law on March 30, 2010) which amended the statute, PPACA is a comprehensive health care law that is intended to expand access to health insurance, reform the health insurance market to provide additional consumer protections, and improve the health care delivery system to reduce costs and produce better outcomes through a combination of cost controls, subsidies and mandates. Among other things, PPACA:

(1)	Introduced a productivity adjustment factor that is applied to Medicare price updates (covered item updates) for 2011 and each subsequent year. Specifically, Medicare payment amounts are updated each year by the percentage increase in the consumer price index for all urban consumers (CPI-U) for the 12-month period ending with June of the previous year, reduced by a productivity adjustment (as projected by the Secretary of Health and Human Services). The application of the productivity adjustment may result in the covered item update being negative for a year, and may result in payment rates being less than such payment rates for the preceding year. The covered item update for Medicare items subject to the update and furnished in 2012, net of the productivity adjustment has been established at positive 2.4%.

(2)	Made adjustments to the Medicare DME Competitive Acquisition Program (“competitive bidding”). PPACA expands the DME competitive bidding program to 100 markets from 79 markets under prior law. PPACA also added a requirement to expand competitive bidding further to additional geographic markets (certain markets may be excluded at the discretion of CMS) or use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

(3)	Made important changes to key fraud and abuse statutes and increased funding for fraud and abuse enforcement. PPACA increased funding for program integrity initiatives, improved screening of providers and suppliers before and after granting Medicare billing privileges and established new and enhanced penalties and procedures to deter fraud and abuse. PPACA also specifically added a requirement that physician orders for covered items of DME must be written by a physician and must document that a physician, a physician assistant, a nurse practitioner, or a clinical nurse specialist had a face-to-face encounter (including through the use of telehealth) with the individual involved during the six-month period preceding such written order, or other reasonable timeframe as determined by the Secretary of Health and Human Services.

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

The MIPPA legislation imposed a 9.5% reduction in Medicare payment rates for certain specified product categories, including oxygen, effective January 1, 2009. In addition to the 9.5% reduction, the Centers for Medicare and Medicaid Services (“CMS”), as required by statute, subjected the monthly payment amount for stationary oxygen equipment to additional cuts of 2.3%, thereby reducing the monthly payment rate from $199.28 in 2008 to $175.79 in 2009. The monthly payment amount was reduced by 1.5% in 2010, to $173.17. We estimate that this reduction negatively impacted our annual net revenues in 2010 by approximately $8.4 million when compared to the prior year period. The stationary oxygen payment rate for 2011 was increased to $173.31 per month, an increase of 0.1%, and was not material to the Company’s operating results in 2011. The stationary oxygen payment rate for 2012 has been established by CMS at $176.06 per month, an increase of 1.6%. We estimate that this increase will favorably impact our revenues in 2012 by approximately $10.1 million.

The SCHIP Extension Act, which became law on December 29, 2007, required CMS to adjust the methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted average selling prices (“ASP”) based on actual sales volumes rather than average sales prices. CMS publishes payment rates for inhalation drugs each calendar quarter, representing the unit reimbursement rates in effect for inhalation drugs dispensed within that quarter. These payment rates may be subject to volatility as a result of the underlying ASP data used to determine the rates in effect each quarter. The quarterly ASP data published by CMS for inhalation drugs provided in 2010 and 2011 resulted in reductions in the Medicare payment rates for inhalation drugs that negatively impacted the Company’s annual net revenues by approximately $5.0 million and $14.8 million, respectively. Based upon the ASP payment rates published by CMS for the first and second quarters of 2012, and assuming no changes in the volume or mix of drugs that we currently dispense, we estimate that our annual net revenues will be favorably impacted by approximately $12.5 million in 2012 when compared with 2011. We can not determine whether quarterly updates in ASP pricing data will result in future reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

Additionally, since 2011, CMS is using 103% of Average Manufacturer Price (“AMP”) rather than 106% of ASP for a drug when ASP exceeds AMP by 5% for either two straight quarters or three of the past four quarters. The policy limits substitution of the price formula in a given quarter to only those drugs where ASP and AMP can be compared using the same set of national drug codes. We can not determine at this time which, if any, inhalation drugs might meet the criteria established for substitution in a particular future quarter, nor the impact on payment rates for such drugs in the event that the AMP formula is utilized.

On February 1, 2006, Congress passed the DRA legislation which changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment may be made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009. We anticipate that these oxygen payment rules will continue to negatively affect our net revenues on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in no further rental income from these customers. During 2011, we estimate that our sequential net revenues were reduced as a result of additional customers reaching the payment cap by approximately $20.2 million when compared to the prior year period. During the first quarter of 2012, we estimate that our net revenues were reduced by $7.0 million compared to the first quarter of 2011, attributed to the oxygen rental payment cap.

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

In 2009, CMS reinstituted the bidding process in the nine largest MSA markets. Reimbursement rates from the re-bidding process were publicly released by CMS on June 30, 2010. CMS announced average savings of approximately 32% off the current payment rates in effect for the product categories included in competitive bidding. As of January 1, 2011, these payment rates were in effect in the nine markets only. Lincare was offered contracts to provide oxygen equipment in just two of the nine markets, Charlotte and Miami, and we accepted and signed those contracts. The Company’s annual Medicare revenues from the product categories in the nine markets affected by competitive bidding were approximately $48.0 million at the time the program commenced. During 2011, we completed acquisitions of companies that were contracted to provide home oxygen equipment and positive airway pressure devices in all nine competitive bidding markets.

CMS is currently undertaking a second round of competitive bidding in 91 additional markets, with contracts expected to be effective in July 2013. The bid submission period closed on March 30, 2012, and CMS is expected to announce final pricing results in November 2012. The Company’s Medicare revenues from the product categories in the 91 additional markets to be included in the second round of competitive bidding were approximately $267.0 million in 2011. The PPACA legislation requires CMS to expand competitive bidding further to additional geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

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

Operating Results

The following table sets forth, for the periods indicated, a summary of the Company’s net revenues by product category:

	For The Three Months Ended March 31,
	2012	2011
	(In thousands)
Respiratory and other chronic therapies	$449,544	$386,020
DME, infusion and enteral therapies	51,334	45,547

Total	$500,878	$431,567

Net revenues for the three months ended March 31, 2012, increased by $69.3 million (or 16.1%), compared with the three months ended March 31, 2011. The Company estimates that the 16.1% increase in net revenues in the three-month period of 2012 was comprised of approximately 16.6% internal and acquisition growth offset by approximately 0.5% negative impact from $2.2 million of Medicare payment changes (see “Medicare Reimbursement” above). The internal growth in net revenues is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions.

The contribution of respiratory and other chronic therapy products to our net revenues was 89.8% during the three months ended March 31, 2012 and during the three months ended March 31, 2011 was 89.4%. Our strategy is to focus on the provision of oxygen, respiratory and other chronic therapy services to patients in the home and to provide home medical equipment, infusion and enteral nutrition products and services where we believe such services will enhance our core respiratory business.

Cost of goods and services, as a percentage of net revenues, was 32.6% for the three months ended March 31, 2012, compared with 28.8% for the comparable prior year period. Cost of goods and services for the three months ended March 31, 2012, increased $39.3 million, or 31.7%, when compared with the prior year period. The increase in cost of goods and services in 2012 is primarily attributable to the Company’s acquisition of a specialty pharmacy business with gross margins that are substantially lower than other products and services provided by the Company and higher sale volumes of CPAP supplies and inhalation drugs.

Cost of goods and services for the three-month period includes the cost of medical equipment (excluding depreciation of $29.1 million in 2012 and $26.8 million in 2011, respectively), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $13.9 million for the three-month period of 2012 and the three-month period of 2011. Included in cost of goods and services in the three months ended March 31, 2012 are salary and related expenses of pharmacists and other service professionals of $3.1 million. Such salary and related expenses for the three months ended March 31, 2011, were $2.8 million.

Operating expenses, as a percentage of net revenues, were 23.0% for the three months ended March 31, 2012, compared with 23.6% for the comparable prior year period. Operating expenses for the three months ended March 31, 2012, increased by $13.1 million, or 12.8%, over the prior year period. The Company has been successful in achieving productivity gains that have contributed to containment of the growth in wage expenses and in managing the growth of its employee health benefit costs. These positive developments were partially offset by increases in vehicle related expenses during the first three months of 2012, most significantly fuel costs.

The Company manages 1,091 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSRs” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

The Company includes in operating expenses the costs incurred at the Company’s operating centers for certain service personnel (center manager, CSRs and Service Reps), facilities (rent, utilities, communications, property taxes, etc.), vehicles (vehicle leases, gasoline, repair and maintenance), and general business supplies and miscellaneous expenses. Operating expenses for the interim periods of 2012 and 2011 within these major categories were as follows:

Operating Expenses (in thousands)	For The Three Months Ended March 31,
	2012	2011

Salary and related	$74,717	$66,430

Facilities	16,410	15,765

Vehicles	15,020	12,664

General supplies/miscellaneous	8,835	7,048

Total	$114,982	$101,907

Included in operating expenses during the three months ended March 31, 2012 are salary and related expenses for Service Reps in the amount of $28.9 million. Such salary and related expenses for the three months ended March 31, 2011 were $27.6 million.

Selling, general and administrative (“SG&A”) expenses, as a percentage of net revenues, were 18.6% for the three months ended March 31, 2012, compared with 19.2% for the comparable prior year period. SG&A expenses for the three months ended March 31, 2012 increased by $10.5 million, or 12.7% when compared to the prior year period. SG&A expenses include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three months ended March 31, 2012 are salary and related expenses of $69.4 million. These salary and related expenses include the cost of the Company’s respiratory therapists for the three months ended March 31, 2012 of $17.7 million. Included in SG&A during the three months ended March 31, 2011 are salary and related expenses of $62.2 million. These salary and related expenses include the cost of the Company’s respiratory therapists for the three months ended March 31, 2011 of $16.6 million. The Company’s respiratory therapists generally provide non-reimbursable clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s prescribed plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Bad debt expense as a percentage of net revenues was 2.0% for the three months ended March 31, 2012 and the three months ended March 31, 2011. Bad debt expense for the three months ended March 31, 2012 increased by $1.4 million over the comparable prior year period.

Included in depreciation and amortization expense in the three months ended March 31, 2012 is depreciation of medical equipment of $29.1 million and depreciation of other property and equipment of $2.5 million. Included in depreciation and amortization expense in the three months ended March 31, 2011 is depreciation of medical equipment of $26.8 million and depreciation of other property and equipment of $2.2 million.

Operating income for the three months ended March 31, 2012, was $86.4 million (17.2% of net revenues) compared with $84.6 million (19.6% of net revenues) for the comparable prior year period. The increase in operating income in 2012 is attributed primarily to the growth in net revenues in the three months ended March 31, 2012, compared with the prior year period.

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

Net cash provided by operating activities was $55.8 million for the three months ended March 31, 2012, compared with $81.3 million for the three months ended March 31, 2011. Net cash used in investing and financing activities was $41.6 million for the three months ended March 31, 2012. Investing and financing activities during the three-month period ended March 31, 2012 included our net investment in property and equipment of $31.0 million, payments of principal on debt of $3.2 million, $1.0 million of purchases of short-term investments, $17.4 million of dividends paid, $12.4 million of business acquisition expenditures, $50.0 million of repurchases of our common stock, net proceeds of $70.0 million from our revolving credit facility, proceeds of $1.0 million from the sale of investments, and proceeds of $2.4 million from the exercise of stock options and issuance of common shares.

As of March 31, 2012, our principal sources of liquidity consisted of approximately $29.2 million of cash and cash equivalents, $39.9 million of short-term investments and $243.2 million available under our revolving credit agreement. The revolving credit agreement, dated September 15, 2011, makes available to us up to $450.0 million over a five-year period, subject to certain terms and conditions set forth in the agreement. As of March 31, 2012, there were $170.0 million of borrowings outstanding and $36.8 million of standby letters of credit issued under the credit facility.

On April 2, 2012, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.20 per share which was paid on April 30, 2012, to stockholders of record as of April 16, 2012. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors.

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. During the three months ended March 31, 2012, the Company repurchased and retired 1,877,670 shares for $50.0 million pursuant to the repurchase plan. As of March 31, 2012, $215.4 million of the Company’s common stock was eligible for repurchase in accordance with the plan’s formula.

On October 31, 2007, we completed the sale of $275.0 million principal amount of convertible senior debentures, due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and are convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of our common stock or in a combination of cash and shares of common stock, at our option. The base conversion rate for the Debentures as of March 31, 2012 is 30.5977 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to a base conversion price of approximately $32.68 per share. In addition, if at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders of the Series Debentures will receive an additional number of shares of common stock per $1,000 principal amount as determined pursuant to a specified formula. We have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require us to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

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

Accounts receivable balance concentrations by major payor category as of March 31, 2012 and December 31, 2011 were as follows:

Percentage of Accounts Receivable Outstanding:

	March 31, 2012	December 31, 2011

Medicare	38.8%	37.2%

Medicaid/Other Government	14.1%	14.7%

Private Insurance	36.6%	38.4%

Customer Pay	10.5%	9.7%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of March 31, 2012 and December 31, 2011 were as follows:

Percentage of Accounts Aged in Days:	March 31, 2012
	0-60	61-120	Over 120
Medicare	63.5%	14.7%	21.8%
Medicaid/Other Government	52.9%	20.5%	26.6%
Private Insurance	58.5%	17.1%	24.4%
Customer Pay	47.3%	12.7%	40.0%
All Payors	58.5%	16.2%	25.3%

Percentage of Accounts Aged in Days:	December 31, 2011
	0-60	61-120	Over 120
Medicare	67.5%	12.9%	19.6%
Medicaid/Other Government	55.1%	18.0%	26.9%
Private Insurance	60.1%	13.7%	26.2%
Customer Pay	30.5%	15.0%	54.5%
All Payors	59.2%	14.2%	26.6%

We operate 39 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of March 31, 2012, there were 1,491 full-time employees in the RBCOs. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within our proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that we can access to determine the status of individual claims. We have benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 76.4% of all payments received.

Our accounts receivable days sales outstanding (“DSO”) increased to 56 days at March 31, 2012 compared with 45 days at March 31, 2011. Our bad debt expense, as a percentage of net revenues, was 2.0% during the three-month priods ended March 31, 2012 and March 31, 2011. Contributing to the increase in our accounts receivable is a significant increase in the number of Medicare claims subject to prepayment review, primarily by the DME MACs. These reviews are substantially delaying the collection of our Medicare accounts receivable as well as related secondary amounts due under supplemental insurance plans. Also contributing to the increase in accounts receivable and bad debt expense are copayments and deductibles due from customers who are finding it difficult to pay their out-of-pocket charges due to loss of insurance coverage or reductions in their investment or employment income.

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

Income Taxes

Our effective income tax rate was 39.10% for the three months ended March 31, 2012 compared with 38.63% for the three months ended March 31, 2011. The income tax rate increased from the first quarter of 2011 primarily due to an increase in unfavorable permanent differences.

We have elected to treat our portion of all foreign subsidiary earnings through March 31, 2012 as permanently reinvested under the relevant accounting guidance and accordingly have not provided for any U.S. federal or state tax thereon. As of March 31, 2012, approximately $0.07 million of retained earnings attributable to foreign subsidiaries was considered to be indefinitely invested. Our intention is to reinvest the earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, the amount of cash for all foreign subsidiaries permanently reinvested, and the amount of incremental taxes that might arise were these earnings to be remitted, are not material.

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

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual financial periods beginning after December 15, 2011 with early adoption not permitted. The adoption of ASU 2011-04 did not have an impact on our financial condition, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income,” to eliminate the current option to present the components of other comprehensive income in the statement of changes in equity and to require presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements in respect of items of other comprehensive income. The guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 did not have an impact on our financial condition, results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Testing Goodwill for Impairment,” which allows an initial assessment of qualitative factors to determine whether it is more likely than not (i.e., there is more than a 50% likelihood) that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is necessary to perform the first step of the two-step goodwill impairment test. Accordingly, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. The amendments do not affect the manner in which the first and second steps of the impairment test are performed. The guidance is to be applied prospectively and is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-08 did not have an impact on our financial condition, results of operations or cash flows.

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

In December 2011, the FASB issued Accounting Standards Update 2011-12, “Deferral of the Effective Date for the Presentation of Reclassification Adjustments Out of Accumulated Other Comprehensive Income,” which indefinitely defers the effective date of the provision in ASU No. 2011-05, “Presentation of Comprehensive Income”, pertaining only to the presentation of reclassification adjustments out of accumulated other comprehensive income (“OCI”), and reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which OCI is reported or to disclose them in a note to the financial statements. The other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive statements. The guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-12 did not have an impact on our financial condition, results of operations or cash flows.

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

DRA changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment may be made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009. We anticipate that the new oxygen payment rules will continue to negatively affect our net revenues on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in up to two or more years without rental income from these customers. During 2011, we estimate that our sequential net revenues were reduced as a result of additional customers reaching the payment cap by approximately $20.2 million when compared to the prior year period. During the first quarter of 2012, we estimate that our net revenues were reduced by $7.0 million compared to the first quarter of 2011, attributed to the oxygen rental payment cap.

On July 15, 2008, Congress enacted the MIPPA legislation which reduced Medicare payment rates nationwide for certain DME items, including oxygen equipment, by 9.5% beginning in 2009. In addition to the 9.5% reduction, CMS subjected the monthly payment amount for stationary oxygen equipment to additional cuts of 2.3% in 2009, thereby reducing the monthly payment rate from $199.28 in 2008 to $175.79 in 2009. The monthly payment amount was reduced by 1.5% in 2010, to $173.17. We estimate that this reduction negatively impacted our annual net revenues in 2010 by approximately $8.4 million when compared to the prior year period. The stationary oxygen payment rate for 2011 was increased to $173.31 per month, an increase of 0.1%, and was not material to the Company’s operating results in 2011. The stationary oxygen payment rate for 2012 has been established by CMS at $176.06 per month, an increase of 1.6%. We estimate that this increase will favorably impact our revenues in 2012 by approximately $10.1 million.

A SIGNIFICANT PERCENTAGE OF OUR BUSINESS IS DERIVED FROM THE SALE OF MEDICARE-COVERED RESPIRATORY MEDICATIONS, AND RECENT LEGISLATION AND MEDICARE POLICY REVISIONS IMPOSED SIGNIFICANT REDUCTIONS IN MEDICARE REIMBURSEMENT FOR SUCH INHALATION DRUGS.

Recently enacted legislation negatively affected Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008 (See “MEDICARE REIMBURSEMENT”). The SCHIP Extension Act required CMS to adjust the average sales price (“ASP”) calculation methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted ASPs based on actual sales volume rather than average sales price. CMS publishes payment rates for inhalation drugs each calendar quarter, representing the unit reimbursement rates in effect for inhalation drugs dispensed within that quarter. These payment rates may be subject to volatility as a result of the underlying ASP data used to determine the rates in effect each quarter. The quarterly ASP data published by CMS for inhalation drugs provided in 2010 and 2011 resulted in reductions in the Medicare payment rates for inhalation drugs that negatively impacted the Company’s annual net revenues by approximately $5.0 million and $14.8 million, respectively. Based upon the ASP payment rates published by CMS for the first and second quarters of 2012, and assuming no changes in the volume or mix of drugs that we currently dispense, we estimate that our annual net revenues will be favorably impacted by approximately $12.5 million in 2012 when compared with 2011. We can not determine whether quarterly updates in ASP pricing data will result in future reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

Additionally, since 2011, CMS is using 103% of Average Manufacturer Price (“AMP”) rather than 106% of ASP for a drug when ASP exceeds AMP by 5% for either two straight quarters or three of the past four quarters. The policy limits substitution of the price formula in a given quarter to only those drugs where ASP and AMP can be compared using the same set of national drug codes. We can not determine at this time which, if any, inhalation drugs might meet the criteria established for substitution in a particular future quarter, nor the impact on payment rates for such drugs in the event that the AMP formula is utilized.

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

In 2009, CMS reinstituted the bidding process in the nine largest MSA markets. Reimbursement rates from the re-bidding process were publicly released by CMS on June 30, 2010. CMS announced average savings of approximately 32% off the current payment rates in effect for the product categories included in competitive bidding. As of January 1, 2011, these payment rates were in effect in the nine markets only. We were offered contracts to provide oxygen equipment in just two of the nine markets, Charlotte and Miami, and we accepted and signed those contracts. The Company’s annual Medicare revenues from the product categories in the nine markets affected by competitive bidding were approximately $48.0 million at the time the program commenced. During 2011, we completed acquisitions of companies that were contracted to provide home oxygen equipment and positive airway pressure devices in all nine competitive bidding markets.

CMS is currently undertaking a second round of competitive bidding in up to 91 additional markets, with contracts expected to be effective in July 2013. The bid submission period closed on March 30, 2012, and CMS is expected to announce final pricing results in November 2012. The Company’s Medicare revenues from the product categories in the 91 additional markets to be included in the second round of competitive bidding were approximately $267.0 million in 2011. The PPACA legislation requires CMS to expand competitive bidding further to additional geographic markets (certain markets may be excluded at the discretion of CMS) or to use competitive bid pricing information to adjust the payment amounts otherwise in effect for areas that are not competitive acquisition areas by January 1, 2016.

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

Our revolving credit facility is subject to changing LIBOR-based interest rates. At March 31, 2012, we had $170.0 million of outstanding borrowings under the credit facility.

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

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, the Company repurchased approximately 1.9 million shares of its common stock in the open market.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program

January 1, 2012 to January 31, 2012	0	$0.00	0	$242,469,000
February 1, 2012 to February 29, 2012	1,283,922	26.64	1,283,922	$234,681,000
March 1, 2012 to March 31, 2012	593,748	26.59	593,748	$215,355,000

Total	1,877,670	$26.63	1,877,670

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. As of March 31, 2012, $215.4 million of common stock was eligible for repurchase in accordance with the plan’s formula.

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

LINCARE HOLDINGS INC.
Registrant

/s/ PAUL G. GABOS
Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer

May 3, 2012

INDEX OF EXHIBITS

Exhibit Number	Exhibit

3.10(A)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.11(A)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.20(B)	Amended and Restated By-Laws of Lincare Holdings Inc.

4.10(C)	Lincare Holdings Inc. Indenture dated as of June 11, 2003

4.20(C)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003

4.30(D)	Lincare Holdings Inc. Series A Indenture dated as of October 31, 2007

4.40(D)	Lincare Holdings Inc. Series B Indenture dated as of October 31, 2007

4.50(D)	Lincare Holdings Inc. Registration Rights Agreement dated as of October 31, 2007

4.70(E)	Credit Agreement with Bank of America, N.A. as Agent and Credit Agricole Corporate and Investment Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents and U.S. Bank National Association, and RBS Citizens, National Association, as Co-Documentation Agents.

31.1	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

A	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.

B	Incorporated by reference to the Registrant’s Form 8-K dated December 21, 2010.

C	Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.

D	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2007.

E	Incorporated by reference to the Registrant’s Form 8-K dated September 19, 2011.

*	Furnished herewith

S-1