Form 10-Q
period 2012-06-30
LINCARE HOLDINGS INC
filed 2012-08-06
CIK 882235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2012
Common Stock, $0.01 par value	87,474,461

LINCARE HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q

For The Quarterly Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$146,324	$15,028
Short-term investments	19,608	39,939
Accounts receivable, net	328,581	254,799
Income tax receivable	2,834	4,903
Inventories	20,539	17,916
Prepaid and other current assets	8,557	9,609

Total current assets	526,443	342,194

Property and equipment, net	352,833	350,725
Goodwill	1,405,895	1,389,965
Other	33,699	34,776

Total assets	$2,318,870	$2,117,660

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of long-term obligations	$307,128	$397,132
Accounts payable	68,887	53,294
Accrued expenses:
Compensation and benefits	32,459	33,142
Liability insurance	19,183	19,990
Other current liabilities	53,765	54,316
Deferred income taxes	8,972	8,769

Total current liabilities	490,394	566,643

Long-term obligations, excluding current installments	496,705	256,778
Deferred income taxes and other taxes	419,912	408,325

Total liabilities	1,407,011	1,231,746

Commitments and contingencies:
Stockholders’ equity:
Common stock	864	870
Additional paid-in capital	721,441	707,080
Retained earnings	189,586	177,964
Accumulated other comprehensive (loss) income	(32)	0

Total stockholders’ equity	911,859	885,914

Total liabilities and stockholders’ equity	$2,318,870	$2,117,660

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net revenues	$496,163	$449,033	$997,041	$880,600

Costs and expenses:
Cost of goods and services	160,247	142,300	323,776	266,509
Operating expenses	111,877	102,189	226,859	204,096
Selling, general and administrative expenses	89,604	85,495	183,000	168,374
Bad debt expense	12,923	8,981	22,941	17,612
Depreciation and amortization expense	33,040	29,987	65,592	59,304

	407,691	368,952	822,168	715,895

Operating income	88,472	80,081	174,873	164,705

Other income (expense):
Interest income	95	200	209	403
Interest expense	(10,457)	(9,348)	(20,781)	(18,606)

	(10,362)	(9,148)	(20,572)	(18,203)

Income before income taxes	78,110	70,933	154,301	146,502
Income tax expense	30,206	28,168	59,997	57,360

Net income	$47,904	$42,765	$94,304	$89,142

Basic earnings per common share	$0.58	$0.46	$1.13	$0.96

Diluted earnings per common share	$0.56	$0.45	$1.10	$0.94

Dividends declared per common share	$0.20	$0.20	$0.40	$0.40

Weighted average number of common shares outstanding	82,806	92,096	83,285	92,535

Weighted average number of common shares and common share equivalents outstanding	85,158	94,989	85,584	95,291

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income	$47,904	$42,765	$94,304	$89,142
Other comprehensive income (loss):
Foreign currency translation adjustment	16	0	(32)	0

Comprehensive income	$47,920	$42,765	$94,272	$89,142

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For The Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income	$94,304	$89,142
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	22,941	17,612
Depreciation and amortization expense	65,592	59,304
Net (gain) loss on disposal of property and equipment	(35)	25
Gain on foreign currency fluctuations	(2)	0
Amortization of debt issuance costs	956	884
Amortization of discount on bonds payable	10,450	9,744
Stock-based compensation expense	12,099	10,970
Deferred income taxes	14,036	24,822
Excess tax benefit from stock-based compensation	0	(240)
Change in assets and liabilities net of effects of acquired businesses:
Accounts receivable	(96,420)	(57,023)
Inventories	(2,348)	687
Prepaid and other assets	1,347	(3,972)
Accounts payable	13,087	(3,454)
Accrued expenses and other current liabilities	(4,612)	(21,616)
Income taxes payable	1,904	7,052
Long-term obligations and other obligations	(3,226)	(2,161)

Net cash provided by operating activities	130,073	131,776

Cash flows from investing activities:
Proceeds from sale of property and equipment	213	125
Capital expenditures	(62,385)	(57,823)
Purchases of investments	(2,749)	(40,000)
Sales and maturities of investments	23,080	40,000
Business acquisitions, net of cash acquired	(15,881)	(73,021)
Cash restricted for future payments	0	345

Net cash used in investing activities	(57,722)	(130,374)

Cash flows from financing activities:
Proceeds from issuance of debt	250,000	0
Proceeds from revolving credit line	220,000	0
Payments on revolving credit line	(320,000)	0
Payments of principal on debt and long-term obligations	(9,112)	(619)
Payments of debt issuance costs	(1,652)	0
Payments of cash dividends	(34,674)	(38,186)
Proceeds from exercise of stock options and issuance of common shares	4,412	5,104
Excess tax benefit from stock-based compensation	0	240
Payments to acquire treasury stock	(49,999)	(49,998)

Net cash provided by (used in) financing activities	58,975	(83,459)

Effect of exchange rate changes on cash and cash equivalents	(30)	0

Net increase (decrease) in cash and cash equivalents	131,296	(82,057)
Cash and cash equivalents, beginning of period	15,028	164,203

Cash and cash equivalents, end of period	$146,324	$82,146

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,849	$7,563

Cash paid for income taxes	$43,886	$25,566

See accompanying notes to condensed consolidated financial statements (unaudited).

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Description of Business: Lincare Holdings Inc. and subsidiaries (“Lincare” or the “Company”) provide oxygen, respiratory therapy services, specialty pharmaceuticals, infusion therapy services and home medical equipment such as hospital beds, wheelchairs and other medical supplies to the home health care market. The Company’s customers are serviced from locations in 48 states in the United States and Canada. The Company’s equipment and supplies are readily available and the Company is not dependent on a single supplier or even a few suppliers.

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

Investments: The Company determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. Based upon the Company’s intentions and ability to hold certain assets until maturity, the Company classifies certain debt securities as held-to-maturity and measures them at amortized cost. The Company classifies certain other debt securities as available-for-sale and measures them at fair value with unrealized gains or losses recorded in other comprehensive income. Realized gains and losses from both categories of investments are included in net income and are determined on a specific identification basis. Interest income and dividend income, if any, for both categories of investments are included in interest income.

Concentration of Credit Risk: The Company’s revenues are generated through locations in 48 states in the United States and Canada. The Company generally does not require collateral or other security in extending credit to customers; however, the Company routinely obtains assignment of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of its customers. Included in the Company’s net revenues is reimbursement from government sources under Medicare, Medicaid and other federally and state funded programs, which represented approximately 61% of net revenues for the six months ended June 30, 2012 and 2011. The exclusion of the Company from participating in state and federally funded programs would have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net Revenues: The following table sets forth, for the periods indicated, a summary of the Company’s net revenues by product category:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Respiratory and other chronic therapies	$445,054	$403,022	$894,598	$789,042
DME, infusion and enteral therapies	51,109	46,011	102,443	91,558

Total	$496,163	$449,033	$997,041	$880,600

Included in net revenues in the three and six months ended June 30, 2012 are rental items that comprise approximately 53.2% and 53.6%, respectively, of total revenues and sale items that comprise approximately 46.8% and 46.4%, respectively, of total revenues. Included in net revenues in the three and six months ended June 30, 2011 are rental items that comprise approximately 56.8% and 58.0%, respectively, of total revenues and sale items that comprise approximately 43.2% and 42.0%, respectively, of total revenues.

Sales and Certain Other Taxes: In its consolidated financial statements, the Company accounts for taxes imposed on revenue-producing transactions by government authorities on a net basis, and accordingly, excludes such taxes from net revenues. Such taxes include, but are not limited to, sales, use, privilege and excise taxes.

Cost of Goods and Services: Cost of goods and services includes the cost of medical equipment (excluding depreciation of $30.4 million and $59.5 million for the three and six-month periods in 2012 and $28.1 million and $54.9 million for the three and six-month periods in 2011, respectively), drugs and supplies sold to patients, and certain operating costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $14.2 million and $28.1 million for the three and six-month periods ended June 30, 2012. For the three and six-month periods of 2011, such costs amounted to $13.6 million and $27.5 million, respectively. Included in cost of goods and services in the three and six-month periods ended June 30, 2012 are salary and related expenses of pharmacists and other service professionals of approximately $2.6 million and $5.4 million, respectively. Such salary and related expenses for the three and six-month periods ended June 30, 2011 were $3.0 million and $5.8 million, respectively.

Operating Expenses: The Company manages 1,058 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSR’s” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

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

Operating Expenses (in thousands)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011
Salary and related	$72,640	$67,826	$147,357	$134,256
Facilities	15,612	12,796	32,022	28,561
Vehicles	14,533	13,756	29,553	26,420
General supplies/miscellaneous	9,092	7,811	17,927	14,859

Total	$111,877	$102,189	$226,859	$204,096

Included in operating expenses during the three and six-month periods ended June 30, 2012 are salary and related expenses for Service Reps in the amount of $28.9 million and $57.8 million, respectively. Such salary and related expenses for the three and six-month periods ended June 30, 2011 were $28.3 million and $55.9 million, respectively.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and six-month periods ended June 30, 2012 are salary and related expenses of $68.6 million and $138.0 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and six-month periods ended June 30, 2012 of $18.0 million and $35.7 million, respectively. Included in SG&A during the three and six-month periods ended June 30, 2011 are salary and related expenses of $62.9 million and $125.1 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and six-month periods ended June 30, 2011 of $17.9 million and $34.5 million, respectively. The Company’s respiratory therapists generally provide non-reimbursable clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s prescribed plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Comprehensive Income: Total comprehensive income and the components of other comprehensive income (loss) are presented in the Condensed Consolidated Statements of Comprehensive Income. Other comprehensive income (loss) is composed of foreign currency translation adjustments.

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition has caused, and in the future may cause, the Company’s financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the three and six-month periods ended June 30, 2012 and 2011, the Company did not have any reclassifications in levels.

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

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables report quantitative information for fair value measurements categorized within Level 3 of the fair value hierarchy at June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012

Description	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Contingent consideration	$16,935	Discounted	Growth Rate	1.0% - 20.0%	6.0%
		Cash Flow	Discount Rate	1.0% - 15.0%	5.0%

December 31, 2011

Description	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Contingent consideration	$21,595	Discounted	Growth Rate	4.0% - 12.0%	8.0%
		Cash Flow	Discount Rate	1.0% - 15.0%	8.0%

Contingent consideration of $9.6 million, $10.9 million and $1.1 million was recognized in connection with business acquisitions in February 2011, June 2011 and September 2011, respectively, totaling $21.6 million at December 31, 2011. During the three months ended June 30, 2012, $1.7 million was paid to the former shareholders of the business acquired in February 2011 based on achieving specified milestones outlined in the purchase agreement. At June 30, 2012, the amounts recognized for these contingent consideration arrangements, the range of outcomes, and the assumptions used to develop the estimates have been updated to reflect current results. During the three and six months ended June 30, 2012 this update resulted in the Company recording income of $3.5 million and expense of $0.6 million for the businesses acquired in February 2011 and June 2011, respectively, both of which are recorded in selling, general and administrative expenses in the condensed consolidated statement of operations.

The following tables present the valuation of the Company’s financial assets and liabilities as of June 30, 2012 and December 31, 2011, measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Fair Value
June 30, 2012
Assets
Money Market Funds (1)	$392	$0	$0	$392
Variable Rate Demand Notes (2)	0	19,608	0	19,608

Total assets measured at fair value	$392	$19,608	$0	$20,000

Liabilities
Acquisition-related contingent consideration-short-term (3)	$0	$0	$8,085	$8,085
Acquisition-related contingent consideration-long-term (4)	0	0	8,850	8,850

Total liabilities measured at fair value	$0	$0	$16,935	$16,935

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Level 1	Level 2	Level 3	Fair Value
December 31, 2011
Assets
Money Market Funds (1)	$67	$0	$0	$67
Variable Rate Demand Notes (2)	0	19,939	0	19,939

Total assets measured at fair value	$67	$19,939	$0	$20,006

Liabilities
Acquisition-related contingent consideration-short-term (3)	$0	$0	$10,483	$10,483
Acquisition-related contingent consideration-long-term (4)	0	0	11,112	11,112

Total liabilities measured at fair value	$0	$0	$21,595	$21,595

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)	Included in short-term investments in the accompanying condensed consolidated balance sheets. The interest rates on the variable rate demand notes (“VRDNs”) reset every seven days to adjust to current market conditions. The Company can redeem these investments at cost at any time with seven days’ notice. Therefore, the investments are held at cost, which approximates fair value, and are classified as available-for-sale short-term investments on the accompanying consolidated balance sheets. VRDNs are generally valued using published interest rates for instruments with similar terms and maturities, and, accordingly, are classified as Level 2 instruments of the fair value hierarchy. The Company believes the recorded values of its VRDNs approximate their fair values because of their nature and relatively short maturity dates or durations. The payment of principal and interest on the VRDNs held by the Company is guaranteed by letters of credit from the issuing financial institution.
(3)	Included in current installments of long-term obligations in the accompanying condensed consolidated balance sheets.
(4)	Included in long-term obligations, excluding current installments in the accompanying condensed consolidated balance sheets.

The following table presents the changes in the estimated fair values of the Company’s financial assets and liabilities that are measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2012:

	(In thousands)
	Assets	Liabilities
Balance on December 31, 2011	$0	$21,595
Change in fair value realized	0	(2,920)
Payments	0	(1,740)

Balance on June 30, 2012	$0	$16,935

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

(In thousands)	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$20,000	$20,000	$0	$0
Short-term investments – held to maturity	0	0	20,000	20,000

Liabilities:
2.75% Series A Debentures	271,315	330,516	265,941	281,188
2.75% Series B Debentures	248,744	382,422	243,668	300,781
Short-term debt	0	0	100,000	100,000
Term loan	250,000	250,000	0	0
Deferred acquisition obligations	15,434	15,434	20,996	20,996

Fair values were determined as follows:

•

The carrying amounts of time deposits classified as cash equivalents and short-term investments at June 30, 2012 and December 31 2011, respectively, and short-term debt approximate fair value because of the short-term maturity of these instruments. These instruments are categorized under Level 2 of the fair value hierarchy. The time deposits are classified as held-to-maturity and are carried at amortized cost.

•	The carrying amount of deferred acquisition obligations approximates fair value because of their short-term maturity. They are categorized under Level 3 of the fair value hierarchy.

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

Note 3. Investments

At June 30, 2012 and December 31, 2011, the Company held $19.6 million and $19.9 million, respectively, of municipal and corporate variable rate demand notes, all of which were classified as available-for-sale. All municipal and corporate variable rate demand notes at June 30, 2012 and December 31, 2011 contain put options of seven days. The Company routinely buys and sells these securities and believes that it has the ability to quickly liquidate them. Redemptions at par of $0.3 million occurred during the quarter ended June 30, 2012. The Company’s investments in these securities are recorded at fair value and the interest rates reset every seven days. The Company believes it has the ability to tender its variable rate demand notes to the tender agent (agent to the issuer) or issuer at par value plus accrued interest in the event it decides to liquidate its investment in a particular variable rate demand note. At June 30, 2012 and December 31, 2011, all of the Company’s variable rate demand notes were supported by irrevocable direct pay letters of credit from a financial institution that the Company believes to be in good financial condition. As a result of these factors, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments is recorded as interest income. The Company has not recorded any losses relating to municipal or corporate variable rate demand notes.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On April 17, 2012, the Company invested $20 million in a 91-day time deposit issued by Credit Agricole Corporate and Investment Bank maturing on July 17, 2012. The investment is classified as held-to-maturity and carried at amortized cost of $20.0 million in the accompanying condensed consolidated balance sheet at June 30, 2012. It is reported in cash and cash equivalents in the accompanying condensed consolidated balance sheet because it is readily convertible to cash and had an original maturity of three months or less at the time of purchase.

On October 17, 2011, the Company invested $20.0 million in a 183-day time deposit issued by Credit Agricole Corporate and Investment Bank which matured on April 17, 2012. The investment is classified as held-to-maturity and carried at amortized cost of $20.0 million in the accompanying condensed consolidated balance sheet at December 31, 2011.

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

During the six-month period ended June 30, 2012, the Company acquired the business of seven companies. During the six-month period ended June 30, 2011, the Company acquired the business of six companies.

The acquisition date fair value of the total consideration transferred for the 2012 acquisitions was $19.5 million, which consisted of the following:

(In thousands)
Cash consideration, net of cash acquired	$15,881
Deferred acquisition obligations	3,666

$19,547

The following table summarizes the fair values of the assets and liabilities assumed based on preliminary estimates that are subject to change during the subsequent twelve months upon completion of the final valuation analyses.

(In thousands)
Current assets, net of cash acquired	$860
Property and equipment	1,191
Intangible assets	60
Goodwill	17,774
Deferred revenue	(338)

$19,547

The results of the 2012 acquisitions have been included in the Company’s financial statements from the acquisition date forward and were not significant for the first six months of 2012. Pro forma information for the comparable period of 2011 would not be materially different from amounts reported.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Accounts Receivable, Net

Accounts receivable, net at June 30, 2012 and December 31, 2011 consist of:

	June 30, 2012	December 31, 2011
	(In thousands)
Trade accounts receivable	$387,525	$310,125
Less allowance for sales adjustments and uncollectible accounts	(58,944)	(55,326)

Accounts receivable, net	$328,581	$254,799

Note 6. Property and Equipment, Net

Property and equipment, net at June 30, 2012 and December 31, 2011 consist of:

	June 30, 2012	December 31, 2011
	(In thousands)
Property and equipment at cost	$1,324,167	$1,271,634
Less accumulated depreciation	(971,334)	(920,909)

Property and equipment, net	$352,833	$350,725

Note 7. Other Current Liabilities

Other current liabilities at June 30, 2012 and December 31, 2011 consist of:

	June 30, 2012	December 31, 2011
	(In thousands)
Deferred revenue	$43,174	$41,395
Other current liabilities	10,591	12,921

Other current liabilities	$53,765	$54,316

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Long-Term Obligations

Long-term obligations at June 30, 2012 and December 31, 2011 consist of:

	June 30, 2012	December 31, 2011
	(In thousands)
Series A convertible debentures to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2012	$275,000	$275,000
Unamortized discount	(3,685)	(9,059)
Series B convertible debentures to mature in 2037, bearing fixed interest of 2.75%, with a put/call option in 2014	275,000	275,000
Unamortized discount	(26,256)	(31,332)
Single draw Eurodollar five-year term loan bearing interest equal to the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus an applicable margin based on the Company’s consolidated leverage ratio (consolidated funded indebtedness to consolidated EBITDA)	250,000	0
Eurodollar loans under five-year revolving credit agreement bearing annual interest equal to the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus an applicable margin based on the Company’s consolidated leverage ratio (consolidated funded indebtedness to consolidated EBITDA)	0	100,000
Other long-term obligations	1,405	1,710
Contingent consideration	16,935	21,595
Unsecured acquisition obligations, net of imputed interest, payable in various installments through 2015	15,434	20,996

Total long-term obligations	803,833	653,910
Less: current installments	307,128	397,132

Long-term obligations, excluding current installments	$496,705	$256,778

The Company’s revolving credit agreement with several lenders and Wells Fargo Bank, National Association, as agent, as amended June 29, 2012, permits the Company to borrow amounts up to $450.0 million under a five-year revolving credit facility and up to $250.0 million under a five-year single draw term loan facility documented as the second tranche to the existing 2011 Credit Facility. The revolving credit facility contains a $60.0 million letter of credit sub-facility, which reduces the principal amount available under the facility by the amount of outstanding letters of credit on the sub-facility. As of June 30, 2012, there were no borrowings outstanding under the revolving credit facility and $36.8 million in standby letters of credit were issued. As of June 30, 2012, $250.0 million was outstanding on the single draw term loan facility. The principal amount of the term loan is due in quarterly installments, with 50% of the principal amortizing in the five-year period ending on the final maturity date. The Company pays an annual administration agency fee along with a quarterly facility fee. The facility fee is based on the Company’s consolidated leverage ratio and ranges between 0.175% and 0.275% annually. The leverage ratio is calculated each quarter to determine the applicable interest rate on revolving loans, the letter of credit fee and the facility fee for the following quarter. The revolving credit agreement contains several financial and other negative and affirmative covenants customary in such agreements and is secured by a pledge of the stock of the wholly-owned subsidiaries of Lincare Holdings Inc. The financial covenants in the Company’s credit agreement include interest coverage and leverage ratios, as defined in the agreement. The Company’s credit agreement requires compliance with all covenants set forth in the agreement and the Company was in compliance with all covenants as of June 30, 2012. The credit agreement defines the occurrence of certain specified events as events of default which, if not waived by or cured to the satisfaction of the requisite lenders, allow the lenders to take actions against the Company, including termination of commitments under the agreement, acceleration of any unpaid principal and accrued interest in respect of outstanding borrowings, payment of additional cash collateral to be held in escrow for the benefit of the lenders and enforcement of any and all rights and interests created and existing under the credit agreement. Under certain conditions, an event of default may result in an increase in the interest rate (the “Default Rate”) payable by the Company on loans outstanding under the credit facility. The Default Rate is equal to the interest rate (including any applicable percentage as set forth in the agreement) otherwise applicable to such loans plus 2% per annum. In the case of a bankruptcy event (as defined in the credit agreement), all commitments automatically terminate and all amounts outstanding under the credit facility become immediately due and payable.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On October 31, 2007, the Company completed the sale of $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount (including exercise of a $25.0 million over-allotment option) of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and are convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of the Company’s common stock or in a combination of cash and shares of common stock, at the Company’s option. The base conversion rate for the Debentures as of June 30, 2012 is 31.0828 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to a base conversion price of approximately $32.17 per share. In addition, if at the time of conversion the applicable price of the Company’s common stock exceeds the base conversion price, holders of the Series A Debentures and Series B Debentures will receive an additional number of shares of common stock per $1,000 principal amount of the Debentures, as determined pursuant to a specified formula. The Company will have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require the Company to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032, in the case of the Series A Debentures, and November 1, 2014, 2017, 2022, 2027 and 2032, in the case of the Series B Debentures. Due to the right of the Series A holders to put the securities to the Company for cash within one year of the June 30, 2012 and December 31, 2011 consolidated balance sheet dates, the Series A Debentures are classified as current liabilities in the accompanying consolidated balance sheets.

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

The debt and equity components recognized for the Series A and Series B convertible debentures were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Series A	Series B	Series A	Series B
Principal amount of convertible debentures	$275,000	$275,000	$275,000	$275,000
Unamortized discount	(3,685)	(26,256)	(9,059)	(31,332)
Net carrying amount	271,315	248,744	265,941	243,668
Additional paid-in capital	29,065	41,238	29,065	41,238

At June 30, 2012, the remaining period over which the discount on the liability components will be amortized is 4 months and 28 months for the Series A and Series B convertible debentures, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The amount of interest expense recognized for the three months ended June 30, 2012 and 2011 was as follows (in thousands):

	June 30, 2012		June 30, 2011
	Series A	Series B	Series A	Series B
Contractual coupon interest	$1,890	$1,890	$1,890	$1,890
Amortization of discount on convertible debentures	2,710	2,561	2,532	2,383

Interest expense	$4,600	$4,451	$4,422	$4,273

The amount of interest expense recognized for the six months ended June 30, 2012 and 2011 was as follows (in thousands):

	June 30, 2012		June 30, 2011
	Series A	Series B	Series A	Series B
Contractual coupon interest	$3,781	$3,781	$3,781	$3,781
Amortization of discount on convertible debentures	5,374	5,076	5,020	4,724

Interest expense	$9,155	$8,857	$8,801	$8,505

Note 9. Income Taxes

In the normal course of business the Company is subject to examination by taxing authorities throughout the United States and in Canada. With few exceptions, the Company is no longer subject to U.S. and Canada federal, state and local income tax examinations for years before 2008.

The Company settled an examination with a taxing jurisdiction for $2.8 million during the first quarter of 2012 and continues to negotiate with another tax jurisdiction that may result in an increase in the amount of unrecognized tax positions in the next twelve months.

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

Note 10. Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution of securities that could share in the Company’s earnings, including exercise of outstanding stock options and non-vested restricted stock. As discussed in Note 8, as of June 30, 2012, the conditions for conversion related to the Company’s Convertible Debentures had not been met. Accordingly, there was no impact on diluted earnings per share attributable to assumed conversion. When the exercise of stock options or the inclusion of awards would be anti-dilutive, they are excluded from the earnings per common share calculation. For the three and six months ended June 30, 2012, the number of excluded shares underlying anti-dilutive stock options and awards was 3,772,103 and 3,778,968, respectively. For the three and six months ended June 30, 2011, there were no excluded shares underlying anti-dilutive stock options and awards.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations is as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator:
Income available to common stockholders and holders of dilutive securities	$47,904	$42,765	$94,304	$89,142

Denominator:
Weighted average shares	82,806	92,096	83,285	92,535
Effect of dilutive securities:
Incremental shares under stock compensation plans	2,352	2,893	2,299	2,756

Adjusted weighted average shares	85,158	94,989	85,584	95,291

Per share amount:
Basic	$0.58	$0.46	$1.13	$0.96

Diluted	$0.56	$0.45	$1.10	$0.94

Note 11. Stock-Based Compensation

For the three months ended June 30, 2012 and 2011, the Company recognized total stock-based compensation expense of $6.6 million and $5.5 million, respectively, as well as related tax benefits of $1.3 million in each period. For the six months ended June 30, 2012 and 2011, the Company recognized total stock-based compensation expenses of $12.1 million and $11.0 million, respectively, as well as related tax benefits of $2.3 million and $2.7 million, respectively. All stock-based compensation expenses are recognized using a graded method approach and are either classified within operating expenses or selling, general and administrative expenses on the accompanying condensed consolidated statements of operations, with substantially all of the expense being in selling, general and administrative expenses.

Stock Options

Stock option activity for the six months ended June 30, 2012 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	6,303,732	$24.76
Options granted in 2012	0	$0.00
Exercised in 2012	(171,080)	$21.21
Cancelled/forfeited/expired in 2012	(39,675)	$27.57

Outstanding at June 30, 2012	6,092,977	$24.84	2.20	$55,946,657

Exercisable at June 30, 2012	5,644,977	$25.19	1.94	$49,835,937

Vested or expected to vest in the future as of June 30, 2012	6,092,663	$24.84	2.20	$55,942,379

Of the stock options outstanding at June 30, 2012, options for 5,644,977 shares were exercisable and options for 448,000 shares were unvested. Of the total stock options outstanding at June 30, 2012, 6,092,663 were vested or expected to vest in the future, net of expected cancellations and forfeitures of 314. The intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 amounted to $0.7 million and $0.7 million, respectively.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2012, the total remaining unrecognized compensation cost related to unvested stock options amounted to $0.4 million, which will be amortized over the weighted-average remaining requisite service period of 0.3 years.

Restricted Stock

The following table summarizes information about restricted stock activity for the six months ended June 30, 2012:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested at December 31, 2011	2,542,989	$21.67
Granted	1,113,500	$25.46
Vested	(144,966)	$26.01
Forfeited	(30,424)	$24.06

Unvested at June 30, 2012	3,481,099	$22.68

As of June 30, 2012, the total remaining unrecognized compensation cost related to restricted stock amounted to $35.5 million, which will be amortized over the weighted-average remaining requisite service period of 1.5 years.

Note 12. Subsequent Events

On July 2, 2012, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.20 per share which was paid on July 30, 2012 to stockholders of record as of July 16, 2012. The total dividend paid was $17.3 million.

On July 1, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Linde AG, a stock corporation organized under the laws of Germany (“Parent”), and Linde US Inc., a Delaware corporation and a wholly owned indirect subsidiary of Parent (“Purchaser”).

On July 11, 2012, the Purchaser commenced a tender offer (the “Offer”) to acquire all of the shares of common stock, par value $0.01 per share, of the Company issued and outstanding (the “Shares”) for $41.50 per Share (the “Offer Price”), subject to any required withholding of taxes, net to the seller in cash and without any interest thereon.

Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned indirect subsidiary of Parent. At the effective time of the Merger, each Share not acquired in the Offer (other than (i) Shares owned by Parent or Purchaser or Shares owned by the Company as treasury stock, which will be cancelled and will cease to exist, (ii) Shares owned by a subsidiary of the Company or a subsidiary of Parent (other than purchaser), which will be converted into and become shares of common stock of the surviving corporation, and (iii) Shares owned by the Company’s stockholders who properly demand appraisal of their Shares pursuant to the Delaware General Corporation Law (the “DGCL”)) will be converted into the right to receive an amount in cash equal to the Offer Price (without interest and subject to applicable withholding taxes).

The Offer is initially scheduled to expire at 12:00 midnight, New York City time, on Tuesday, August 7, 2012 (which is the end of day on August 7, 2012), subject to extension in certain circumstances as required or permitted by the Merger Agreement, the SEC or the NASDAQ Stock Market.

If Parent, Purchaser and any of Parent’s other subsidiaries acquire in the aggregate at least 90% of the outstanding Shares (the “Short-Form Threshold”) pursuant to the Offer or otherwise, the Company, Parent and Purchaser will take all necessary and appropriate actions to effect a “short-form” merger under the DGCL without additional approval by the Company’s stockholders. In addition, subject to the terms of the Merger Agreement, the Company has granted Purchaser an irrevocable option (the “Top-Up Option”), exercisable only after Purchaser has accepted and purchased Shares tendered in the Offer and on the terms and conditions set forth in the Merger Agreement, to purchase from the Company that number of Shares as would be necessary for Parent and its subsidiaries to own one Share more than the Short-Form Threshold. If the Offer is consummated but the Short-Form Threshold is not attained, the Company will hold a special stockholders’ meeting to obtain stockholder approval of the Merger. Parent has agreed to vote all Shares then owned by it and its subsidiaries (whether acquired in the Offer or otherwise) in favor of approval of the Merger, thereby assuring approval.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consummation of the Offer is subject to several conditions, including, among other customary conditions, the following:

•	the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

•

there being validly tendered into the Offer and not withdrawn that number of Shares which, when taken together with Shares (if any) owned by Parent or any of its subsidiaries, represents more than 50% of the Shares then outstanding determined on a fully-diluted basis;

•	the absence of a material adverse effect on the Company;

•

the absence of any injunction, judgment, ruling, order or decree instituted, issue or entered, or any law enacted, issued, promulgated or enforced, by any governmental authority having jurisdiction over the Company, Parent or Purchaser which (i) restrains, enjoins or prohibits consummation of the Offer or the Merger or makes the consummation of the Offer or the Merger illegal or (ii) would reasonably be expected to result in a Substantial Detriment (as defined in the Merger Agreement); and

•

the absence of any pending (i) proceeding, claim, suit or action brought by any governmental authority seeking to (a) restrain, enjoin or prohibit the consummation of the Offer or the Merger or make the consummation of the Offer or the Merger illegal or (b) impose a Substantial Detriment (as defined in the Merger Agreement) or (ii) proceeding, claim, suit or action brought by any other person that (x) relates to the Merger Agreement or the transaction and (y) would reasonably be expected to have a material adverse effect on the Company.

The Merger Agreement does not contain a financing condition.

The Merger Agreement includes customary representations, warranties and covenants of the Company, Parent and Purchaser. The Company has agreed to operate its business in the ordinary course until the earlier of the termination of the Merger Agreement and the effective time of the Merger. The Company has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company and to certain restrictions on its ability to respond to any such proposals.

The Merger Agreement includes customary termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement, under certain circumstances, the Company must pay Parent a termination fee of $155,000,000 or Parent’s out-of-pocket expenses related to the Merger (up to a cap of $10,000,000).

The Board of Directors of the Company has unanimously resolved to recommend that the Company’s stockholders accept the Offer, tender their shares of the Company’s common stock to Purchaser in the Offer and, to the extent stockholder approval is required under applicable law, adopt the Merger Agreement.

On July 11, 2012, a putative shareholder class action complaint, captioned Fader v. Lincare Holdings, Inc., et. al., Case No. 12-8401, was filed in the Circuit Court of the 6th Judicial Circuit in and for Pinellas County, Florida, Circuit Civil Division (the “Fader Complaint”), against the Company, the members of the Board, Parent and Purchaser. The Fader Complaint alleges that the members of the Board breached their fiduciary duties to the Company’s shareholders by entering into the Merger Agreement, and further alleges that Parent and Purchaser aided and abetted the members of the Board in breaching their fiduciary duties. The Fader Complaint seeks, among other things, to enjoin the transactions contemplated by the Merger Agreement. The Company, Parent and Purchaser intend to vigorously defend against these claims.

LINCARE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Also on July 11, 2012, a putative shareholder class action complaint, captioned Himmel v. Lincare Holdings, Inc., et al., Case No. 12-8392, was filed in the Circuit Court of the 6th Judicial Circuit in and for Pinellas County, Florida, Circuit Civil Division (the “Himmel Complaint”), against the Company, the members of the Board, Parent and Purchaser. The Himmel Complaint, like the Fader Complaint, alleges that the members of the Board breached their fiduciary duties to the Company’s shareholders by entering into the Merger Agreement and that Parent, Purchaser and the Company aided and abetted the members of the board in breaching their fiduciary duties. The Himmel Complaint seeks, among other things, to enjoin the transactions contemplated by the Merger Agreement. The Company, Parent and Purchaser intend to vigorously defend against these claims.

On July 16, 2012, two additional putative shareholder class action complaints, captioned Britt v. Lincare Holdings Inc., et al., Case No. 12-8607 (the “Britt Complaint”), and Coyne v. Lincare Holdings Inc., et al., Case No. 12-8608 (the “Coyne Complaint”), were filed in the Circuit Court of the 6th Judicial Circuit in and for Pinellas County, Florida, Circuit Civil Division. The Britt Complaint and the Coyne Complaint, like the Himmel Complaint and Fader Complaint, allege that the members of the Board breached their fiduciary duties to the Company’s shareholders by entering into the Merger Agreement and that Parent, Purchaser and the Company aided and abetted the members of the board in breaching their fiduciary duties. The Britt Complaint and the Coyne Complaint also allege that the Schedule 14D-9, filed with the Securities and Exchange Commission on July 11, 2012, was materially incomplete and omitted certain information. The Britt Complaint and the Coyne Complaint each seek, among other things, to enjoin the transactions contemplated by the Merger Agreement. The Company, Parent and Purchaser intend to vigorously defend against these claims.

Also on July 16, 2012, Plaintiffs Himmel and Britt filed a motion in the Himmel action seeking an order (i) consolidating the Himmel, Fader, Britt and Coyne actions, (ii) appointing a leadership structure among plaintiffs’ law firms, (iii) expediting discovery, and (iv) setting a schedule for preliminary injunction proceedings. On July 18, 2012, the Company and the board filed papers opposing Plaintiffs’ request for expedited discovery and a schedule for preliminary injunction proceedings. On July 20, 2012, a fifth putative shareholder class action, captioned Souksavath v. Lincare Holdings Inc., et al., Case No. 12-8990 (the “Souksavath Complaint”), was filed in the Circuit Court of the 6th Judicial Circuit in and for Pinellas County, Florida, Circuit Civil Division. The Souksavath Complaint, like the Himmel Complaint, the Fader Complaint, the Britt Complaint and the Coyne Complaint, alleges that the members of the Board Breached their fiduciary duties to the Company’s shareholders by entering into the Merger Agreement and that Parent and Purchaser aided and abetted the members of the Board in breaching their fiduciary duties. The Souksavath Complaint, like the Britt Complaint and the Coyne Complaint, also alleges that the Schedule 14D-9, filed with the Securities and Exchange Commission on July 11, 2012, was materially incomplete and omitted certain information. The Souksavath Complaint seeks, among other things, to enjoin the transactions contemplated by the Merger Agreement. The Company, Parent and Purchaser intend to vigorously defend against these claims.

On July 23, 2012, the court held a hearing on Plaintiffs Himmel and Britt’s Emergency Motion to Consolidate Related Actions, Appoint a Leadership Structure, Order Expedited Discovery and Schedule Preliminary Injunction Proceedings. The court granted plaintiffs’ request to consolidate related actions and to appoint a leadership structure among plaintiffs’ counsel’s law firms. The court denied plaintiffs’ request for expedited discovery and to set a schedule for preliminary injunction proceedings. On July 27, 2012, Plaintiffs Himmel and Britt appealed the court’s denial of their request for expedited discovery and to set a schedule for preliminary injunction proceedings by filing an Emergency Petition for Alternative Writs of Certiorari or Mandamus Requiring the Trial Court to Adjudicate Petitioners’ Motion to Preliminarily Enjoin a $4.6 Billion Corporate Takeover Prior to the August 7, 2012 Close of the Tender Offer in the Second District Court of Appeal of the State of Florida. The Company, Parent and Purchaser intend to oppose the appeal.

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

The SCHIP Extension Act, which became law on December 29, 2007, required CMS to adjust the methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted average selling prices (“ASP”) based on actual sales volumes rather than average sales prices. CMS publishes payment rates for inhalation drugs each calendar quarter, representing the unit reimbursement rates in effect for inhalation drugs dispensed within that quarter. These payment rates may be subject to volatility as a result of the underlying ASP data used to determine the rates in effect each quarter. The quarterly ASP data published by CMS for inhalation drugs provided in 2010 and 2011 resulted in reductions in the Medicare payment rates for inhalation drugs that negatively impacted the Company’s annual net revenues by approximately $5.0 million and $14.8 million, respectively. Based upon the ASP payment rates published by CMS for the first three quarters of 2012, and assuming no changes in the volume or mix of drugs that we currently dispense, we estimate that our annual net revenues will be favorably impacted by approximately $11.7 million in 2012 when compared with 2011. We can not determine whether quarterly updates in ASP pricing data will result in future reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

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

On February 1, 2006, Congress passed the DRA legislation which changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment may be made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009. We anticipate that these oxygen payment rules will continue to negatively affect our net revenues on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in no further rental income from these customers. During 2011, we estimate that our sequential net revenues were reduced as a result of additional customers reaching the payment cap by approximately $20.2 million when compared to the prior year period. During the first half of 2012, we estimate that our net revenues were reduced by approximately $19.7 million compared to the first half of 2011, due to the oxygen rental payment cap.

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

In 2009, CMS reinstituted the bidding process in the nine largest MSA markets. Reimbursement rates from the re-bidding process were publicly released by CMS on June 30, 2010. CMS announced average savings of approximately 32% off the payment rates then in effect for the product categories included in competitive bidding. As of January 1, 2011, these payment rates were in effect in the nine markets only. Lincare was offered contracts to provide oxygen equipment in just two of the nine markets, Charlotte and Miami, and we accepted and signed those contracts. The Company’s annual Medicare revenues from the product categories in the nine markets affected by competitive bidding were approximately $48.0 million at the time the program commenced. During 2011, we completed acquisitions of companies that were contracted to provide home oxygen equipment and positive airway pressure devices in all nine competitive bidding markets.

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

Government Regulation

The federal governments of the United States and Canada and all states and provinces in which we currently operate regulate various aspects of our business. In particular, our operating centers are subject to federal laws that regulate the repackaging of drugs (including oxygen) and interstate motor-carrier transportation. Our operations also are subject to state and provincial laws, where applicable, governing, among other things, pharmacies, nursing services, distribution of medical equipment and certain types of home health activities. Certain of our employees are subject to state laws and regulations governing the ethics and professional practice of respiratory therapy, pharmacy and nursing.

As a health care provider in the United States, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. In Canada, we are subject to numerous similar and other laws and regulations including anti-corruptions laws and regulations. The marketing, billing, documenting and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare, Medicaid and other regulations, regional health insurance carriers and state agencies often conduct audits and request customer records and other documents to support our claims submitted for payment of services rendered to customers. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to the legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on our business.

Numerous federal, state and provincial laws and regulations, including the Federal Health Insurance Portability And Accountability Act of 1996 (“HIPAA”) and the Health Information Technology For Economic And Clinical Health Act (“HITECH Act”), govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information. As part of our provision of, and billing for, health care equipment and services, we are required to collect and maintain patient-identifiable health information. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payors, and the cost of complying with these standards could be significant. If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

Health care is an area of rapid regulatory change. Changes in the laws and regulations and new interpretations of existing laws and regulations may affect permissible activities, the relative costs associated with doing business, and reimbursement amounts paid by federal, state, provincial and other third-party payors. We can not predict the future of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or possible changes in national health care policies. Future legislative and regulatory changes could have a material adverse effect on our business.

Operating Results

The following table sets forth, for the periods indicated, a summary of the Company’s net revenues by product category:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Respiratory and other chronic therapies	$445,054	$403,022	$894,598	$789,042
DME, infusion and enteral therapies	51,109	46,011	102,443	91,558

Total	$496,163	$449,033	$997,041	$880,600

Net revenues for the three months ended June 30, 2012, increased by $47.1 million (or 10.5%), compared with the three months ended June 30, 2011 and for the six months ended June 30, 2012, increased by $116.4 million (or 13.2%) compared with the six months ended June 30, 2011. The Company estimates that the 10.5% increase in net revenues in the three-month period of 2012 was comprised of approximately 11.0% internal and acquisition growth offset by approximately 0.5% negative impact from $2.1 million of Medicare payment changes (see “Medicare Reimbursement” above). The Company estimates that the 13.2% increase in net revenues in the six-month period of 2012 was comprised of approximately 13.7% internal and acquisition growth offset by approximately 0.5% negative impact from $4.3 million of Medicare payment changes in 2012. The internal growth in net revenues is attributable to underlying demographic growth in the markets for our products and gains in customer counts resulting primarily from our sales and marketing efforts that emphasize high-quality equipment and customer service. Growth in net revenues from acquisitions is attributable to the effects of acquisitions of local and regional companies and is based on the estimated contribution to net revenues for the four quarters following such acquisitions.

The contribution of respiratory and other chronic therapy products to our net revenues was 89.7% during the three and six months ended June 30, 2012 and during the three and six months ended June 30, 2011 was 89.8% and 89.6%, respectively. Our strategy is to focus on the provision of oxygen, respiratory and other chronic therapy services to patients in the home and to provide home medical equipment, infusion and enteral nutrition products and services where we believe such services will enhance our core respiratory business.

Cost of goods and services, as a percentage of net revenues, was 32.3% and 32.5%, respectively, for the three and six months ended June 30, 2012, compared with 31.7% and 30.3%, respectively, for the comparable prior year periods. Cost of goods and services for the three months ended June 30, 2012, increased $17.9 million, or 12.6%, when compared with the prior year period. Cost of goods and services for the six months ended June 30, 2012, increased $57.3 million, or 21.5%, when compared with the prior year period. The increase in cost of goods and services in 2012 is primarily attributable to the Company’s acquisition of a specialty pharmacy business with gross margins that are substantially lower than other products and services provided by the Company and higher sale volumes of CPAP supplies and inhalation drugs.

Cost of goods and services for the three and six-month periods includes the cost of medical equipment (excluding depreciation of $30.4 million and $59.5 million in 2012 and $28.1 million and $54.9 million in 2011, respectively), drugs and supplies sold to patients and certain costs related to the Company’s respiratory drug product line. These costs include an allocation of customer service, distribution and administrative costs relating to the respiratory drug product line of approximately $14.2 million and $28.1 million for the three and six-month periods of 2012, respectively, and approximately $13.6 million and $27.5 million for the three and six-month periods of 2011, respectively. Included in cost of goods and services in the three and six months ended June 30, 2012 are salary and related expenses of pharmacists and other service professionals of $2.6 million and $5.4 million, respectively. Such salary and related expenses for the three and six months ended June 30, 2011, were $3.0 million and $5.8 million, respectively.

Operating expenses, as a percentage of net revenues, were 22.5% and 22.8%, respectively, for the three and six months ended June 30, 2012, compared with 22.8% and 23.2%, respectively, for the comparable prior year periods. Operating expenses for the three and six months ended June 30, 2012, increased by $9.7 million, or 9.5%, and $22.8 million, or 11.2%, respectively, over the prior year periods. The Company has been successful in achieving productivity gains that have contributed to containment of the growth in wage expenses and in managing the growth of its employee health benefit costs. These positive developments were partially offset by increases in vehicle related expenses during the first six months of 2012, most significantly fuel costs.

The Company manages 1,058 operating centers from which customers are provided equipment, supplies and services. An operating center averages approximately seven to eight employees and is typically comprised of a center manager, two customer service representatives (referred to as “CSRs” – telephone intake, scheduling, documentation), two or three service representatives (referred to as “Service Reps” – delivery, maintenance and retrieval of equipment and delivery of disposables), a respiratory therapist (non-reimbursable clinical follow-up with the customer and communication to the prescribing physician) and a sales representative (marketing calls to local physicians and other referral sources).

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

Operating Expenses (in thousands)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011
Salary and related	$72,640	$67,826	$147,357	$134,256
Facilities	15,612	12,796	32,022	28,561
Vehicles	14,533	13,756	29,553	26,420
General supplies/miscellaneous	9,092	7,811	17,927	14,859

Total	$111,877	$102,189	$226,859	$204,096

Included in operating expenses during the three and six months ended June 30, 2012 are salary and related expenses for Service Reps in the amount of $28.9 million and $57.8 million, respectively. Such salary and related expenses for the three and six months ended June 30, 2011 were $28.3 million and $55.9 million, respectively.

Selling, general and administrative (“SG&A”) expenses, as a percentage of net revenues, were 18.1% and 18.4%, respectively, for the three and six months ended June 30, 2012, compared with 19.0% and 19.1% for the comparable prior year periods. SG&A expenses for the three and six months ended June 30, 2012 increased by $4.1 million, or 4.8%, and $14.6 million, or 8.7% when compared to the prior year periods. SG&A expenses include costs related to sales and marketing activities, corporate overhead and other business support functions. Included in SG&A during the three and six months ended June 30, 2012 are salary and related expenses of $68.6 million and $138.0 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and six months ended June 30, 2012 of $18.0 million and $35.7 million, respectively. Included in SG&A during the three and six months ended June 30, 2011 are salary and related expenses of $62.9 million and $125.1 million, respectively. These salary and related expenses include the cost of the Company’s respiratory therapists for the three and six months ended June 30, 2011 of $17.9 million and $34.5 million, respectively. The Company’s respiratory therapists generally provide non-reimbursable clinical follow-up with the customer and communication, as appropriate, to the prescribing physician with respect to the customer’s prescribed plan of care. The Company includes the salaries and related expenses of its respiratory therapist personnel (licensed respiratory therapists or, in some cases, registered nurses) in SG&A because it believes that these personnel enhance the Company’s business relative to its competitors who do not employ respiratory therapists.

Bad debt expense as a percentage of net revenues was 2.6% and 2.3% for the three and six months ended June 30, 2012, respectively, and 2.0% for the three and six months ended June 30, 2011. Bad debt expense for the three and six months ended June 30, 2012 increased by $3.9 million and $5.3 million, respectively, over the comparable prior year period.

Included in depreciation and amortization expense in the three and six months ended June 30, 2012 is depreciation of medical equipment of $30.4 million and $59.5 million, respectively, and depreciation of other property and equipment of $1.8 million and $4.3 million, respectively. Included in depreciation and amortization expense in the three and six months ended June 30, 2011 is depreciation of medical equipment of $28.1 million and $54.9 million, respectively, and depreciation of other property and equipment of $1.5 million and $3.7 million, respectively.

Operating income for the three and six months ended June 30, 2012, was $88.5 million (17.8% of net revenues) and $174.9 million (17.5% of net revenues), respectively, compared with $80.1 million (17.8% of net revenues) and $164.7 million (18.7% of net revenues), respectively, for the comparable prior year periods. Operating income for the three and six months ended June 30, 2012, increased by $8.4 million, or 10.5%, and $10.2 million, or 6.2% when compared to the prior year periods. The increase in operating income in 2012 over 2011 is attributed primarily to the growth in net revenues and containment of costs and expenses during the period.

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

Net cash provided by operating activities was $130.1 million for the six months ended June 30, 2012, compared with $131.8 million for the six months ended June 30, 2011. Net cash used in investing activities was $57.7 million for the six months ended June 30, 2012. Investing activities during the six-month period ended June 30, 2012 included our net investment in property and equipment of $62.2 million, $2.7 million of purchases of short-term investments and $15.9 million of business acquisition expenditures offset by the sale and maturity of investments of $23.1 million. Net cash provided by financing activities was $59.0 million for the six months ended June 30, 2012. Financing activities during the six-month period ended June 30, 2012 included advances under our revolving credit agreement of $220.0 million, proceeds from the issuance of a $250.0 million single draw term loan facility and proceeds of $4.4 million from the exercise of stock options and issuance of common shares offset by repayments under the revolving credit agreement of $320.0 million, payment of $34.7 million of dividends, payments on debt and long-term obligations of $9.1 million and $50.0 million of repurchases of our common shares.

As of June 30, 2012, our principal sources of liquidity consisted of approximately $146.3 million of cash and cash equivalents, $19.6 million of short-term investments and $413.2 million available under our revolving credit agreement. The revolving credit agreement, dated September 15, 2011, makes available to us up to $450.0 million over a five-year period, subject to certain terms and conditions set forth in the agreement. As of June 30, 2012, there were no borrowings outstanding and $36.8 million of standby letters of credit issued under the credit facility.

On July 2, 2012, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.20 per share which was paid on July 30, 2012, to stockholders of record as of July 16, 2012. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors.

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase from time to time, on the open market or in privately negotiated transactions, shares of the Company’s common stock in amounts determined pursuant to a formula (the “share repurchase formula”) that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. During the first quarter of 2012, the Company repurchased and retired 1,877,670 shares for $50.0 million pursuant to the repurchase plan. The Company did not repurchase any shares in the second quarter of 2012. As of June 30, 2012, $273.7 million of the Company’s common stock was eligible for repurchase in accordance with the plan’s formula.

On October 31, 2007, we completed the sale of $275.0 million principal amount of convertible senior debentures, due 2037 – Series A (the “Series A Debentures”) and $275.0 million principal amount of convertible senior debentures due 2037 – Series B (the “Series B Debentures” and together with the Series A Debentures, the “Series Debentures”) in a private placement. The Series Debentures pay interest semi-annually at a rate of 2.75% per annum. The Series Debentures are unsecured and unsubordinated obligations and are convertible under specified circumstances based upon a base conversion rate, which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. Upon conversion, holders of the Series Debentures will receive cash up to the principal amount, and any excess conversion value will be delivered in shares of our common stock or in a combination of cash and shares of common stock, at our option. The base conversion rate for the Debentures as of June 30, 2012 is 31.0828 shares of common stock per $1,000 principal amount of Series Debentures, equivalent to a base conversion price of approximately $32.17 per share. In addition, if at the time of conversion the applicable price of our common stock exceeds the base conversion price, holders of the Series Debentures will receive an additional number of shares of common stock per $1,000 principal amount as determined pursuant to a specified formula. We have the right to redeem the Series A Debentures and the Series B Debentures at any time after November 1, 2012 and November 1, 2014, respectively. Holders of the Series Debentures will have the right to require us to repurchase for cash all or some of their Series Debentures upon the occurrence of certain fundamental change transactions or on November 1, 2012, 2017, 2022, 2027 and 2032 in the case of the Series A Debentures and November 1, 2014, 2017, 2022, 2027 and 2032 in the case of the Series B Debentures.

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

Accounts receivable balance concentrations by major payor category as of June 30, 2012 and December 31, 2011 were as follows:

Percentage of Accounts Receivable Outstanding:

	June 30, 2012	December 31, 2011
Medicare	43.3%	37.2%
Medicaid/Other Government	13.6%	14.7%
Private Insurance	32.9%	38.4%
Customer Pay	10.2%	9.7%

Total	100.0%	100.0%

Aged accounts receivable balances by major payor category as of June 30, 2012 and December 31, 2011 were as follows:

Percentage of Accounts Aged in Days:

	June 30, 2012
	0-60	61-120	Over 120
Medicare	48.3%	16.5%	35.2%
Medicaid/Other Government	44.2%	18.6%	37.2%
Private Insurance	50.6%	15.2%	34.2%
Customer Pay	32.6%	19.9%	47.5%
All Payors	46.9%	16.7%	36.4%

Percentage of Accounts Aged in Days:

	December 31, 2011
	0-60	61-120	Over 120
Medicare	67.5%	12.9%	19.6%
Medicaid/Other Government	55.1%	18.0%	26.9%
Private Insurance	60.1%	13.7%	26.2%
Customer Pay	30.5%	15.0%	54.5%
All Payors	59.2%	14.2%	26.6%

We operate 39 regional billing and collection offices (“RBCOs”) that are responsible for the billing and collection of accounts receivable. The RBCOs are aligned geographically to support the accounts receivable activity of the operating centers within their assigned territories. As of June 30, 2012, there were 1,533 full-time employees in the RBCOs. Accounts receivable collections are performed by designated collectors within each of the RBCOs. The collectors use various reporting tools available within our proprietary billing system to identify claims that have been denied or partially paid by the responsible party and claims that have not been processed by the third-party payor in a timely manner. Collections of accounts receivable are typically pursued using direct phone contact to determine the reason for non-payment and, if necessary, corrected claims are prepared for resubmission and further follow-up with the responsible party. In some cases, third-party payors have developed electronic inquiry methods that we can access to determine the status of individual claims. We have benefited from the increasing availability of electronic funds transfers from payors, which now account for approximately 77.4% of all payments received.

Our accounts receivable days sales outstanding (“DSO”) increased to 60 days at June 30, 2012 compared with 47 days at December 31, 2011. Our bad debt expense, as a percentage of net revenues, was 2.3% during the six-month period ended June 30, 2012 and 2.0% during the six-month period ended June 30, 2011. Contributing to the increase in our accounts receivable is a significant increase in the number of Medicare claims subject to prepayment review, primarily by the DME MACs. These reviews are substantially delaying the collection of our Medicare accounts receivable as well as related secondary amounts due under supplemental insurance plans. We estimate that accounts receivable subject to Medicare pre-payment review were approximately $59.9 million as of June 30, 2012. Also contributing to the increase in accounts receivable and bad debt expense are copayments and deductibles due from customers who are finding it difficult to pay their out-of-pocket charges due to loss of insurance coverage or reductions in their investment or employment income.

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

Income Taxes

Our effective income tax rate was 38.67% and 38.88%, respectively, for the three and six month periods ended June 30, 2012 compared with 39.71% and 39.15%, respectively, for the three and six month periods ended June 30, 2011. The income tax rate decreased from the three and six month periods ended June 30, 2011 primarily due to an increase in favorable adjustments associated with the filing of amended state returns.

We have elected to treat our portion of all foreign subsidiary earnings through June 30, 2012 as permanently reinvested under the relevant accounting guidance and accordingly have not provided for any U.S. federal or state tax thereon. Our intention is to reinvest the earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, the amount of cash for all foreign subsidiaries permanently reinvested, and the amount of incremental taxes that might arise were these earnings to be remitted, are not material.

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

Risks Related to Our Pending Merger with Parent and Purchaser and the Related Tender Offer

COMPLETION OF THE OFFER AND THE MERGER ARE SUBJECT TO VARIOUS CONDITIONS, AND NEITHER THE OFFER NOR THE MERGER MAY OCCUR EVEN IF WE OBTAIN STOCKHOLDER APPROVAL.

Consummation of the Offer and Merger is subject to customary conditions, including, in the case of the Merger, adoption of the Merger Agreement by our stockholders in certain circumstances, the absence of legal restraints and the receipt of requisite antitrust approval. Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to us, customary covenants regarding operation of our and our subsidiaries’ respective business prior to closing. As a result of these conditions, we cannot assure you that either the Offer or the Merger will be completed, even if stockholder approval of the Merger is required and obtained. If the Merger is not completed for any reason, we expect that we would continue to be managed by our current management, under the direction of our board of directors.

THE MERGER PROCESS COULD ADVERSELY AFFECT OUR BUSINESS, SHARE PRICE, REPUTATION AND RESULTS OF OPERATIONS.

Our efforts to complete the Merger could cause substantial disruptions in our business, which could have an adverse effect on our financial results. Among other things, uncertainty as to whether a transaction will be completed with Parent and Purchaser may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the merger is pending, because employees may experience uncertainty about their future roles with Parent and Purchaser.

Uncertainty as to our future could adversely affect our business, reputation and our relationship with customers and potential customers. For example, vendors, customers and others that deal with us could defer decisions concerning working with us, or seek to change existing business relationships with us. Further, a substantial amount of the attention of management and employees is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations because matters related to the Merger (including integration planning) require substantial commitments of time and resources.

If the proposed Offer and/or Merger is not completed, the share price of our common stock will likely fall to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances described in the Merger Agreement, we may be required to pay a termination fee of up to $155,000,000 or Parent’s out-of-pocket expenses related to the Merger (up to a cap of $10,000,000) if the Merger Agreement is terminated. Further, the failure of the proposed Merger to be completed may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, vendors and other partners in the business community.

WHILE THE MERGER AGREEMENT IS IN EFFECT, WE ARE SUBJECT TO RESTRICTIONS ON OUR BUSINESS ACTIVITIES.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger and are generally outside the ordinary course of business, and otherwise have a material adverse effect on our future results of operations or financial condition.

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

DRA changed the reimbursement methodology for oxygen equipment from continuous monthly payment for as long as the equipment is in use by a Medicare beneficiary, which includes payment for oxygen contents, related disposable supplies and accessories and maintenance of equipment, to a capped rental arrangement whereby payment for oxygen equipment may not extend over a period of continuous use of longer than 36 months. Separate payments for oxygen contents continue to be made for the period of medical need beyond the 36th month. Additionally, payment for routine maintenance and service of the oxygen equipment may be made following each six-month period after the 36-month rental period ends. The oxygen provisions contained in DRA became effective on January 1, 2006. In the case of beneficiaries receiving oxygen equipment prior to the effective date, the 36-month period of continuous use began on January 1, 2006. Accordingly, the first month in which the new payment methodology impacted our net revenues was January 2009. We anticipate that the new oxygen payment rules will continue to negatively affect our net revenues on an ongoing basis, as each month additional customers reach the 36-month capped service period, resulting in up to two or more years without rental income from these customers. During 2011, we estimate that our sequential net revenues were reduced as a result of additional customers reaching the payment cap by approximately $20.2 million when compared to the prior year period. During the first half of 2012, we estimate that our net revenues were reduced by approximately $19.7 million compared to the first half of 2011, attributed to the oxygen rental payment cap.

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

Recently enacted legislation negatively affected Medicare reimbursement amounts for covered Part B drugs, including inhalation drugs that we provide, beginning April 1, 2008 (See “MEDICARE REIMBURSEMENT”). The SCHIP Extension Act required CMS to adjust the average sales price (“ASP”) calculation methodology used to determine Medicare payment amounts for inhalation drugs by using volume-weighted ASPs based on actual sales volume rather than average sales price. CMS publishes payment rates for inhalation drugs each calendar quarter, representing the unit reimbursement rates in effect for inhalation drugs dispensed within that quarter. These payment rates may be subject to volatility as a result of the underlying ASP data used to determine the rates in effect each quarter. The quarterly ASP data published by CMS for inhalation drugs provided in 2010 and 2011 resulted in reductions in the Medicare payment rates for inhalation drugs that negatively impacted the Company’s annual net revenues by approximately $5.0 million and $14.8 million, respectively. Based upon the ASP payment rates published by CMS for the first three quarters of 2012, and assuming no changes in the volume or mix of drugs that we currently dispense, we estimate that our annual net revenues will be favorably impacted by approximately $11.7 million in 2012 when compared with 2011. We can not determine whether quarterly updates in ASP pricing data will result in future reductions in payment rates for inhalation drugs, or what impact such payment reductions could have on our business in the future.

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

WE ARE SUBJECT TO EXTENSIVE FEDERAL, STATE AND CANADIAN REGULATION, AND IF WE FAIL TO COMPLY WITH APPLICABLE REGULATIONS, WE COULD SUFFER SEVERE CRIMINAL OR CIVIL SANCTIONS OR BE REQUIRED TO MAKE SIGNIFICANT CHANGES TO OUR OPERATIONS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

The federal governments of the United States and Canada and all states and provinces in which we currently operate regulate various aspects of our business. In particular, our operating centers are subject to federal laws that regulate the repackaging of drugs (including oxygen) and interstate motor-carrier transportation. Our operations also are subject to state and provincial laws, where applicable, governing, among other things, pharmacies, nursing services, distribution of medical equipment and certain types of home health activities. Certain of our employees are subject to state laws and regulations governing the ethics and professional practices of respiratory therapy, pharmacy and nursing.

As a health care provider in the United States, we are subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. In Canada, we are subject to numerous similar and other laws and regulations including anti-corruption laws and regulations. The marketing, billing, documenting and other practices of health care companies are all subject to government scrutiny. To ensure compliance with Medicare, Medicaid and other regulations, regional health insurance carriers and state agencies often conduct audits and request customer records and other documents to support our claims submitted for payment of services rendered to customers. Similarly, government agencies periodically open investigations and obtain information from health care providers pursuant to the legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs, which could have a material adverse effect on our business.

Health care is an area of rapid regulatory change. Changes in the laws and regulations and new interpretations of existing laws and regulations may affect permissible activities, the relative costs associated with doing business, and reimbursement amounts paid by federal, state, provincial and other third-party payors. We can not predict the future of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or possible changes in national health care policies. Future legislation and regulatory changes could have a material adverse effect on our business.

WE ARE SUBJECT TO BURDENSOME AND COMPLEX BILLING AND RECORD-KEEPING REQUIREMENTS IN ORDER TO SUBSTANTIATE OUR CLAIMS FOR PAYMENT UNDER FEDERAL, STATE AND COMMERCIAL HEALTH CARE REIMBURSEMENT PROGRAMS, AND OUR FAILURE TO COMPLY WITH EXISTING REQUIREMENTS, OR CHANGES IN THOSE REQUIREMENTS OR INTERPRETATIONS THEREOF, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

We are subject to many comprehensive and frequently changing laws and regulations, and interpretations thereof, at both the federal and state levels, requiring compliance with burdensome and complex billing and record-keeping requirements in order to substantiate our claims for payment under federal, state and commercial health care reimbursement programs. On an ongoing basis, we have implemented policies and procedures designed to meet the various documentation requirements of government payors as they have been interpreted and applied. Examples of such documentation requirements are contained in the Durable Medical Equipment Medicare Administrative Contractor (“DME MAC”) Supplier Manuals which provide that clinical information from the “patient’s medical record” is required to justify the medical necessity for the provision of DME. Auditors working on behalf of the DME MACs have recently taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, health care facility, or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. Other government auditors have recently taken the same or a similar position. It may be difficult, and sometimes impossible, for us to obtain such documentation from other health care providers. If these or other burdensome positions continue to be adopted by auditors, DME MACs, other contractors or CMS in administering the Medicare program, we have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare would likely be substantially reduced. We have also experienced a significant increase in pre-payment reviews of our claims by the DME MACs, which has caused substantial delays in the collection of our Medicare accounts receivable as well as related amounts due under supplemental insurance plans. We estimate that accounts receivable subject to Medicare pre-payment review were approximately $59.9 million as of June 30, 2012. We can not currently predict the adverse impact that these new, more burdensome interpretations of the Medicare documentation requirements might have on our financial position or operating results, but such impact could be material.

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

COMPLIANCE WITH REGULATIONS UNDER THE FEDERAL HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 (“HIPAA”), THE HEALTH INFORMATION TECHNOLOGY FOR ECONOMIC AND CLINICAL HEALTH ACT (“HITECH ACT”), RELATED RULES, RELATING TO THE TRANSMISSION, SECURITY AND PRIVACY OF HEALTH INFORMATION AND SIMILAR CANADIAN REGULATIONS COULD IMPOSE ADDITIONAL SIGNIFICANT COSTS ON OUR OPERATIONS.

Numerous federal, state and provincial laws and regulations, including HIPAA and the HITECH Act, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information. HIPAA and the HITECH Act require us to comply with standards for the use and disclosure of health information within our company and with third parties. HIPAA and the HITECH Act also include standards for common health care electronic transactions and code sets, such as claims information, plan eligibility, payment information and the use of electronic signatures, and privacy and electronic security of individually identifiable health information. HIPAA requires health care providers, including us, in addition to health plans and clearinghouses, to develop and maintain policies and procedures with respect to protected health information that is used or disclosed. The HITECH Act expands the notification requirement for breaches of patient-identifiable health information, restricts certain disclosures and sales of patient-identifiable health information and provides a tiered system for civil monetary penalties for HIPAA violations.

If we do not comply with existing or new laws and regulations related to patient health information in the United States and Canada, we could be subject to criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payors, and the cost of complying with these standards could be significant.

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

Our revolving credit facility is subject to changing LIBOR-based interest rates. At June 30, 2012, we had no outstanding borrowings under the $450.0 million credit facility and $250.0 million outstanding under the five-year single draw term loan.

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

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 11, 2012, in connection with the transactions contemplated by the Merger Agreement, two putative shareholder class action complaints were filed in the Circuit Court of the 6th Judicial Circuit in and for Pinellas County, Florida against the Company, the members of the Board, Parent and Purchaser. On July 16, 2012, two additional putative shareholder class action complaints, were filed in the same Circuit Court. A fifth putative shareholder class action was filed on July 20, 2012, also in the same Circuit Court. Please see Item 1, Note 12 Subsequent Events, above, for a detailed summary of these legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, the Company did not repurchase any shares of its common stock in the open market.

Our Board of Directors has authorized a share repurchase plan whereby the Company may repurchase shares of the Company’s common stock in amounts determined pursuant to a formula that takes into account both the ratio of the Company’s net debt to cash flow and its available cash resources and borrowing availability. As of June 30, 2012, $273.7 million of common stock was eligible for repurchase in accordance with the plan’s formula.

Item 3. Defaults Upon Senior Securities – Not Applicable

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information – Not Applicable

Item 6. Exhibits

(a) Exhibits included or incorporated herein: See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCARE HOLDINGS INC.
Registrant

/S/ PAUL G. GABOS
Paul G. Gabos Secretary, Chief Financial Officer and Principal Accounting Officer

August 6, 2012

INDEX OF EXHIBITS

Exhibit Number	Exhibit

2.1 (A)	Agreement and Plan of Merger, dated as of July 1, 2012, by and among Lincare Holdings Inc., Linde AG and Linde US Inc.

3.10 (B)	Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.11 (B)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lincare Holdings Inc.

3.20 (C)	Amended and Restated By-Laws of Lincare Holdings Inc.

4.10 (D)	Lincare Holdings Inc. Indenture dated as of June 11, 2003

4.20 (D)	Lincare Holdings Inc. Registration Rights Agreement dated as of June 11, 2003

4.30 (E)	Lincare Holdings Inc. Series A Indenture dated as of October 31, 2007

4.40 (E)	Lincare Holdings Inc. Series B Indenture dated as of October 31, 2007

4.50 (E)	Lincare Holdings Inc. Registration Rights Agreement dated as of October 31, 2007

4.70 (F)	Credit Agreement with Bank of America, N.A. as Agent and Credit Agricole Corporate and Investment Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents and U.S. Bank National Association, and RBS Citizens, National Association, as Co-Documentation Agents.

4.80 (G)

First Amendment to Credit Agreement and Joinder, dated as of June 29, 2012, among Lincare Holdings Inc., as Borrower, certain subsidiaries of the Borrower from time to time party thereto, as Guarantors, the several lenders from time to time party thereto and Wells Fargo Bank, National Association as Agent and Fifth Third Bank, TD Bank, N.A. and Credit Agricole Corporate and Investment Bank as Co-Syndication Agents and RBS Citizens, National Association as Documentation Agent and Wells Fargo Securities, LLC, Fifth Third Bank, TD Securities (USA) LLC and Credit Agricole Corporate and Investment Bank, as Joint Bookrunners and Joint Lead Arrangers.

31.1	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John P. Byrnes, Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Paul G. Gabos, Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

A	Incorporated by reference to the Registrant’s Form 8-K dated July 6, 2012.

B	Incorporated by reference to the Registrant’s Form 10-Q dated August 12, 1998.

C	Incorporated by reference to the Registrant’s Form 8-K dated December 21, 2010.

D	Incorporated by reference to the Registrant’s Form 8-K dated June 12, 2003.

E	Incorporated by reference to the Registrant’s Form 8-K dated November 6, 2007.

F	Incorporated by reference to the Registrant’s Form 8-K dated September 19, 2011.

G	Incorporated by reference to the Registrant’s Form 8-K dated July 5, 2012.

S-1